Form 10-Q
period 2000-03-31
BKF CAPITAL GROUP INC
filed 2000-05-22
CIK 9235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to______________

Commission file number: 811-02144

                             BKF CAPITAL GROUP, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                         36-0767530
                --------                                         ----------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

One Rockefeller Plaza, New York, New York                          10020
-----------------------------------------                        ----------
(Address of principal executive offices)                         (Zip Code)

                                 (212) 332-8400
                                 --------------
              (Registrant's telephone number, including area code)

                            Baker, Fentress & Company
                            -------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     There were 6,504,852 shares of the registrant's Common Stock outstanding as of April 30, 2000.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    BKF Capital Group, Inc. and Subsidiaries

        Pro Forma Condensed Consolidated Statement of Financial Condition
                                  (Unaudited)
         (Dollar amounts in thousands, except share and per share data)
                                  (See note 1)

                                                   BKF Capital                                 Pro forma         Pro forma
                                                   Group, Inc.            LEVCO             adjustments and   Consolidated
                                                    March 31,            March 31,           intercompany        March 31,
                                                      2000                 2000               elimination          2000
                                                  -------------        -------------       -----------------  -------------
Assets:
Current assets:
Cash and cash equivalents                         $         934        $      11,873                          $      12,807
Investment advisory fees receivable                                           11,591                                 11,591
Prepaid expenses and other current assets                   939                1,355  (d)              (69)           2,225
                                                  -------------        -------------                          -------------
       Total current assets                               1,873               24,819                                 26,623
                                                  -------------        -------------                          -------------
Noncurrent assets:
Investments in affiliated partnerships                                         4,517                                  4,517
Fixed assets-net                                                               3,104                                  3,104
Other assets                                                                     851                                    851
Deferred tax asset (net of allowance of $5,170)                                                       5,170               -
                                                                                                     (5,170)
Investments (b)                                             599                                                         599
Investment in LEVCO                                      92,000                       (a)            (3,825)              -
                                                                                      (f)           (88,175)
Intangible assets:
Goodwill                                                                              (c)            23,363          23,363
Employment contracts                                                                  (c)            23,363          23,363
Investment advisory contracts                                                         (c)            70,088          70,088
Accumulated amortization                                                              (c)           (52,786)        (52,786)
                                                  -------------        -------------                          -------------
       Total assets                               $      94,472        $      33,291                          $      99,722
                                                  =============        =============                          =============

Liabilities and stockholders' equity:
Current liabilities:
Accrued expenses                                  $       1,608        $       1,598  (d)            $  170         $ 3,307
                                                                                      (d)               (69)
Accrued bonuses                                                                4,737                                  4,737
Accrued incentive compensation                                                   125                                    125
Income taxes payable                                                           1,856  (e)              (260)          1,596
                                                  -------------        -------------                          -------------
       Total current liabilities                          1,608                8,316                                  9,765

Other liabilities                                                                828                                    828
                                                  -------------        -------------                          -------------
       Total liabilities                                  1,608                9,144                                 10,593
                                                  -------------        -------------                          -------------

Stockholders' equity:
Common stock, $1 par value, authorized--60,000,000
  shares; issued and outstanding--6,504,852 shares        6,505                                                       6,505
Additional paid-in capital                              115,005               55,517                                 50,260
                                                                                      (a)           (28,646)
                                                                                      (a)            (3,825)
                                                                                      (f)           (88,175)
                                                                                      (g)               384
Unrealized depreciation of investments                  (28,646)                      (a)            28,646               -
Retained earnings(deficit)                                                   (31,370) (c)            64,028          32,364
                                                                                      (d)              (170)
                                                                                      (e)               260
                                                                                      (g)              (384)
                                                  -------------        -------------                          -------------
      Total stockholders' equity                         92,864               24,147                                 89,129
                                                  -------------        -------------                          -------------
Total liabilities and stockholders' equity        $      94,472        $      33,291                          $      99,722
                                                  =============        =============                          =============

(a) To record the retroactive effect of accounting for the LEVCO transaction under purchase accounting.
(b) Represents investments in two private placement securities. The Company intends to liquidate these positions as appropriate on reasonable terms.
(c) To record the initial acquisition by BKF under purchase accounting and the reversal of the intercompany loan.
(d) To eliminate intercompany receivable/payable and to record additional public company operating expenses to be borne by LEVCO.
(e) To record the tax effect of the pro forma adjustments including a deferred income tax benefit and the related valuation allowance.
(f)  To eliminate the intercompany investment (LEVCO) in consolidation.
(g) To adjust for BKF historical income included in Pro forma consolidated net loss

See accompanying notes

                    BKF Capital Group, Inc. and Subsidiaries

        Pro Forma Condensed Consolidated Statement of Financial Condition
                                  (Unaudited)
         (Dollar amounts in thousands, except share and per share data)
                                  (See note 1)


                                                     BKF Capital                                   Pro forma         Pro forma
                                                     Group, Inc.              LEVCO             adjustments and     Consolidated
                                                     December 31,          December 31,          Intercompany       December 31,
                                                         1999                 1999               elimination            1999
                                                    -------------         -------------         --------------     -------------
Assets:
Current assets:
Cash and cash equivalents                           $     481,988         $      12,431  (a)    $     (480,058)    $      14,361
Investment advisory fees receivable(h)                                           12,460  (f)               (10)           12,450
Prepaid expenses and other current assets                     858                   485                                    1,343
                                                    -------------         -------------                            -------------
       Total current assets                               482,846                25,376                                   28,154
                                                    -------------         -------------                            -------------
Noncurrent assets:
Investments in affiliated partnerships                                            7,633                                  $ 7,633
Fixed assets-net                                                                  3,154                                    3,154
Other assets                                                                        912                                      912
Investments (e)                                             1,000                                                          1,000
Investment in LEVCO                                        92,000                        (c)            (3,611)                -
                                                                                         (g)           (88,389)
Intangible assets:
Goodwill                                                                                 (c)            23,363            23,363
Employment contracts                                                                     (c)            23,363            23,363
Investment advisory contracts                                                            (c)            70,088            70,088
Accumulated amortization                                                                 (c)           (49,812)          (49,812)
                                                    -------------         -------------                            -------------
       Total assets                                 $     575,846         $      37,075                            $     107,855
                                                    =============         =============                            =============

Liabilities and stockholders' equity:
Current liabilities:
Accrued expenses                                    $       2,718               $ 2,036  (b)    $          (10)    $       4,744
Accrued bonuses(h)                                                               13,346                                   13,346
Income taxes payable(h)                                                             306                                      306
                                                    -------------         -------------                            -------------
       Total liabilities                                    2,718                15,688                                   18,396
                                                    -------------         -------------                            -------------
Stockholders' equity:
Common stock, $1 par value, authorized--60,000,000
  shares; issued and outstanding--6,504,852 shares         39,029                        (d)           (32,524)            6,505
Additional paid-in capital                                463,426                55,517  (a)          (422,115)           50,092
                                                                                         (c)           (39,018)
                                                                                         (b)                10
                                                                                         (c)            (3,611)
                                                                                         (d)            32,524
                                                                                         (a)            51,748
                                                                                         (g)           (88,389)
Undistributed net realized gains                           57,943                        (a)           (57,943)                -
Unrealized depreciation of investments                    (39,018)                       (c)            39,018                 -
Retained earnings(h)                                       51,748               (34,130) (a)           (51,748)           32,862
                                                                                         (f)               (10)
                                                                                         (c)            67,002
                                                    -------------         -------------                            -------------
     Total stockholders' equity                           573,128                21,387                                   89,459
                                                    -------------         -------------                            -------------

Total liabilities and stockholders' equity          $     575,846         $      37,075                            $     107,855
                                                    =============         =============                            =============

(a)  To record final distribution made to shareholders on January 7, 2000.
(b)  To reflect reversal of advisory fee payable to LEVCO.
(c) To record the initial acquisition by BKF under purchase accounting and the reversal of the intercompany loan.
(d) To record the reverse stock split (6,504,852 shares are issued and outstanding after the reverse split).
(e) Represents investments in two private placement securities. The Company intends to liquidate these positions as appropriate on reasonable terms.
(f)  To reverse advisory fee receivable from BKF.
(g)  To eliminate the intercompany investment (LEVCO) in consolidation.
(h) Reflects the retroactive effect of the accrual of incentive fees of $375 and the related effect to accrued bonuses, income taxes payable and retained earnings of $235, $66 and $74 respectively.

See accompanying notes

                    BKF Capital Group, Inc. and Subsidiaries

              Pro Forma Condensed Consolidated Statement of Income
                                  (Unaudited)
         (Dollar amounts in thousands, except share and per share data)
                                  (See note 1)


                                                   BKF Capital                                            Pro forma
                                                   Group, Inc.          LEVCO                            Consolidated
                                                  Quarter ended     Quarter ended                        Quarter ended
                                                     March 31,        March 31,           Pro forma        March 31,
                                                       2000             2000             adjustments         2000
                                                 --------------    ---------------     ---------------   -------------
Revenues:
Investment advisory fees                                           $        9,584                        $      9,584
Incentive fees and general partner allocations                              5,240                               5,240
Commission income - net                                                       449                                 449
                                                 --------------    ---------------                       -------------
       Total revenues                                                      15,273                              15,273
                                                 --------------    ---------------                       -------------
Expenses:
Employee compensation and benefits                                          8,119                               8,119
Occupancy & equipment rental                                                  543                                 543
Other operating expenses                         $         182              1,527 (a)           170             1,879
Amortization of intangibles                                                       (c)         2,974             2,974
                                                 --------------    ---------------                       -------------
       Total expenses                                      182             10,189                              13,515
                                                 --------------    ---------------                       -------------

Operating Income (loss)                                   (182)             5,084                               1,758

Other Income(expense):
Net realized and unrealized loss on investments(f)        (608)                   (b)           228              (380)
Interest income                                            584                138 (b)          (406)              316
Interest expense                                                              (16)                                (16)
                                                 --------------    ---------------                       -------------
Income (loss) before taxes                                (206)             5,206                               1,678
                                                 --------------    ---------------                       -------------

Provision for income taxes                                                  2,446 (d)          (260)            2,186
Deferred tax (benefit)                                                            (g)        (5,170)           (5,170)
Valuation allowance                                                               (g)         5,170             5,170
                                                 --------------    ---------------                       -------------
       Net income (loss)                         $        (206)     $       2,760                        $       (508)
                                                 ==============    ===============                       =============

 Net (loss) per share:
       Basic and diluted (e)                                                                             $      (0.08) (e)
                                                                                                         =============

 Weighted average shares outstanding-basic and
     diluted (e)                                                                                            6,504,852  (e)
                                                                                                         =============

(a) To record additional operating expenses to be borne by LEVCO which had previously been borne by BKF.
(b) To reverse the investment company specific income and expenses of BKF Capital Group for the period.
(c) To record the amortization of the intangible assets using purchase accounting for the original acquisition of LEVCO by BKF.
(d)  To record the tax effect of the pro forma adjustments.
(e) Calculation reflects the reverse stock split (which was effectuated January 7, 2000).
(f) Amount includes a permanent write-down of the two remaining private placement investments of $11 million of which $10.6 million was an unrealized loss at December 31, 1999.
(g) To record deferred Income tax benefit of item (f) and the related valuation allowance.

See accompanying notes

                    BKF Capital Group, Inc. and Subsidiaries

              Pro Forma Condensed Consolidated Statement of Income
                                  (Unaudited)
         (Dollar amounts in thousands, except share and per share data)
                                  (See note 1)

                                                   BKF Capital                                            Pro forma
                                                   Group, Inc.          LEVCO                           Consolidated
                                                  Quarter ended     Quarter ended                       Quarter ended
                                                    March 31,        March 31,            Pro forma       March 31,
                                                     1999              1999              adjustments       1999
                                                 --------------    --------------       ------------    -----------
Revenues:
Investment advisory fees                                           $       9,390 (a)    $     (379)     $     9,011
Incentive fees and general partner allocations(f)                          2,014                              2,014
Commission income - net                                                      380                                380
                                                 --------------    --------------                       -----------
       Total revenues                                        -            11,784                             11,405
                                                 --------------    --------------                       -----------
Expenses:
Employee compensation and benefits(f)            $         413             6,235 (b)          (413)           5,784
                                                                                 (a)          (451)
Occupancy & equipment rental                               273               513 (b)          (273)             513
Other operating expenses                                   801             1,213 (b)          (801)           1,565
                                                                                 (a)           352
Investment advisory fees                                   379                   (a)          (379)               -
Amortization of intangibles                                                      (c)         2,974            2,974
                                                 --------------    --------------                       -----------
       Total expenses                                    1,866             7,961                             10,836
                                                 --------------    --------------                       -----------

Operating Income(loss)                                  (1,866)            3,823                                569

Other Income(expense):
Net realized and unrealized gains from investment        6,965                   (b)        (6,965)               -
Interest income                                            665                62 (b)          (665)              62
Dividend income                                          4,117                   (b)        (4,117)               -
Interest income (expense)- intercompany                  1,666            (1,666)                                 -

                                                 --------------    --------------                       -----------
Income before taxes                                     11,547             2,219                                631
                                                 --------------    --------------                       -----------
Provision for income taxes(f)                                              1,021 (d)           638            1,659
                                                 --------------    --------------                       -----------
       Net income (loss)                         $      11,547     $       1,198                        $    (1,028)
                                                 ==============    ==============                       ===========
 Net (loss) per share:
        Basic and diluted (e)                                                                           $     (0.16)
                                                                                                        ===========

 Weighted average shares outstanding-basic and
     diluted (e)                                                                                          6,504,852
                                                                                                        ===========

(a) To adjust the advisory fee for the revenue earned by LEVCO for the management of the BKF public portfolio, record additional operating expenses to be borne by LEVCO which had previously been borne by BKF and the corresponding reduction in employee bonuses.
(b) To reverse the investment company specific income and expenses of BKF Capital Group for the period.
(c) To record the amortization of the intangible assets using purchase accounting for the original acquisition of LEVCO by BKF.
(d)  To record additional taxes for the pro forma adjustments.
(e) Basis of calculation reflects the reverse stock split (which was effectuated January 7, 2000).
(f) Reflects the retroactive effect of the accrual of incentive fees of ($579) and the related effect to employee compensation expense and provision for income taxes of ($356) and ($102), respectively.

See accompanying notes

                    BKF Capital Group, Inc. and Subsidiaries

              Pro Forma Consolidated Statements of Cash Flows
                      Quarter Ended March 31, 2000 and 1999
                                  (Unaudited)
                          (Dollar amounts in thousands)
                                  (See note 1)

                                                                                      2000              1999
                                                                                   -----------      ------------
Cash flows from operating activities
Pro forma net loss                                                                 $     (508)      $    (1,028)
Adjustments to reconcile net income to net cash
   used in operations:
     Depreciation and amortization                                                      3,172             3,128
     Compensation expense for vesting of restricted stock units                           125                 -
     Realized loss on investment                                                          223                 -
    (Increase) decrease in investment advisory fees receivable                            859                (7)
    (Increase) decrease in prepaid expenses and other current assets                      206              (169)
     Decrease in investments in affiliated investment partnerships                      3,116             1,339
     Decrease in other assets                                                              61               641
     (Decrease) in accrued expenses and accounts payable                               (1,437)              (61)
    (Decrease) in accrued bonuses                                                      (8,609)           (7,315)
     Increase in income taxes payable                                                   1,290             1,004
                                                                                   -----------      ------------
Net cash (used in) operating activities                                                (1,502)           (2,468)
                                                                                   -----------      ------------
Cash flows from investing activities
Fixed asset additions                                                                    (148)             (126)
                                                                                   -----------      ------------
Net cash (used in) investing activities                                                  (148)             (126)
                                                                                   -----------      ------------
Cash flows from financing activities
Payment of loan principal                                                                 (82)                -
Cash included in deemed contribution (distribution)                                       178            (1,289)
                                                                                   -----------      ------------
Net cash provided by (used in) operating activities                                        96            (1,289)
                                                                                   -----------      ------------

Net (decrease) in cash and cash equivalents                                            (1,554)           (3,883)
Cash and cash equivalents at the beginning of the period                               14,361            10,779
                                                                                   -----------      ------------
Cash and cash equivalents at the end of the period                                 $   12,807       $     6,896
                                                                                   ===========      ============

Supplemental disclosure of cash flow information
Cash paid for interest                                                             $       11       $         -
                                                                                   ===========      ============
Cash paid for taxes                                                                $      915       $       677
                                                                                   ===========      ============

                             BKF Capital Group, Inc.

                      Statements of Cash Flows - Historical
                      Quarter Ended March 31, 2000 and 1999
                                  (Unaudited)
                          (Dollar amounts in thousands)
                                  (See note 1)

                                                                                    2000          1999
                                                                                 ------------  ------------
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations                  $      (206)  $    11,547
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) operating activities:
     Realized loss on investment                                                         401             -
     Net realized and unrealized (gain) on investments                                     -        (6,965)
     Increase in receivable for securities sold                                            -        (6,506)
     Increase in dividends and interest receivable                                         -          (350)
     Increase in other assets                                                            (81)         (132)
     Decrease in accrued expenses and accounts payable                                (1,110)         (229)
     Increase in payable for investment management fee                                     -             3
     Increase in payable for securities purchased                                          -           585
     Net amortization of discounts                                                         -          (151)
                                                                                 ------------  ------------
          Net cash (used in) operating activities                                       (996)       (2,198)
                                                                                 ------------  ------------

Cash flows from investing activities:
     Purchases of portfolio securities                                                     -      (106,010)
     Proceeds from sales of portfolio securities                                           -        86,815
     Sales/maturities of money market securities,net                                       -             3
                                                                                 ------------  ------------
          Net cash (used in) investing activities                                          -       (19,192)
                                                                                 ------------  ------------

Cash flows from financing activities:
     Dividends and capital gain distributions                                       (480,058)            -
                                                                                 ------------  ------------
          Net cash (used in) operating activities                                   (480,058)            -
                                                                                 ------------  ------------


Net (decrease) in cash and cash equivalents                                         (481,054)      (21,390)
Cash and cash equivalents at the beginning of the period                             481,988        42,351
                                                                                 ------------  ------------
Cash and cash equivalents at the end of the period                               $       934   $    20,961
                                                                                 ============  ============

See accompanying notes

                     BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)


1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Organization


BKF Capital Group, Inc. (formerly Baker, Fentress & Company, hereto referred to as "BKF" or the "Company") operated under the Investment Company Act of 1940 as a non-diversified closed-end management investment company. In August 1999, the Board of Directors and shareholders of BKF adopted and implemented a Plan for Distribution of Assets ("Plan"), pursuant to which substantially all of BKF's investment securities were sold. The cash proceeds, as well as shares of Consolidated-Tomoka Land Company ("CTO"), were subsequently distributed to shareholders by January 7, 2000. The Company received a deregistration order from the Securities and Exchange Commission ("SEC") on April 18, 2000, effectively completing its evolution from an investment company to a holding company whose primary business now operates through a wholly owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco." As of April 2000, all future financial reporting of BKF and Levco will be on a consolidated basis.

The Unaudited Pro Forma Condensed Consolidated Financial Statements of Levco include its wholly owned subsidiary, John A. Levin & Co., Inc., ("JALCO") and JALCO's two wholly owned subsidiaries LEVCO GP Inc. ("LEVCO GP") and LEVCO Securities, Inc. ("LEVCO Securities"). All intercompany transactions have been eliminated in consolidation.

JALCO is an investment advisor registered under the Investment Advisers Act of 1940 which provides investment advisory services to its clients which include U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. JALCO also participates in broker consults programs (Wrap Accounts) with two nationally recognized financial institutions. LEVCO Securities is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. LEVCO GP acts as the general partner of six affiliated investment partnerships and is registered with the Commodities Futures Trading Commission as a commodity pool operator.

                    BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Organization and Summary of Significant Accounting Policies (continued)

Levco provides all administrative support services to its subsidiaries, including, among other things, employee services, office space, equipment and administrative support.

The BKF Unaudited Pro Forma Condensed Consolidated Statements of Financial Condition at March 31, 2000 and December 31, 1999, reflect the historical accounting treatment of the Company as a registered investment company. Therefore, BKF accounted for Levco as an investment carried at fair value, and the two companies were not consolidated.

The pro forma adjustments account for the liquidation of substantially all of the private and public portfolios of BKF, the distribution of cash as well as shares of CTO, and the recasting of the June 1996 acquisition of Levco using purchase accounting (thereby taking into account intangible assets and amortization thereon).

The Unaudited Pro Forma Condensed Consolidated Statements of Income for the periods ended March 31, 2000 and March 31, 1999 present the historical results of BKF and Levco. The pro forma adjustments reflect:

     -elimination of the intercompany investment management fee revenues resulting from the liquidation of the BKF public portfolio, which had been managed by Levco;

     -additional operating expenses attributable to operating a publicly traded company;

     -reduction of Levco's 1999 compensation expense based on the reduction of revenue and increase in expenses;

     -reversal of all investment company specific components of BKF revenue and expenses since it will have no ongoing operations other than that of Levco;

     -elimination of the intercompany interest expense due to the reclassification of the BKF loan to Levco's equity (which was effectuated in December 1999);

     -amortization expense on intangible assets based on the recasting of the June 1996 acquisition of Levco by BKF using the purchase method of accounting. This item is non-deductible for income tax purposes;

                    BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

   -income tax effect of pro forma adjustments;

   -deferred tax benefit and related valuation allowance; and

   -the 1 to 6 reverse stock split effectuated on January 7, 2000

The Unaudited Pro Forma Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and March 31, 1999, reflect the pro forma cash flows of the combined companies as if BKF had received its deregistration order effective January 1, 1999. Thus, BKF and Levco financial information would have been presented on a consolidated basis.

The Unaudited Pro Forma Condensed Consolidated Financial Statements are presented since they are more representative of the Company's operations after the implementation of the Plan.

The unaudited pro forma financial data does not purport to represent the results of operations or the financial position of the Company which actually would have occurred had the proposed transaction been previously consummated or project the results of operations or the financial position of the Company for any future date or period. The Unaudited Pro Forma Condensed Consolidated Statements of Income do not reflect the non-recurring charge relating to the change in accounting method for the cumulative effect of the amortization of intangible assets resulting from recording the Levco transaction under purchase accounting. This charge will be reflected in the Company's consolidated statement of income for the quarter ending June 30, 2000, since the SEC approved the application for deregistration as a registered investment company on April 18, 2000.

Basis of Presentation

The Unaudited Interim Pro Forma Condensed Consolidated Financial Statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. The Unaudited Interim Pro Forma Condensed Consolidated Financial Statements reflect all

                    BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)


1. Organization and Summary of Significant Accounting Policies (continued)

adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

Revenue Recognition

Generally, investment advisory fees are calculated quarterly, in arrears, and are based upon a percentage of the market value of each account at the end of the quarter. Wrap account fees are calculated quarterly in advance based upon a percentage of the market value of each account as of the previous calendar quarter end. Incentive fees and general partner incentive allocations earned from affiliated investment partnerships and incentive fees from other accounts are currently accrued on a quarterly basis and are primarily earned and billed at the end of their respective contract year. Such accounting practice has been retroactively applied to the prior period presented.

Commissions earned on securities transactions executed by LEVCO Securities, and related expenses, are recorded on a trade-date basis.

Cash and Cash Equivalents

The Company treats all highly liquid instruments with maturities at acquisition of three months or less as cash equivalents. The Company maintained substantially all of its cash and equivalents invested in interest bearing instruments at two nationally recognized financial institutions.

Investments in Affiliated Investment Partnerships

Investments in affiliated investment partnerships are held through LEVCO GP and are recorded based upon the equity method of accounting. The investment amount equals the sum of LEVCO GP's capital accounts in the partnerships obtained from financial statements that were prepared in accordance with accounting principles generally accepted in the United States. LEVCO GP is also entitled to a special allocation of income from the applicable affiliated investment partnerships based on their performance.

                    BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

The Company intends to file consolidated federal, state and local income tax returns. Historically, since BKF was a Regulated Investment Company ("RIC"), which distributed all of its income, it was generally not subject to income taxes and, therefore, no tax provision was previously recorded on the BKF financial statements. Levco, an operating company, has been subject to federal, state and local taxes on income. The Unaudited Pro Forma Condensed Consolidated Statements of Income reflect a tax provision on the pro forma consolidated income.

Principally due to state and local taxes, the Company's provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate. The total tax provision is based on an overall federal, state and local effective rate of approximately 47% and 46% for the quarters ended March 31, 2000 and March 31, 1999, respectively. The Company has determined that the amortization expense on intangible assets is not tax deductible since the June 1996 purchase method of accounting is being retroactively applied.

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not. For the quarter ended March 31, 2000, a pro forma deferred tax benefit and related valuation allowance of $5.17 million were recorded. The utilization of the tax benefit due to a capital loss carry-forward is dependent on the character and amount of the partnership incentive allocation income.

Use of Estimates

In preparing the Unaudited Interim Pro Forma Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The bonus accrual at March 31, 1999 reflects an amount based on the Incentive Compensation Plan approved by the BKF Compensation Committee (see Note 7). This estimated amount represents a change from previous assumptions used by management.

                    BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Fixed Assets

Furniture, fixtures, office and computer equipment and leasehold improvements are carried at cost. Depreciation of furniture, fixtures, office and computer equipment is provided on the accelerated method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the economic life or the term of the lease.

Other Assets

Included in other assets is a security deposit ($807,000 at March 31, 2000 and at December 31, 1999) required pursuant to the Company's office space lease agreement. This deposit is held at a nationally recognized financial institution. Investments in private placements for which market values are not readily ascertainable are stated at their estimated fair values as determined by the Company's management. During the quarter ended March 31, 2000, the Company recorded a permanent write down of $401,000 for one of the investments. Also included in other assets at March 31, 2000 is $178,000 of accrued interest receivable on one of the private placement investments.

Intangible Assets

The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, employment contracts, and investment advisory contracts in the Pro Forma Condensed Consolidated Statements of Financial Condition. Goodwill is amortized straight line over 15 years and investment contracts over 10 years. Employment contracts are amortized over the life of the contract or shorter period if the employee has subsequently left the Company. Pro forma accumulated amortization at March 31, 2000 and December 31, 1999 was $52.6 million and $49.8 million, respectively. Whereas the Unaudited Pro Forma Condensed Consolidated Financial Statements reflect these intangible assets recorded under the purchase accounting method, the retroactive income effect of the recasting of this transaction will be recorded in the second quarter of 2000 as a one time charge to income for all accumulated amortization from June 1996 through April 18, 2000. The Company received its deregistration order as an investment company from the SEC in the second quarter of 2000.

                    BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The Company has not presented historical earnings per share due to the significant changes in its operations, which are not reflected in the historical financial statements. BKF, as a registered investment company, presented its net asset value ("NAV") per share. The unaudited pro forma earnings per share are shown using the actual BKF shares outstanding (adjusted for the 1 to 6 reverse stock split effectuated in January 2000).

 The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in the second quarter of 2000. Pro forma diluted earnings per share is computed by dividing net pro forma income by the total of the weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings per share are computed using the treasury stock method. For the quarter ended March 31, 2000, all options outstanding were anti-dilutive; therefore, basic and diluted earnings per share are the same. There were no options granted prior to January 2000.

Business Segments

The Company has not presented business segment data, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," because it operates predominantly in one business segment, the investment advisory and asset management business.

Stock-based Compensation

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," and has adopted the intrinsic value method for all arrangements under which employees receive shares of stock or other equity instruments of the Company or if the Company incurs liabilities to employees in amounts based on the price of its stock. Fair value disclosures are included in the notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements.

                    BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)

2. Receivable from Clearing Broker

LEVCO Securities acts as an introducing broker and all transactions for its customers are cleared through and carried by a major U.S. securities firm on a fully disclosed basis. LEVCO Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by LEVCO Securities. In the event a customer is unable to fulfill its contractual obligation to the clearing broker, LEVCO Securities may be exposed to off-balance sheet risk.

3. Related Party Transactions

Term Loan and Other Borrowing from BKF

In June 1996, Levco borrowed $65 million under a term loan agreement (as amended) with BKF. The loan bore interest at 10.25% per annum during 1999. The loan was originally due on June 28, 1999 and was subsequently extended to December 15, 1999 with an interest rate of LIBOR plus 3.5%. On December 15, 1999, Levco's loan due to BKF matured and BKF's Board of Directors approved the reclassification of the loan to the capital of Levco on that date. Subsequent to December 15, 1999, Levco has not and will not incur any interest expense on this loan.

Investment Advisory Fees from BKF

Levco managed the publicly traded portion of BKF's investment portfolio (see
Note 1). Advisory fees earned from this relationship for the quarter ended March 31, 1999 were approximately $379,000. Because of BKF's Plan and subsequent liquidation of the public portfolio managed by Levco, the portfolio was fully liquidated by December 31, 1999. Therefore, subsequent to December 31, 1999, Levco will no longer earn any advisory fees from BKF.

                    BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)

Related Party Transactions (continued)

Investments in Affiliated Investment Partnerships and Related Revenue

The Company earned investment advisory fees and general partner allocations (inclusive of an incentive fee) from affiliated investment partnerships of approximately $2.5 million and $1.8 million, respectively, for the quarters ended March 31, 2000 and March 31, 1999. Included in investments in affiliated partnerships at March 31, 2000 and December 31, 1999 are approximately $2.2 million and $5.4 million, respectively, of incentive allocations. LEVCO GP has general partner liability with respect to its interest in each of the affiliated investment partnerships and has no assets other than its interest in these partnerships and certain cash and cash equivalents.

Commission Revenues

All commission revenues reflected on the Unaudited Pro Forma Condensed Consolidated Statements of Income have been generated by transactions introduced to a clearing broker by LEVCO Securities, which acts as a broker for certain investment advisory accounts of the Company. Commission revenues have been presented net of the related clearing expenses.

4. Commitment

The Company has office space obligations that require monthly payments plus escalations through January 2008. At March 31, 2000 the minimum annual rental commitments under the operating lease are as follows:

         April 1 through December 31, 2000              $    933,000
         2001                                              1,244,000
         2002                                              1,264,000
         2003                                              1,324,000
         2004                                              1,364,000
         2005 to 2008                                      4,581,000
                                                        -------------
         Total minimum payments required                $ 10,710,000
                                                        =============

                    BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)

5. Net Capital Requirement

LEVCO Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 ("Rule"), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2000 and December 31, 1999, LEVCO Securities was in compliance with this Rule.

6. Employee Benefit Plan

Levco has adopted a Section 401(k) plan. All employees with six months or more of service are eligible to participate in the plan. Eligible participants may contribute up to 15% of their earnings, subject to statutory limitations. The Company may match employee contributions, up to 100%, subject to statutory limitations.

7. Incentive Compensation Plan

In December 1998, the shareholders of BKF approved an Incentive Compensation Plan ("Compensation Plan") that allows the Company to pay officers and employees a part of their compensation in restricted stock units ("RSU") and other forms of equity-based compensation, including stock options. The total number of shares of BKF common stock that may be issued under the Compensation Plan is 650,000 shares, giving effect to the 1 to 6 reverse stock split effectuated in January 2000. On April 18, 2000, the Compensation Plan was amended to increase the number of shares that may be issued to 1,300,000. In addition, the Compensation Plan permits employees to borrow amounts from the Company in order to purchase BKF stock or exercise options.

In early 2000, the Compensation Committee of BKF ("Committee") authorized the issuance of 76,855 RSU's and 183,718 non-qualified stock options to purchase BKF shares under the Compensation Plan as a component of the 1999 year-end bonuses. Those employees electing to receive RSU's and non-qualified options forfeited their rights to the cash equivalent portion of their bonus in return for the RSU's and options received. In return, these employees received an additional 20% of equity based on the amount exchanged. The RSU's granted in exchange for a portion of the original cash bonus vest pro-rata over a two-year period ending on December 31, 2001. The RSU's require future services as a condition to the ultimate receipt of the underlying number of shares of BKF common stock. The Company's policy is to expense these amounts ratably over the required service period. The expense for the quarter ended March 31, 2000 relating to the vesting of the RSU's was $125,000.

                    BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)

7. Incentive Compensation Plan (continued)

The Committee granted 183,178 non-qualified stock options to purchase BKF shares at a strike price of $13.03125 (the average market price on the date of grant). These options are exercisable in equal annual installments in December 2000 and December 2001 subject to satisfying employment conditions, with exceptions for termination due to death, retirement or a change in control of the ownership of BKF. Once the service requirements have been met, these options will remain outstanding and exercisable until the tenth anniversary of the date of grant, subject to earlier expiration upon termination of employment. In January 2000, the Committee granted an additional 103,098 non-qualified options that will expire in January 2010. These options also have an exercise price of $13.03125 and vest over one to three years. In 1999, Levco did not incur any compensation expense related to the Compensation Plan.

Pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plan under APB Opinion 25, "Accounting for Stock Issued to Employees," and adopt the disclosure only provisions for SFAS No. 123. Under APB 25, no compensation costs were recognized related to the Award Plan because the exercise price of the options awarded was equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, net income would have been reduced by $114,000 for the quarter ended March 31, 2000. Basic and diluted earnings per share would have been reduced by $.02 for the quarter ended March 31, 2000.

The fair value of each option granted in 2000 was estimated using the Black-Scholes option-pricing model with following assumptions:

Expected dividend yield              0.00%
Expected volatility                  15.45%
Risk-free interest                   6.35%
Expected term                        7 years
Fair value                           $4.97

None of the options were vested or exercisable as of March 31, 2000.

                    BKF Capital Group, Inc. and Subsidiaries

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                  (Unaudited)

8. Deferred Compensation Plan

On April 18, 2000 the Company adopted a Long Term Deferred Compensation Plan to provide a competitive long-term incentive for key officers and employees. The awards of RSU's vesting in 2000 may be deferred into this plan and will be expensed on a straight-line method over the respective vesting periods. As of March 31, 2000 none of the deferred compensation has been converted to shares of common stock.

9. Other Liabilities

During 2000, the Company financed a portion of an insurance policy (premium $910,000). The financed amount is payable in 30 equal monthly installments of approximately $32,000.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The primary holding of BKF Capital Group, Inc. ("BKF") is John A. Levin & Co., Inc., an investment adviser registered with the U.S. Securities and Exchange Commission that was acquired by BKF in June 1996. The investment adviser is a wholly owned subsidiary of Levin Management Co., Inc., which in turn is a wholly owned subsidiary of BKF. Levin Management Co., Inc. and its subsidiaries are referred to collectively as "Levco." Levco specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Most accounts are managed pursuant to a large cap value strategy; Levco also offers an event-driven, risk arbitrage product as well as other more specialized investment programs.

     Levco acts as the general partner of a number of investment partnerships and also acts as an adviser to private investment vehicles organized outside the United States.

     With respect to accounts managed pursuant to its large cap value strategy, Levco generally receives advisory fees based on a percentage of the market value of assets under management, including market appreciation or depreciation and client contributions and withdrawals. With respect to private investment vehicles and separate accounts managed pursuant to similar strategies, Levco is generally entitled to receive both a fixed management fee based on a percentage of the assets under management and a share of net profits.

     Levco obtains some of its clients for its large cap value product through wrap fee programs sponsored by major financial services companies. In these programs, clients pay the sponsoring broker an asset-based fee that covers brokerage commissions, advisory services, custodial fees, and other reporting and administrative services. Investors are able to select Levco from among a limited number of managers participating in the program, and Levco receives a portion of the wrap fee paid by the clients who select Levco to manage their accounts through the program.

     Levco also has a wholly-owned broker-dealer subsidiary that clears through Correspondent Services Corporation, a PaineWebber company, on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

     The following discussion and analysis of the results of operations is based on the Pro Forma Condensed Consolidated Statements of Income and the Pro Forma Condensed Consolidated Statements of Financial Condition for BKF Capital Group, Inc. and Subsidiaries. In light of the evolution of BKF from a closed-end management investment company to a holding company whose primary asset is the investment management business of Levco, pro forma financial statements have been included in Part I - Item 1 of this Quarterly Report on Form 10-Q in order to provide meaningful comparisons of financial information for the periods ended March 31, 1999, December 31, 1999 and March 31, 2000. Management has not included a discussion of historical financial results of BKF as a closed-end management investment company since it completed the distribution of substantially all of its assets on January 7, 2000 pursuant to a Plan of Distribution of Assets approved by shareholders on August 19, 1999 and ceased to be registered as an investment company on April 18, 2000.

      Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II - Other Information".

PRO FORMA RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 as Compared to Three Months Ended March 31, 1999.

Revenues

     Total revenues for the first quarter of 2000 rose to $15.27 million, reflecting an increase of 33.9% from the $11.41 million in revenues generated in the same period in 1999. This increase was mainly attributable to an increase in incentive fees and general partner allocations from $2.01 million to $5.24 million. The increase in such incentive fees and allocations is primarily the result of increased assets under management in the risk arbitrage product, which assets increased from $345 million at March 31, 1999 to $732 million at March 31, 2000.

     Investment advisory fees (excluding incentive fees and general partner allocations) rose 6.4% from $9.01 million (excluding investment advisory fees received with regard to the portfolio of BKF managed by Levco) to $9.58 million, while commission income generated by the broker-dealer business also rose from $380 million to $449 million, an 18.2% increase.

Assets Under Management

     At March 31, 2000, assets under management were higher than they had been a year earlier, having risen to $8.767 billion from $8.536 billion (including $506 million in BKF assets formerly managed by Levco, the proceeds from the sale of which were distributed to shareholders as part of the plan of distribution).

Following is a comparison of firm assets under management as defined by product and client type:

                         March 31, 2000    March 31, 1999
                         --------------    --------------
                                       (In millions)
             Institutional       $4,184            $4,837
             Non-institutional    1,977             1,867
             Arbitrage              732               345
             Partnerships           136               125
             Wrap                 1,738               856
             BKF                      0               506
                                 ------            ------
             TOTAL               $8,767            $8,536
                                 ======            ======

Expenses

     Total expenses for the first quarter of 2000 rose 24.7% from $10.84 million to $13.52 million, with the largest component of this increase being a 40.4% increase in compensation expense, which went from $5.78 million to $8.12 million.

     Other operating expenses of BKF rose 20.1% from $1.57 million to $1.88 million, reflecting increases in professional fees relating to the implementation of the equity compensation plan and the evolution of BKF from an investment company to a holding company, an increase in insurance expense due to an increase in policy limits, and an increase in expenses relating to marketing efforts.

     Operating Income

     Operating income rose to $1.76 million for the first quarter of 2000, up 209.0% from $569,000 for the same period in 1999, reflecting the increase in revenues which exceeded the increase in expenses.

     Loss on Investments

     In the first quarter of 2000, BKF realized a net loss of $223,000 through the permanent write down of a historical private placement position that had been part of BKF's portfolio when it was an investment company. This net loss was comprised of a write down of the position from $1,000,000 to $599,000, and the accrual of $178,000 in interest with respect to the investment that is reflected in the interest income for the first quarter. Net realized and unrealized loss on investments at March 31, 2000 also includes $21,000 received as part of a class action settlement relating to a position held in BKF's portfolio when it was an investment company.

Interest Income

     Interest income increased by 409.7%, from $62,000 to $316,000. This increase in interest income resulted from two major factors. First was the interest accrual relating to a historical position described in the preceding paragraph. Second, BKF was able to maintain generally higher cash levels because of the shift of a portion of 1999 compensation from cash to equity-based instruments and the reclassification of the $65 million BKF loan to Levin Management Co., Inc. to equity. This reclassification enabled Levin Management Co., Inc. to cease making interest payments to BKF, resulting in higher cash balances for Levco.

Income Taxes

     The 31.8% rise in the provision for income taxes from $1.66 million in the first quarter of 1999 to $2.12 million in the first quarter of 2000 reflects the increase in income before taxes (as determined without taking a deduction for the amortization of intangibles). An effective tax rate of 47% was used to make the determination with respect to the provision for taxes at March 31, 2000, while an effective tax rate of 46% was used to calculate the provision for taxes at March 31, 1999. The differential in tax rates is due to state allocations.

Amortization Expense

     The amortization of intangibles expense is derived from the 1996 acquisition of Levco by BKF. The transaction became subject to treatment under purchase accounting rules following the de-registration of BKF as an investment company. Such amortization expense is non-deductible for income tax purposes because it is being applied retroactively. A one-time charge to income in the amount of $53.2 million for accumulated amortization from June 1996 through April 18, 2000 will be recorded in the second quarter of 2000 because BKF became an operating company on such date. This charge will not impact cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     March 31, 2000 as Compared to December 31, 1999

     BKF's current assets as of March 31, 2000 are highly liquid, consisting primarily of cash, short term investments and advisory fees receivable.

     Levco has historically met its cash and liquidity needs through cash generated by operating activities. At March 31, 2000, BKF had cash and cash equivalents of $12.81 million, compared to $14.36 million at December 31, 1999. This decrease in cash and cash equivalents reflects the payment of bonuses accrued in 1999 and paid in 2000, which bonus payments were partially offset by the collection of receivables and the annual withdrawal of incentive allocations from the investment partnerships. Such distributions from the partnerships also account for the decrease in investments in affiliated investment partnerships from $7.63 million at December 31, 1999 to $4.52 million at March 31, 2000.

     Prepaid expenses rose 65.7% from $1.34 million at December 31, 1999 to $2.23 million at March 31, 2000 as the result of the purchase of a new, three year Directors and Officers/Errors and Omissions Liability insurance policy. The premium for the policy is being financed by BKF over a three year period, resulting in an insurance payable of $828,000.

     The (40.1%) decrease in investments to $599,000 from $1.0 million reflects the permanent write down of historical private placement positions that had been part of BKF's portfolio when it was an investment company. The March 31, 2000 valuation of these investments does not include accrued interest of $178,000, which is included in prepaid expenses and other current assets. This interest was included in the valuation of the investments at December 31, 1999.

     Accrued expenses decreased by (30.3%) to $3.31 million from $4.74 million, principally as the result of the payment of non-recurring expenses in connection with the closing of the Chicago office of BKF. The decrease in accrued bonuses from $13.35 million to $4.74 million reflects the cash payment of 1999 bonuses.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. BKF has no material commitments for capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter with respect to which the investment advisory fee is charged, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues for the quarter. Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven, risk arbitrage strategy, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues.

PART II. OTHER INFORMATION

     This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on our current expectations and are susceptible to a number of risks, uncertainties and other factors, and our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: competition; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred to in this document and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On April 18, 2000, BKF held its Annual Meeting of Stockholders. At the Annual Meeting, Anson M. Beard, Jr., David D. Grumhaus, Jeffrey A. Kigner, Peter
J. Solomon and James S. Tisch were elected to serve as directors of BKF. J. Barton Goodwin, John A. Levin, Burton G. Malkiel and Dean J. Takahashi continued as directors following the Annual Meeting. At the Annual Meeting, the stockholders also approved proposal 2, changing the name of the company from "Baker, Fentress & Company" to "BKF Capital Group, Inc.", proposal 3, amending and restating the Baker, Fentress & Company 1998 Incentive Compensation Plan, and proposal 4, ratifying the appointment of Ernst & Young LLP as BKF's independent auditors.

The voting on the above matters is set forth below:

Proposal 1

     NOMINEE                         VOTES FOR       VOTES WITHHELD
     -------                         ---------       --------------

     Anson M. Beard, Jr.             4,626,819              164,256
     David D. Grumhaus               4,636,032              155,043
     Jeffrey A. Kigner               4,594,662              196,413
     Peter J. Solomon                4,625,159              165,916
     James S. Tisch                  4,627,289              163,786

Proposal 2 - There were 4,668,898 votes for, 106,024 votes against, 16,053 abstentions.

Proposal 3 - There were 2,821,511 votes for, 637,948 votes against, 57,642 abstentions and 1,273,974 broker non-votes.

Proposal 4 - There were 4,960,550 votes for, 55,174 votes against and 45,351 abstentions.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit No.           Description
         -----------           -----------
            27.1               Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BKF CAPITAL GROUP, INC.

Date: May 22, 2000

                                           By:  /s/ JOHN A. LEVIN
                                           ---------------------------------
                                           John A. Levin
                                           Chairman, Chief Executive Officer
                                           and President

                                           By:  /s/ GLENN A. AIGEN
                                           ---------------------------------
                                           Glenn A. Aigen
                                           Senior Vice President and
                                           Chief Financial Officer

                                  Exhibit Index

         Exhibit No.           Description
         -----------           -----------
            27.1               Financial Data Schedule