Form 10-Q
period 2000-06-30
BKF CAPITAL GROUP INC
filed 2000-08-15
CIK 9235

------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended June 30, 2000 or


(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number:  811-02144

                             BKF CAPITAL GROUP, INC.

                             ----------------------

             (Exact name of registrant as specified in its charter)

            Delaware                                36-0767530
          -------------                            ---------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

 One Rockefeller Plaza, New York, New York              10020
 -----------------------------------------              -----
 (Address of principal executive offices)             (Zip Code)

                                 (212) 332-8400
                                 --------------
              (Registrant's telephone number, including area code)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes (x)   No ( )

         There were 6,504,852 shares of the registrant's Common Stock outstanding as of July 31, 2000.

                                                                         2 of 32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               AS AT JUNE 30, 2000
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                             $  16,179
Investment advisory fees receivable                                      15,310
Prepaid expenses and other current assets                                 1,513
                                                                     ----------
       Total current assets                                              33,002
                                                                     ----------

NONCURRENT ASSETS:
Investments in affiliated partnerships                                    6,720
Fixed assets-net                                                          2,939
Other assets                                                                633
Deferred tax asset (net of allowance of $5,170)                            --

INTANGIBLE ASSETS:
Goodwill                                                                 23,363
Employment contracts                                                     23,363
Investment advisory contracts                                            70,088
Accumulated amortization                                                (55,759)
                                                                     ----------
       Total assets                                                   $ 104,349
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accrued expenses                                                      $   2,215
Accrued bonuses                                                          11,395
Accrued incentive compensation                                              250
Income taxes payable                                                        937
Other liabilities                                                           344
                                                                     ----------
       Total current liabilities                                         15,141
                                                                     ----------

Other liabilities                                                           403
                                                                     ----------
       Total liabilities                                                 15,544
                                                                     ----------

STOCKHOLDERS' EQUITY:
Common stock, $1 par value, authorized--60,000,000
  Shares; issued and outstanding--6,504,852 shares                        6,505
Additional paid-in capital                                               50,260
Retained earnings                                                        32,040
                                                                     ----------
     Total stockholders' equity                                          88,805
                                                                     ----------

Total liabilities and stockholders' equity                            $ 104,349
                                                                      ==========

                                                                         3 of 32

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
        PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)

                                             BKF Capital                                          Pro forma            Pro forma
                                             Group, Inc.                LEVCO                  adjustments and      Consolidated
                                            December 31,             December 31,                Intercompany        December 31,
                                                1999                     1999                    elimination           1999
                                         -------------------     ---------------------         ----------------    --------------
Assets:
Current assets:
Cash and cash equivalents                          $ 481,988                  $ 12,431  (a)          $ (480,058)          $ 14,361
Investment advisory fees
receivable(h)                                                                   12,460  (f)                 (10)            12,450
Prepaid expenses and
other current assets                                     858                       485                                       1,343
                                         --------------------     ---------------------                             ---------------
       Total current assets                          482,846                    25,376                                      28,154
                                         --------------------     ---------------------                             ---------------
Noncurrent assets:
Investments in affiliated
partnerships                                           7,633                                            7,633
Fixed assets-net                                                                 3,154                                       3,154
Other assets                                                                       912                                         912
Investments (e)                                        1,000                                                                 1,000
Investment in LEVCO                                   92,000                            (c)              (3,611)                 -
                                                                                        (g)             (88,389)
Intangible assets:
Goodwill                                                                                (c)              23,363             23,363
Employment contracts                                                                    (c)              23,363             23,363
Investment advisory contracts                                                           (c)              70,088             70,088
Accumulated amortization                                                                (c)             (49,812)           (49,812)
                                         --------------------     ---------------------                             ---------------
       Total assets                                $ 575,846                  $ 37,075                                   $ 107,855
                                         ====================     =====================                             ===============

Liabilities and stockholders' equity:
Current liabilities:
Accrued expenses                                     $ 2,718                   $ 2,036  (b)               $ (10)           $ 4,744
Accrued bonuses(h)                                                              13,346                                      13,346
Income taxes payable(h)                                                            306                                         306
                                         --------------------     ---------------------                             ---------------
       Total liabilities                               2,718                    15,688                                      18,396
                                         --------------------     ---------------------                             ---------------
Stockholders' equity:
Common stock, $1 par value,
authorized--60,000,000 shares;
issued and outstanding--6,504,852
shares                                                39,029                            (d)             (32,524)             6,505
Additional paid-in capital                           463,426                    55,517  (a)            (422,115)            50,092
                                                                                        (c)             (39,018)
                                                                                        (b)                  10
                                                                                        (c)              (3,611)
                                                                                        (d)              32,524
                                                                                        (a)              51,748
                                                                                        (g)             (88,389)
Undistributed net realized gains                      57,943                            (a)             (57,943)                 -
Unrealized depreciation of
investments Retained earnings(h)                     (39,018)                           (c)              39,018                  -
                                                      51,748                   (34,130) (a)             (51,748)            32,862
                                                                                        (f)                 (10)
                                                                                        (c)              67,002
                                         --------------------     ---------------------                             ---------------
     Total stockholders' equity                      573,128                    21,387                                     89,459
                                         --------------------     ---------------------                            ---------------

Total liabilities and
stockholders' equity                               $ 575,846                  $ 37,075                                  $ 107,855
                                         ====================     =====================                            ===============

(a)  - To record final distribution made to shareholders on January 7, 2000.

(b)  - To reflect reversal of advisory fee payable to LEVCO.

                                                                         4 of 32

 (c) - To record the initial acquisition by BKF under purchase accounting and the reversal of the intercompany loan.

 (d) - To record the reverse stock split (6,504,852 shares are issued and outstanding after the reverse split).

 (e) - Represents investments in two private placement securities. The Company intends to liquidate these positions as appropriate on reasonable terms.

 (f) - To reverse advisory fee receivable from BKF.

 (g) - To eliminate the intercompany investment (LEVCO) in consolidation.

 (h) - Reflects the retroactive effect of the accrual of incentive fees of $375 and the related effect to accrued bonuses, income taxes payable and retained earnings of $235, $66 and $74, respectively.

                                                                         5 of 32

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)

                                                                                                   PRO FORMA
                                                                                                 CONSOLIDATED
                                                                                                    FOR THE
                                                            SIX MONTHS                            SIX MONTHS
                                                              ENDED             PRO FORMA            ENDED
                                                          JUNE 30, 2000      ADJUSTMENTS(A)      JUNE 30, 2000
                                                          ---------------    ----------------    --------------
REVENUES:
Investment advisory fees                                        $ 20,444                              $ 20,444
Incentive fees and general partner allocations                    10,952                                10,952
Commission income - net                                              783                                   783
                                                          ---------------    ----------------    --------------
       Total revenues                                             32,179                   -            32,179
                                                          ---------------    ----------------    --------------
EXPENSES:
Employee compensation and benefits                                17,999                                17,999
Occupancy & equipment rental                                       1,094                                 1,094
Other operating expenses                                           3,729                                 3,729
Amortization of intangibles                                        2,385                                 2,385
                                                          ---------------    ----------------    --------------
       Total expenses                                             25,207                   -            25,207
                                                          ---------------    ----------------    --------------

Operating Income                                                   6,972                   -             6,972

Other Income(expense):
Net realized and unrealized loss on investments                     (608)                228              (380)
Interest income                                                    1,041                (406)              635
Interest expense                                                     (33)                                  (33)

                                                          ---------------    ----------------    --------------
Income before taxes and cumulative effect of
change in accounting principle                                     7,372                (178)            7,194
                                                          ---------------    ----------------    --------------

Provision for income taxes                                         4,466                                 4,466
Deferred tax (benefit)                                            (5,170)                               (5,170)
Valuation allowance                                                5,170                                 5,170
                                                          ---------------    ----------------    --------------
INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                     2,906                (178)            2,728
                                                          ---------------    ----------------    --------------

Cumulative effect to April 18, 2000 of
change in accounting principle                                   (53,374)                              (53,374)
                                                          ---------------    ----------------    --------------

NET (LOSS)                                                     $ (50,468)             $ (178)        $ (50,646)
                                                          ===============    ================    ==============

 Basic and diluted earnings (loss) per share(b):
 Income before cumulative effect of accounting change                                                   $ 0.42
 Cumulative effect of accounting change                                                                  (8.21)
                                                                                                 --------------
 Net (loss)                                                                                            $ (7.79)
                                                                                                 ==============


 Weighted average shares outstanding basic and diluted(b)                                            6,504,852
                                                                                                 ==============

                                                                         6 of 32

(a) To reverse the investment company specific income and expenses of BKF Capital Group, Inc. for the period January 1, 2000 to April 18, 2000.

(b) Calculation reflects the reverse stock split (which was effectuated January 7, 2000).

                                                                         7 of 32

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)


                                               BKF CAPITAL                                                            PRO FORMA
                                               GROUP, INC.                LEVCO                                     CONSOLIDATED
                                             SIX MONTHS ENDED       SIX MONTHS ENDED                              SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,              PRO FORMA               JUNE 30,
                                                   1999                    1999               ADJUSTMENTS                1999
                                            -------------------     ------------------        -------------       ------------------
REVENUES:
Investment advisory fees                              $      -               $ 18,773 (a)             (781)                $ 17,992
Incentive fees and general partner
allocations(f)                                               -                  5,255                                         5,255
Commission income - net                                      -                    754                                           754
                                            -------------------     ------------------                            ------------------
       Total revenues                                        -                 24,782                                        24,001
                                            -------------------     ------------------                            ------------------
EXPENSES:
Employee compensation and benefits(f)                 $    800               $ 13,171 (b)             (800)                  12,258
                                                                                      (a)             (913)
Occupancy & equipment rental                               487                  1,064 (b)             (487)                   1,064
Other operating expenses                                 1,616                  2,455 (b)           (1,616)                   3,159
                                                                                      (a)              704
Investment advisory fees                                   781                      - (a)             (781)                       -
Amortization of intangibles                                  -                      - (c)            5,948                    5,948
                                            -------------------     ------------------                            ------------------
       Total expenses                                    3,684                 16,690                                        22,429
                                            -------------------     ------------------                            ------------------

Operating Income(loss)                                  (3,684)                 8,092                                         1,572

Other Income(expense):
Net realized and unrealized
gains from investments                                  73,365                      - (b)          (73,365)                       -
Interest income                                          1,758                    121 (b)           (1,758)                     121
Dividend income                                          5,863                      - (b)           (5,863)                       -
Interest income (expense)-
Intercompany                                             3,304                 (3,304)                                            -

                                            -------------------     ------------------                            ------------------
Income before taxes                                     80,606                  4,909                                         1,693
                                            -------------------     ------------------                            ------------------

Provision for income taxes(f)                                -                  2,258  (d   )        1,257                    3,516

                                            -------------------     ------------------                            ------------------

       Net income (loss)                              $ 80,606               $  2,651                                      $ (1,823)
                                            ===================     ==================                            ==================

 Net (loss) per share:
        Basic and diluted (e)                                                                                               $ (0.28)
                                                                                                                  ==================

 Weighted average shares
 outstanding-basic and
   diluted (e)                                                                                                             6,504,852
                                                                                                                  ==================

(a) To adjust the advisory fee for the revenue earned by LEVCO for the management of the BKF public portfolio, record additional operating expenses to be borne by LEVCO and the corresponding reduction in employee bonuses.

(b) To reverse the investment company specific income and expenses of BKF Capital Group, Inc. for the period.

(c) To record the amortization of the intangible assets using purchase accounting for the original acquisition of LEVCO by BKF.

(d)  To record additional taxes for the pro forma adjustments.

(e) Basis of calculation reflects the reverse stock split (which was effectuated January 7, 2000).

(f) Reflects the net retroactive effect of the accrual of incentive fees of ($372) and the related effect to employee compensation expense and provision for income taxes of ($229) and ($66), respectively.

                                                                        8 of 32

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)




                                                               QUARTER ENDED
                                                                  JUNE 30,
                                                                  2000 (A)
                                                              ----------------

REVENUES:
Investment advisory fees                                             $ 10,860
Incentive fees and general partner allocations                          5,712
Commission income - net                                                   334
                                                              ----------------
       Total revenues                                                  16,906
                                                              ----------------
EXPENSES:
Employee compensation and benefits                                      9,880
Occupancy & equipment rental                                              551
Other operating expenses                                                1,850
Amortization of intangibles                                             2,385
                                                              ----------------
       Total expenses                                                  14,666
                                                              ----------------

Operating Income                                                        2,240

Other Income(expense):
Interest income                                                           319
Interest expense                                                          (17)

                                                              ----------------
Income before taxes and cumulative effect of
change in accounting principle                                          2,542
                                                              ----------------

Provision for income taxes                                              2,280
                                                              ----------------
INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                            262
                                                              ----------------

Cumulative effect to April 18, 2000 of
change in accounting principle                                        (53,374)
                                                              ----------------

NET (LOSS)                                                          $ (53,112)
                                                              ================

 Basic and diluted earnings (loss) per share(b):
 Income before cumulative effect of accounting change                  $ 0.04
 Cumulative effect of accounting change                                 (8.21)
                                                              ----------------
 Net (loss)                                                           $ (8.17)
                                                              ================



 Weighted average shares outstanding basic and diluted(b)           6,504,852
                                                              ================


(a) BKF Capital Group, Inc. (the former registered investment company) had no operations for the period April 1, 2000 to April 18, 2000.

(b) Calculation reflects the reverse stock split (which was effectuated January 7, 2000).

                                                                         9 of 32

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)

                                                    BKF CAPITAL                                                  PRO FORMA
                                                    GROUP, INC.             LEVCO                               CONSOLIDATED
                                                   QUARTER ENDED        QUARTER ENDED                          QUARTER ENDED
                                                      JUNE 30,             JUNE 30,           PRO FORMA           JUNE 30,
                                                        1999                 1999            ADJUSTMENTS            1999
                                                 -------------------  ------------------     -------------     ---------------
REVENUES:
Investment advisory fees                                   $      -             $ 9,383 (a)        $ (402)          $   8,981
Incentive fees and general partner
allocations(f)                                                    -               3,241                                 3,241
Commission income - net                                           -                 374                                   374
                                                 -------------------  ------------------                       ---------------
       Total revenues                                             -              12,998                                12,596
                                                 -------------------  ------------------                       ---------------
EXPENSES:                                                         -                   -
Employee compensation and benefits(f)                           387               6,936 (b)          (387)              6,474
                                                                                      - (a)          (462)
Occupancy & equipment rental                                    214                 551 (b)          (214)                551
Other operating expenses                                        815               1,242 (b)          (815)              1,594
                                                                                      - (a)           352
Investment advisory fees                                        402                   - (a)          (402)                  -
Amortization of intangibles                                       -                   - (c)         2,974               2,974
                                                 -------------------  ------------------                       ---------------
       Total expenses                                         1,818               8,729                                11,593
                                                 -------------------  ------------------                       ---------------
                                                                                      -
Operating Income(loss)                                       (1,818)              4,269                                 1,003
                                                                                      -
Other Income(expense):                                            -                   -
Net realized and unrealized gains from
investments                                                  66,400                   - (b)       (66,400)                  -
Interest income                                               1,093                  59 (b)        (1,093)                 59
Dividend income                                               1,746                   - (b)        (1,746)                  -
Interest income (expense)- Intercompany                       1,638              (1,638)                                    -
                                                                                      -
                                                 -------------------  ------------------                       ---------------
Income before taxes                                          69,059               2,690                                 1,062
                                                 -------------------  ------------------                       ---------------
                                                                                      -
Provision for income taxes(f)                                     -               1,237  (d)          619               1,856
                                                                                      -
                                                 -------------------  ------------------                       ---------------

       Net income (loss)                                   $ 69,059             $ 1,453                             $    (795)
                                                 ===================  ==================                       ===============

 Net (loss) per share:
        Basic and diluted (e)                                                                                       $   (0.12) (e)
                                                                                                               ===============

 Weighted average shares outstanding-basic and
     diluted (e)                                                                                                    6,504,852  (e)
                                                                                                               ===============

(a) To adjust the advisory fee for the revenue earned by LEVCO for the management of the BKF public portfolio, record additional operating expenses to be borne by LEVCO which had previously been borne by BKF and the corresponding reduction in employee bonuses.

(b) To reverse the investment company specific income and expenses of BKF Capital Group, Inc. for the period.

(c) To record the amortization of the intangible assets using purchase accounting for the original acquisition of LEVCO by BKF.

(d)  To record additional taxes for the pro forma adjustments.

(e) Basis of calculation reflects the reverse stock split (which was effectuated January 7, 2000).

(f) Reflects the effect of the accrual of incentive fees of ($207) and the related effect to employee compensation expense and provision for income taxes of ($127) and ($37), respectively.

                                                                        10 of 32

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                                                        2000                1999
                                                                                   ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Pro forma net loss                                                                      $ (50,646)           $ (1,823)
Adjustments to reconcile  pro forma net loss to net cash
   provided by operations:
     Depreciation and amortization                                                         56,159               6,307
     Compensation expense for vesting of restricted stock units                               250                   -
     Realized loss on investment                                                              108                   -
     (Increase) in investment advisory fees receivable                                     (2,860)               (898)
     Decrease in prepaid expenses and other current assets                                    740                  35
     (Increase) Decrease in investments in affiliated investment partnerships                 913                (473)
     Decrease in other assets                                                                 279                 641
     Increase (Decrease) in accrued expenses and accounts payable                          (2,529)                117
    (Decrease) in accrued bonuses                                                          (1,951)             (3,591)
     Increase in income taxes payable                                                         631                 608
                                                                                   ---------------      --------------
Net cash provided by operating activities                                                   1,094                 923
                                                                                   ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions                                                                        (183)               (313)
Proceeds from sale of investments                                                             892                   -
                                                                                   ---------------      --------------
Net cash provided by (used in) investing activities                                           709                (313)
                                                                                   ---------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal                                                                    (163)                  -
Cash included in deemed contribution (distribution)                                           178              (2,523)
                                                                                   ---------------      --------------
                                                                                   ---------------      --------------
Net cash provided by (used in) financing activities                                            15              (2,523)
                                                                                   ---------------      --------------


Net Increase (decrease) in cash and cash equivalents                                        1,818              (1,913)
Cash and cash equivalents at the beginning of the period                                   14,361              10,779
                                                                                   ---------------      --------------
Cash and cash equivalents at the end of the period                                      $  16,179             $ 8,866
                                                                                   ===============      ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                  $      33             $ 3,304
                                                                                   ===============      ==============
Cash paid for taxes                                                                       $ 3,907             $ 2,929
                                                                                   ===============      ==============

                                                                        11 of 32

                             BKF CAPITAL GROUP, INC.
                       STATEMENT OF CASH FLOWS-HISTORICAL
                            SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSAND)
                                  (SEE NOTE 1)

                                                                                             2000(a)        1999
                                                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations                            $ (53,318)     $ 80,606
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
     Depreciation and amortization                                                            55,961             -
     Net realized and unrealized (gain) loss on investments                                      401       (73,365)
     Compensation expense for vesting of restricted stock units                                  125             -
     Decrease in receivable for securities sold                                                    -           132
     (Increase) in investment advisory fees receivable                                        (3,719)            -
     Decrease in dividends and interest receivable                                                 -           147
     Decrease in prepaid expenses and other current assets                                       712             -
     Decrease other assets                                                                       137            75
     (Increase) in investments in affiliated investment partnerships                          (2,203)            -
     (Decrease) in accrued expenses and accounts payable                                      (2,202)          (33)
     Increase in accrued bonuses                                                               6,658             -
     (Decrease) in income taxes payable                                                         (659)            -
     Increase in payable for investment management fee                                             -             3
     Increase in payable for securities purchased                                                  -         2,848
     Net amortization of discounts                                                                 -          (304)
                                                                                         ------------  ------------
          Net cash provided by operating activities                                            1,893        10,109
                                                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of portfolio securities                                                             -      (208,458)
     Proceeds from sales of portfolio securities                                                   -       247,986
     Sales/maturities of money market securities,net                                               -        12,992
     Fixed asset additions                                                                       (35)            -
     Proceeds from sale of investments                                                           599             -
     Cash from previously unconsolidated subsidiary                                           11,873             -
                                                                                         ------------  ------------
          Net cash provided by investing activities                                           12,437        52,520
                                                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends and capital gain distributions                                               (480,058)      (11,709)
     Payment of loan principal                                                                   (81)            -
                                                                                         ------------  ------------
          Net cash (used in) financing activities                                           (480,139)      (11,709)
                                                                                         ------------  ------------


Net Increase (decrease) in cash and cash equivalents                                        (465,809)       50,920
Cash and cash equivalents at the beginning of the period                                     481,988        42,351
                                                                                         ------------  ------------
Cash and cash equivalents at the end of the period                                          $ 16,179      $ 93,271
                                                                                         ============  ============

                                                                        12 of 32

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                          $ 22
                                                                                         ============
Cash paid for taxes                                                                          $ 2,992
                                                                                         ============

(a) - The cash flow represents the historical cash flows of BKF Capital Group, Inc. (the former registered investment company) for the period January 1, 2000 to April 18, 2000 and the combined cash flows of the holding company for the period April 19, 2000 to June 30, 2000.

                                                                        13 of 32

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

         Notes to Pro Forma Condensed Consolidated Financial Statements

                                   (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Organization

BKF Capital Group, Inc. (formerly Baker, Fentress & Company, herein referred to as "BKF" or the "Company") operated under the Investment Company Act of 1940 as a non-diversified closed-end management investment company. In August 1999, the Board of Directors and shareholders of BKF adopted and implemented a Plan for Distribution of Assets ("Plan"), pursuant to which substantially all of BKF's investment securities were sold. The cash proceeds, as well as shares of Consolidated-Tomoka Land Company ("CTO"), were subsequently distributed to shareholders by January 7, 2000. The Company received a deregistration order from the Securities and Exchange Commission ("SEC") on April 18, 2000, effectively completing its evolution from an investment company to a holding company whose primary business now operates through a wholly owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco." As of April 2000, financial reporting of BKF and Levco will be on a consolidated basis.

The Unaudited Pro Forma Condensed Consolidated Financial Statements of Levco include its wholly owned subsidiary, John A. Levin & Co., Inc., ("JALCO") and JALCO's two wholly owned subsidiaries LEVCO GP Inc. ("LEVCO GP") and LEVCO Securities, Inc. ("LEVCO Securities"). All intercompany transactions have been eliminated in consolidation.

JALCO is an investment advisor registered under the Investment Advisers Act of 1940 which provides investment advisory services to its clients which include U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. JALCO also participates in broker consults programs (Wrap Accounts) with three nationally recognized financial institutions. LEVCO Securities is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. LEVCO GP acts as the general partner of seven affiliated investment partnerships and is registered with the Commodities Futures Trading Commission as a commodity pool operator.

Levco provides all administrative support services to its subsidiaries, including, among other things, employee services, office space, equipment and administrative support.

The BKF Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition at December 31, 1999, reflects the historical accounting treatment of the Company as a registered investment company. Therefore, BKF accounted for Levco as an investment carried at fair value, and the two companies were not consolidated.

                                                                        14 of 32

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

The Unaudited Pro Forma Condensed Consolidated Statements of Income for the three and six months ended June 30, 1999 and for the six months ended June 30, 2000 present the historical results of BKF and Levco. The pro forma adjustments reflect:

         --elimination of the intercompany investment management fee revenues resulting from the liquidation of the BKF public portfolio, which had been managed by Levco;

         --operating expenses attributable to operating a publicly traded company that were previously borne by BKF;

         --reduction of Levco's 1999 compensation expense based on the reduction of revenue and increase in expenses;

         --reversal of all investment company specific components of BKF revenue and expenses since it will have no ongoing operations other than that of Levco;

         --elimination of the intercompany interest expense due to the reclassification of the BKF loan to Levco's equity (which was effectuated in December 1999);

         --amortization expense on intangible assets based on the recasting of the June 1996 acquisition of Levco by BKF using the purchase method of accounting. This item is non-deductible for income tax purposes;

         --income tax effect of pro forma adjustments;

         --deferred tax benefit and related valuation allowance; and

         --the 1 for 6 reverse stock split effectuated on January 7, 2000

The Unaudited Pro Forma Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2000 and June 30, 1999 reflect the pro forma cash flows of the combined companies as if BKF had received its deregistration order effective January 1, 1999. Thus, BKF and Levco financial information would have been presented on a consolidated basis.

THE UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE PRESENTED SINCE THEY ARE MORE REPRESENTATIVE OF THE COMPANY'S OPERATIONS AFTER THE IMPLEMENTATION OF THE PLAN.

                                                                        15 of 32
                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

         Notes to Pro Forma Condensed Consolidated Financial Statements

                                   (Unaudited)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The unaudited pro forma financial data does not purport to represent the results of operations or the financial position of the Company which actually would have occurred had the proposed transaction been previously consummated or project the results of operations or the financial position of the Company for any future date or period. The SEC approved the application for deregistration of the Company as a registered investment company on April 18, 2000. Therefore, the Unaudited Condensed Consolidated Statements of Income for the quarter ended June 30, 2000 and for the six months ended June 30, 2000 reflect the non-recurring charge relating to the change in accounting method for the cumulative effect of the amortization of intangible assets resulting from recording the Levco transaction under purchase accounting.

BASIS OF PRESENTATION

The Unaudited Interim Pro Forma Condensed Consolidated Financial Statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. The Unaudited Interim Pro Forma Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

REVENUE RECOGNITION

Generally, investment advisory fees are calculated quarterly, in arrears, and are based upon a percentage of the market value of each account at the end of the quarter. Wrap account fees are calculated quarterly in advance based upon a percentage of the market value of each account as of the previous calendar quarter end. Incentive fees and general partner incentive allocations earned from affiliated investment partnerships and incentive fees from other accounts are currently accrued on a quarterly basis and are billed at the end of their respective contract year. Such accounting practice has been retroactively applied to the prior periods presented. Commissions earned on securities transactions executed by LEVCO Securities, and related expenses, are recorded on a trade-date basis.

CASH AND CASH EQUIVALENTS

The Company treats all highly liquid instruments with maturities at acquisition of three months or less as cash equivalents. The Company maintained substantially all of its cash and equivalents invested in interest bearing instruments at two nationally recognized financial institutions.

                                                                        16 of 32
                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

INCOME TAXES

The Company intends to file consolidated federal, state and local income tax returns. Historically, since BKF was a Regulated Investment Company ("RIC"), which distributed all of its income, it was generally not subject to income taxes and, therefore, no tax provision was previously recorded on the BKF financial statements. Levco, an operating company, has been subject to federal, state and local taxes on income. The Unaudited Pro Forma Condensed Consolidated Statements of Income for the six months ended June 30, 2000 and June 30, 1999 reflect a tax provision on the pro forma consolidated income.

Principally due to state and local taxes, the Company's provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate. The total tax provision is based on an overall federal, state and local effective rate of approximately 47% for the three and six months ended June 30, 2000, and 46% for the three and six months ended June 30, 1999, respectively. The Company has determined that the amortization expense on intangible assets is not tax deductible since the June 1996 purchase method of accounting has been retroactively applied.

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not. For the quarter ended March 31, 2000, a pro forma deferred tax benefit and related valuation allowance of $5.17 million were recorded. The ultimate utilization of the tax benefit due to a capital loss carry-forward is dependent on the character and amount of the partnership incentive allocation income.

                                                                        17 of 32
                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

         Notes to Pro Forma Condensed Consolidated Financial Statements

                                   (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

In preparing the Unaudited Interim Pro Forma Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. During the second quarter of 2000, the Compensation Committee of BKF ("Committee") approved the compensation plan for the year ended December 31, 2000. The change in estimate is reflected in the Statement of Income for the three month period ended June 30, 2000 and the Pro Forma Statement of Income for the six month period then ended. The change in estimate resulted in an increase in compensation expense of approximately $530,000. The bonus accrual for the three and six months ended June 30, 1999 reflects an amount based on the Incentive Compensation Plan approved by the Committee (see
Note 7). These estimated amounts represent a change from previous assumptions used by management.

FIXED ASSETS

Furniture, fixtures, office and computer equipment and leasehold improvements are carried at cost. Depreciation of furniture, fixtures, office and computer equipment is provided on the accelerated method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the economic life or the term of the lease.

OTHER ASSETS

Included in other assets is a security deposit ($432,000 at June 30, 2000 and $807,000 at December 31, 1999) required pursuant to the Company's office space lease agreement. This deposit is held at a nationally recognized financial institution. Investments in private placements for which market values are not readily ascertainable are stated at their estimated fair values as determined by the Company's management. During the quarter ended March 31, 2000, the Company recorded a permanent write down of $401,000 for one of the investments. As of June 30, 2000, the Company has completed the sale of the remaining private placements which were made by BKF when it was a registered investment company.

                                                                        18 of 32
                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

         Notes to Pro Forma Condensed Consolidated Financial Statements

                                   (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, employment contracts, and investment advisory contracts in the Condensed Consolidated Statement of Financial Condition at June 30, 2000 and the Pro Forma Condensed Consolidated Statement of Financial Condition at December 31, 1999. Goodwill is amortized straight line over 15 years and investment contracts over 10 years. Employment contracts are amortized over the life of the contract or shorter period if the employee has subsequently left the Company. Pro forma accumulated amortization at December 31, 1999 was $49.8 million. Whereas the Unaudited Pro Forma Condensed Consolidated Financial Statements reflect these intangible assets recorded under the purchase accounting method, the retroactive income effect of the recasting of this transaction has been recorded in the second quarter of 2000 as a one time charge to income for all accumulated amortization from June 1996 through April 18, 2000. The cumulative effect of the amortization was recorded in the second quarter upon receiving approval of the Company's deregistration order as an investment company from the SEC.

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

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in the second quarter of 2000. Pro forma net income is divided by the weighted average number of common shares outstanding during the quarter and for the six month period ended to calculate basic earnings per share. Pro forma diluted earnings per share are computed by dividing pro forma net income by the total of the weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings per share are computed using the treasury stock method. Restricted stock units and non qualified stock options outstanding during the periods were anti-dilutive, therefore basic and diluted earnings per share are the same. There were no options granted prior to January 2000.

BUSINESS SEGMENTS

The Company has not presented business segment data, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," because it operates predominantly in one business segment, the investment advisory and asset management business.

                                                                        19 of 32
                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

INVESTMENT ADVISORY FEES FROM BKF

Levco managed the publicly traded portion of BKF's investment portfolio (see
Note 1). Advisory fees earned from this relationship for the three and six month periods ended June 30, 1999 were approximately $402,000 and $781,000, respectively. Pursuant to BKF's Plan and liquidation of its public portfolio which was managed by Levco, subsequent to December 31, 1999 Levco no longer received any advisory fees from BKF.

                                                                        20 of 32
                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

         Notes to Pro Forma Condensed Consolidated Financial Statements

                                   (Unaudited)

3. RELATED PARTY TRANSACTIONS (CONTINUED)

INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

The Company earned investment advisory fees and general partner allocations (inclusive of an incentive fee) from affiliated investment partnerships of approximately $2.6 million and $2.1 million, respectively, for the three month periods ended June 30, 2000 and June 30, 1999 and $5.1 million and $3.8 million for the six month periods ended June 30, 2000 and June 30, 1999, respectively. Included in investments in affiliated partnerships at June 30, 2000 and December 31, 1999 are approximately $4.3 million and $5.4 million, respectively, of incentive allocations. LEVCO GP has general partner liability with respect to its interest in each of the affiliated investment partnerships and has no assets other than its interest in these partnerships and certain cash and cash equivalents.

COMMISSION REVENUES

All commission revenues reflected on the Unaudited Pro Forma Condensed Consolidated Statements of Income have been generated by transactions introduced to a clearing broker by LEVCO Securities, which acts as a broker for certain investment advisory accounts of the Company. Commission revenues have been presented net of the related clearing expenses.

4. COMMITMENT

The Company has office space obligations that require monthly payments plus escalations through January 2008. At June 30, 2000 the minimum annual rental commitments under the operating lease are as follows:

    July through December 31, 2000                 $          675,000
    2001                                                    1,403,000
    2002                                                    1,423,000
    2003                                                    1,483,000
    2004                                                    1,484,000
    2005 to 2008                                            4,581,000
                                                      ---------------
    Total minimum payments required                $       11,049,000
                                                   ==================

5. NET CAPITAL REQUIREMENT

LEVCO Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 ("Rule"), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2000 and December 31, 1999, LEVCO Securities was in compliance with this Rule.

                                                                        21 of 32
                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

On January 20, 2000, the Committee authorized the issuance of 76,855 RSU's and 183,178 non-qualified stock options to purchase BKF shares under the Compensation Plan as a component of the 1999 year-end bonuses. Those employees electing to receive RSU's and non-qualified options forfeited their rights to the cash equivalent portion of their bonus in return for the RSU's and options received. In return, these employees received an additional 20% of equity based on the amount exchanged.

The RSU's granted in exchange for a portion of the original cash bonus vest pro-rata over a two-year period ending on December 31, 2001. The RSU's require future services as a condition to the ultimate receipt of the underlying number of shares of BKF common stock. The Company's policy is to expense these amounts ratably over the required service period. The expense for the three and six month periods ended June 30, 2000 relating to the vesting of the RSU's was $125,000 and $250,000, respectively.

With respect to the non-qualified stock options, the Committee granted 183,178 non-qualified stock options to purchase BKF shares at a strike price of $13.03125 (the average market price on the date of grant). These options are exercisable in equal annual installments in December 2000 and December 2001 subject to satisfying employment conditions, with exceptions for termination due to death, retirement or a change in control of the ownership of BKF. Once the service requirements have been met, these options will remain outstanding and exercisable until the tenth anniversary of the date of grant, subject to earlier expiration upon termination of employment. On January 20, 2000, the Committee granted an additional 103,098 non-qualified options that will expire in January 2010. These options also have an exercise price of $13.03125 and vest over one to three years. In 1999, Levco did not incur any compensation expense related to the Compensation Plan.

                                                                        22 of 32
                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

         Notes to Pro Forma Condensed Consolidated Financial Statements

                                   (Unaudited)

7.  INCENTIVE COMPENSATION PLAN (CONTINUED)

Pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plan under APB Opinion 25, "Accounting for Stock Issued to Employees," and adopt the disclosure only provisions for SFAS No. 123. Under APB 25, no compensation costs were recognized related to the Award Plan because the exercise price of the options awarded was equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, net income would have been reduced by $222,000 and $443,000, respectively, for the three and six month periods ended June 30, 2000. Basic and diluted earnings per share would have been reduced by $.03 and $.07, respectively, for the three and six month periods ended June 30, 2000.

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

None of the options were vested or exercisable as of June 30, 2000.

8.  DEFERRED COMPENSATION PLAN

On April 18, 2000 the Company adopted a Long Term Deferred Compensation Plan to provide a competitive long-term incentive for key officers and employees. The awards of RSU's vesting in 2000 may be deferred into this plan and will be expensed on a straight-line method over the respective vesting periods. As of June 30, 2000 none of the deferred compensation has been converted to shares of common stock.

9.  OTHER LIABILITIES

During 2000, the Company financed a portion of its Directors and Officers/Errors and Omissions insurance policy (premium $910,000). The financed amount is payable in 30 equal monthly installments of approximately $32,000.

                                                                        23 of 32
                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

BKF Capital Group, Inc. ("BKF") operates entirely through John A. Levin & Co., Inc., an investment adviser registered with the U.S. Securities and Exchange Commission that was acquired by BKF in June 1996. The investment adviser is a wholly owned subsidiary of Levin Management Co., Inc., which in turn is a wholly owned subsidiary of BKF. Levin Management Co., Inc. and its subsidiaries are referred to collectively as "Levco." Levco specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Most accounts are managed pursuant to a large cap value strategy; Levco also offers an event-driven, risk arbitrage product as well as other more specialized investment programs.

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

The following discussion and analysis of the results of operations is based on the actual and pro forma Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Financial Condition for BKF Capital Group, Inc. and Subsidiaries. In light of the evolution of BKF from a closed-end management investment company to a holding company whose primary asset is the investment management business of Levco, pro forma financial statements have been included in Part I - Item 1 of this Quarterly Report on Form 10-Q in order to provide meaningful comparisons of financial information for the periods ended June 30, 2000, December 31, 1999 and June 30, 1999. Management has not included a discussion of historical financial results of BKF as a closed-end management investment company since it completed the distribution of substantially all of its assets on January 7, 2000 pursuant to a Plan of Distribution of Assets approved by shareholders on August 19, 1999 and ceased to be registered as an investment company on April 18, 2000.

                                                                        24 of 32

Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II - Other Information."

PRO FORMA RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 as Compared to Three Months Ended June 30,
1999.

Revenues

Total revenues for the second quarter of 2000 rose to $16.91 million, reflecting an increase of 34.2% from the $12.60 million in revenues generated in the same period in 1999. This increase was attributable to (i) a 20.9% increase in investment advisory fees (excluding incentive fees and general partner allocations) from $8.98 million (excluding investment advisory fees received with regard to the portfolio of BKF managed by Levco) to $10.86 million and (ii) a 76.2% increase in incentive fees and general partner allocations from $3.24 million to $5.71 million. The increase in investment advisory fees is primarily attributable to the increase in assets under management in the large cap value strategy, which experienced a significant increase in assets managed in wrap fee programs. The increase in incentive fees and general partner allocations is primarily attributable to the increase in assets under management in the risk arbitrage product. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily earned and billed at the end of the applicable contract year.

Commission income generated by the broker-dealer business fell 10.7% to $334,000 from $374,000.

Assets Under Management

At June 30, 2000, assets under management were $9.549 billion, up from $8.788 billion a year earlier (including $575 million in BKF assets formerly managed by Levco, the proceeds from the sale of which were distributed to shareholders as part of the plan of distribution). Following is a comparison of Levco assets under management as defined by product and client type:

                               June 30, 2000       June 30, 1999
                               -------------       -------------
                                         (In millions)

     Institutional             $    4,495           $   4,617
     Non-institutional              1,998               1,929
     Arbitrage                        828                 433
     Partnerships                     156                 119
     Wrap                           2,072               1,115
     BKF                                0                 575
                               ----------           ---------
     TOTAL                     $    9,549           $   8,788
                               ==========           =========

Expenses

Total expenses for the second quarter of 2000 rose 26.5% from $11.59 million to $14.67 million. Excluding the amortization of intangibles expense, which decreased in the second quarter of 2000 because the portion of the expense attributable to the period from April 1, 2000 through April 18, 2000 was included in the cumulative effect of the change in accounting principle, total expenses

                                                                        25 of 32
rose 42.5%. The largest component of this increase was a 52.7% increase in compensation expense, which went from $6.47 million to $9.88 million. This increase in compensation expense is attributable to the increase in revenues and the implementation of the compensation plan for 2000.

For purposes of accruing the compensation expense, management has assumed that a portion of the 2000 year end bonus compensation to employees will be paid in the form of options, restricted stock units or other equity-based instruments. In April 2000, BKF shareholders approved an amendment to the 1998 Incentive Compensation Plan authorizing the issuance of up to 1,300,000 shares of common stock pursuant to the plan. Management anticipates that a very substantial portion of this authorized amount may be utilized in connection with the payment of 2000 bonuses.

Other operating expenses of BKF rose 16.3% from $1.59 million to $1.85 million, primarily reflecting an increase in promotional expenses relating to marketing efforts and in portfolio management and trading system costs.

Operating Income

Operating income rose to $2.24 million for the second quarter of 2000, up 124% from $1.0 million for the same period in 1999, reflecting the increase in revenues which exceeded the increase in expenses. Excluding the amortization of intangibles expense, operating income was $4.63 million, up 16.3% from $3.98 million for the same period in 1999.

Interest Income

Interest income increased by 440.7%, from $59,000 to $319,000. This increase in interest income resulted from three major factors: (i) the final payment of interest by the issuer of a debt security that had been a part of BKF's private placement portfolio; (ii) the shift of a portion of 1999 compensation from cash to equity-based instruments; and (iii) the reclassification of the $65 million BKF loan to Levin Management Co., Inc. to equity in December 1999. This reclassification enabled Levin Management Co., Inc. to cease making interest payments to BKF, resulting in higher cash balances for Levco.

Income Taxes

The 22.6% rise in the provision for income taxes from $1.86 million in the second quarter of 1999 to $2.28 million in the second quarter of 2000 reflects the increase in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 47% was used to make the determination with respect to the provision for taxes at June 30, 2000, while an effective tax rate of 46% was used to calculate the provision for taxes at June 30, 1999. The differential in tax rates is due to state allocations.

Change in Accounting Principle

A change in accounting principle that became effective on April 18, 2000 upon the de-registration of BKF as an investment company resulted in a cumulative amortization expense deriving from the 1996 acquisition of Levco by BKF. The de-registration of BKF transformed BKF into an operating company and caused the 1996 transaction to become subject to purchase accounting rules. This amortization expense is non-deductible for income tax purposes because the purchase accounting method is being applied retroactively. A one-time non-cash charge to income in the

                                                                        26 of 32

amount of $53.37 million for accumulated amortization from June 1996 through April 18, 2000 was recorded in the second quarter of 2000 in addition to the amortization expense for the period from April 19, 2000 to June 30, 2000.

Six Months Ended June 30, 2000 as Compared to Six Months Ended June 30, 1999.

Revenues

Total revenues for the first half of 2000 rose to $32.18 million, reflecting an increase of 34.2% from the $24.0 million in revenues generated in the same period in 1999. This increase was attributable to (i) a 13.6% increase in investment advisory fees (excluding incentive fees and general partner allocations) from $17.99 million (excluding investment advisory fees received with regard to the portfolio of BKF managed by Levco) to $20.44 million and (ii) a 108.2% increase in incentive fees and general partner allocations from $5.26 million to $10.95 million. The increase in investment advisory is primarily attributable to the increase in assets under management in the large cap value strategy. The increases in incentive fees and general partner allocations is primarily attributable to the increase in assets under management in the risk arbitrage product. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily earned and billed at the end of the applicable contract year.

Commission income generated by the broker-dealer business rose 3.8% to $783,000 from $754,000.

Expenses

Total expenses for the first half of 2000 rose 12.4% from $22.43 million to $25.21 million. Excluding the amortization of intangibles expense, which decreased in the first half of 2000 because the portion of the expense attributable to the period from January 1, 2000 through April 18, 2000 was included in the cumulative effect of the change in accounting principle, total expenses rose 38.47%. The largest component of this increase was a 46.8% increase in compensation expense, which went from $12.26 million to $18.0 million.

Other operating expenses of BKF rose 18.0% from $3.16 million to $3.73 million, reflecting increases in professional fees relating to the implementation of the equity compensation plan and the evolution of BKF from an investment company to a holding company, an increase in insurance expense due to an increase in policy limits, an increase in expenses relating to marketing efforts, and increased costs relating to portfolio management and trading systems.

                                                                        27 of 32
Operating Income

Operating income rose to $6.97 million for the first half of 2000, up 343.6% from $1.57 million for the same period in 1999, reflecting the increase in revenues which exceeded the increase in expenses. Excluding the amortization of intangibles expense, operating income was $9.36 million, up 24.4% from $7.52 million for the first half of 1999.

Loss on Investments

In the first half of 2000, BKF realized a net loss of $380,000 primarily as the result of the permanent write down of a historical private placement position that had been part of BKF's portfolio when it was an investment company.

Interest Income

Interest income increased by 424.8%, from $121,000 to $635,000. This increase in interest income resulted from three major factors: (i) the final payment of interest by the issuer of a debt security that had been a part of BKF's private placement portfolio; (ii) the shift of a portion of 1999 compensation from cash to equity-based instruments; and (iii) the reclassification of the $65 million BKF loan to Levin Management Co., Inc. to equity in December 1999. This reclassification enabled Levin Management Co., Inc. to cease making interest payments to BKF, resulting in higher cash balances for Levco.

Income Taxes

The 27.0% rise in the provision for income taxes from $3.52 million in the first half of 1999 to $4.47 million in the first half of 2000 reflects the increase in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 47% was used to make the determination with respect to the provision for taxes at June 30, 2000, while an effective tax rate of 46% was used to calculate the provision for taxes at June 30, 1999. The differential in tax rates is due to state allocations.

Change in Accounting Principle

A change in accounting principle that became effective on April 18, 2000 upon the de-registration of BKF as an investment company resulted in a cumulative amortization expense deriving from the 1996 acquisition of Levco by BKF. The de-registration of BKF transformed BKF into an operating company and caused the 1996 transaction to become subject to purchase accounting rules. This amortization expense is non-deductible for income tax purposes because the purchase accounting method is being applied retroactively. A one-time non-cash charge to income in the amount of $53.37 million for accumulated amortization from June 1996 through April 18, 2000 was recorded in the second quarter of 2000 in addition to the amortization expense for the period from April 19, 2000 to June 30, 2000.

                                                                        28 of 32

LIQUIDITY AND CAPITAL RESOURCES

June 30, 2000 as Compared to December 31, 1999

BKF's current assets as of June 30, 2000 consist primarily of cash, short term investments and advisory fees receivable.

Levco has historically met its cash and liquidity needs through cash generated by operating activities. At June 30, 2000, BKF had cash and cash equivalents of $16.18 million, compared to $14.36 million at December 31, 1999. This increase in cash and cash equivalents reflects the sale of the historical private placement position, the collection of receivables and the annual withdrawal of incentive allocations from the investment partnerships, which were partially offset by the payment of bonuses in 2000 that were accrued in 1999. The distributions of the incentive allocations from the partnerships also account for the decrease in investments in affiliated investment partnerships from $7.63 million at December 31, 1999 to $6.72 million at June 30, 2000, which distributions were partially offset by the accrual of incentive allocations for the six month period ended June 30, 2000.

Prepaid expenses rose 12.7% from $1.34 million at December 31, 1999 to $1.51 million at June 30, 2000 as the result of the purchase of a new, three year Directors and Officers/Errors and Omissions Liability insurance policy. The premium for the policy is being financed by BKF over a 30-month period, resulting in an insurance payable of $747,000.

The elimination of $1.0 million in investments reflects the payment of $892,000 in principal and interest with respect to historical private placements position that had been part of BKF's portfolio when it was an investment company. At March 31, 2000, the valuation of these investments had been written down to $599,000 (excluding accrued interest of $178,000). This interest amount was included in the $1.0 million valuation of the investments at December 31, 1999.

Accrued expenses decreased by (53.2%) to $2.22 million from $4.74 million, principally as the result of the payment of non-recurring expenses in connection with the closing of the Chicago office of BKF. The decrease in accrued bonuses from $13.35 million to $11.40 million reflects the cash payment of 1999 bonuses, which was partially offset by the accrual for 2000 bonuses.

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

                                                                        29 of 32

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

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds
None

Item 3.  Defaults upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information

Effective July 21, 2000, Jeffrey A. Kigner resigned as a Director and Vice Chairman of BKF and as Co-Chairman and Chief Investment Officer for the large cap value product of John A. Levin & Co., Inc.

                                                                        30 of 32

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

                 Exhibit No.      Description
                 3(i)             Articles of Incorporation
                 3(ii)            By-laws
                 27.1             Financial Data Schedule

Reports on Form 8-K
None

                                                                        31 of 32

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BKF CAPITAL GROUP, INC.



Date:  August 14, 2000



                                     By:  /s/ John A. Levin
                                          ------------------
                                     John A. Levin
                                     Chairman, Chief Executive Officer
                                     and President



                                     By:  /s/ Glenn A. Aigen
                                          ------------------
                                     Glenn A. Aigen
                                     Senior Vice President and
                                     Chief Financial Officer

                                                                        32 of 32

                                  EXHIBIT INDEX


  Exhibit No.                Description
  3(i)                       Articles of Incorporation
  3(ii)                      By-laws
  27.1                       Financial Data Schedule