Form 10-Q
period 2000-09-30
BKF CAPITAL GROUP INC
filed 2000-11-17
CIK 9235

------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number:  1-10024


                             BKF CAPITAL GROUP, INC.

                             ----------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                       36-0767530
     -------------                                   ---------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


     One Rockefeller Plaza, New York, New York              10020
     -----------------------------------------          -------------
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

                                                     Yes (x)              No ( )

         There were 6,504,852 shares of the registrant's Common Stock outstanding as of October 31, 2000.

                                                                         2 of 31

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                            AS AT SEPTEMBER 30, 2000
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)


ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                   $        21,841
Investment advisory fees receivable                                  18,418
Prepaid expenses and other current assets                             2,003
                                                            ---------------
       Total current assets                                          42,262
                                                            ---------------
NONCURRENT ASSETS:
Investments in affiliated partnerships                                9,532
Fixed assets-net                                                      2,843
Other assets                                                            602
Deferred tax asset (net of allowance of $5,170)                           -

INTANGIBLE ASSETS:
Goodwill                                                             23,363
Employment contracts                                                 23,363
Investment advisory contracts                                        70,088
Accumulated amortization                                            (58,368)
                                                            ---------------
       Total assets                                         $       113,685
                                                            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accrued expenses                                            $         2,086
Accrued bonuses                                                      21,680
Accrued incentive compensation                                          376
Income taxes payable                                                    882
Other liabilities                                                       351
                                                            ---------------
       Total current liabilities                                     25,375

Other liabilities                                                       313
                                                            ---------------
       Total liabilities                                             25,688
                                                            ---------------

STOCKHOLDERS' EQUITY:
Common stock, $1 par value, authorized--60,000,000
  shares; issued and outstanding--6,504,852 shares                    6,505
Additional paid-in capital                                           50,260
Retained earnings                                                    31,232
                                                            ---------------
       Total stockholders' equity                                    87,997
                                                            ---------------

Total liabilities and stockholders' equity                  $       113,685
                                                            ===============

                                                                         3 of 31

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
        PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)


                                                 BKF CAPITAL                                      PRO FORMA           PRO FORMA
                                                 GROUP, INC.              LEVCO                ADJUSTMENTS AND       CONSOLIDATED
                                                DECEMBER 31,           DECEMBER 31,             INTERCOMPANY         DECEMBER 31,
                                                    1999                   1999                  ELIMINATION             1999
                                             --------------------  ---------------------     --------------------   ---------------
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                    $           481,988   $             12,431  (a)       $    (480,058)   $       14,361
Investment advisory fees receivable(h)                                           12,460  (f)                 (10)           12,450
Prepaid expenses and other current assets                    858                    485                                      1,343
                                             -------------------   --------------------                             --------------
       Total current assets                              482,846                 25,376                                     28,154
                                             -------------------   --------------------                             --------------
NONCURRENT ASSETS:
Investments in affiliated partnerships                                            7,633                                      7,633
Fixed assets-net                                                                  3,154                                      3,154
Other assets                                                                        912                                        912
Investments (e)                                            1,000                                                             1,000
Investment in LEVCO                                       92,000                         (c)              (3,611)                -
                                                                                         (g)             (88,389)
INTANGIBLE ASSETS:
Goodwill                                                                                 (c)              23,363            23,363
Employment contracts                                                                     (c)              23,363            23,363
Investment advisory contracts                                                            (c)              70,088            70,088
Accumulated amortization                                                                 (c)             (49,812)          (49,812)
                                             -------------------   --------------------                             --------------
       Total assets                          $           575,846   $             37,075                             $      107,855
                                             ===================   ====================                             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accrued expenses                             $             2,718   $              2,036  (b)       $         (10)   $        4,744
Accrued bonuses(h)                                                               13,346                                     13,346
Income taxes payable(h)                                                             306                                        306
                                             -------------------   --------------------                             --------------
       Total liabilities                                   2,718                 15,688                                     18,396
                                             -------------------   --------------------                             --------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value, authorized--
  60,000,000 shares; issued and
  outstanding--6,504,852 shares                           39,029                         (d)             (32,524)            6,505
Additional paid-in capital                               463,426                 55,517  (a)            (422,115)           50,092
                                                                                         (c)             (39,018)
                                                                                         (b)                  10
                                                                                         (c)              (3,611)
                                                                                         (d)              32,524
                                                                                         (a)              51,748
                                                                                         (g)             (88,389)
Undistributed net realized gains                          57,943                         (a)             (57,943)                -
Unrealized depreciation of investments                   (39,018)                        (c)              39,018                 -
Retained earnings(h)                                      51,748                (34,130) (a)             (51,748)           32,862
                                                                                         (f)                 (10)
                                                                                         (c)              67,002
                                             -------------------   --------------------                             --------------
     Total stockholders' equity                          573,128                 21,387                                     89,459
                                             -------------------   --------------------                             --------------

Total liabilities and stockholders' equity   $           575,846   $             37,075                             $      107,855
                                             ===================   ====================                             ==============

(a) - To record final distribution made to shareholders on January 7, 2000.
(b) - To reflect reversal of advisory fee payable to LEVCO.
(c) - To record the initial acquisition by BKF under purchase accounting and the reversal of the intercompany loan.
(d) - To record the reverse stock split (6,504,852 shares are issued and outstanding after the reverse split).

                                                                         4 of 31

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

                                                                         5 of 31

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)

                                                                                                            PRO FORMA
                                                                                                          CONSOLIDATED
                                                                                                             FOR THE
                                                               NINE MONTHS                                 NINE MONTHS
                                                                  ENDED               PRO FORMA               ENDED
                                                            SEPTEMBER 30, 2000      ADJUSTMENTS(A)     SEPTEMBER 30, 2000
                                                            ------------------     ----------------    -------------------
REVENUES:
Investment advisory fees                                    $           32,155                         $            32,155
Incentive fees and general partner allocations                          17,669                                      17,669
Commission income - net                                                  1,220                                       1,220
                                                            ------------------     ----------------    -------------------
       Total revenues                                                   51,044                    -                 51,044
                                                            ------------------     ----------------    -------------------
EXPENSES:
Employee compensation and benefits                                      31,548                                      31,548
Occupancy & equipment rental                                             1,698                                       1,698
Other operating expenses                                                 5,759                                       5,759
Amortization of intangibles                                              4,994                                       4,994
                                                            ------------------     ----------------    -------------------
       Total expenses                                                   43,999                    -                 43,999
                                                            ------------------     ----------------    -------------------

Operating Income                                                         7,045                    -                  7,045

Other Income(expense):
Net realized and unrealized loss on investments                           (608)                 228                   (380)
Interest income                                                          1,350                 (406)                   944
Interest expense                                                           (47)                                        (47)

                                                            ------------------     ----------------    -------------------
Income before taxes and cumulative effect of
change in accounting principle                                           7,740                 (178)                 7,562
                                                            ------------------     ----------------    -------------------

Provision for income taxes                                               5,641                                       5,641
Deferred tax (benefit)                                                  (5,170)                                     (5,170)
Valuation allowance                                                      5,170                                       5,170
                                                            ------------------     ----------------    -------------------
INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                           2,099                 (178)                 1,921
                                                            ------------------     ----------------    -------------------

Cumulative effect to April 18, 2000 of
change in accounting principle                                         (53,374)                                    (53,374)
                                                            ------------------     ----------------    -------------------

NET (LOSS)                                                  $          (51,275)    $           (178)   $           (51,453)
                                                            ==================     ================    ===================

 Basic income (loss) per share (b):
 Income before cumulative effect of accounting change                                                                 0.30
 Cumulative effect of accounting change                                                                              (8.21)
                                                                                                       -------------------
 Net (loss)                                                                                            $             (7.91)
                                                                                                       ===================

 Diluted income (loss) per share (b):
 Income before cumulative effect of accounting change                                                               $ 0.29
 Cumulative effect of accounting change                                                                              (8.17)
                                                                                                       --------------------
 Net (loss)                                                                                                        $ (7.88)
                                                                                                       ====================

 Weighted average shares outstanding (b):
 Basic                                                                                                           6,504,852
 Diluted                                                                                                         6,534,700

(a) To reverse the investment company specific income and expenses of BKF Capital Group, Inc. for the period January 1, 2000 to April 18, 2000.
(b) Calculation reflects the reverse stock split (which was effectuated January 7, 2000).

                                                                         6 of 31

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)

                                                    BKF CAPITAL                                                    PRO FORMA
                                                    GROUP, INC.             LEVCO                                 CONSOLIDATED
                                                  NINE MONTHS ENDED     NINE MONTHS ENDED                      NINE MONTHS ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,          PRO FORMA          SEPTEMBER 30,
                                                        1999                 1999              ADJUSTMENTS            1999
                                                 ------------------   -------------------    --------------    ------------------
REVENUES:
Investment advisory fees                         $                -   $          28,451 (a)        (1,066)     $           27,385
Incentive fees and general partner allocations(f)                 -               7,846                                     7,846
Commission income - net                                           -               1,035                                     1,035
                                                 ------------------   -----------------                        ------------------
       Total revenues                                             -              37,332                                    36,266
                                                 ------------------   -----------------                        ------------------
EXPENSES:
Employee compensation and benefits(f)            $            1,215   $          19,834 (b)        (1,215)                 18,524
                                                                                        (a)        (1,310)
Occupancy & equipment rental                                    684               1,576 (b)          (684)                  1,576
Other operating expenses                                      4,356               3,814 (b)        (4,356)                  4,870
                                                                                        (a)         1,056
Investment advisory fees                                      1,066                   - (a)        (1,066)                      -
Amortization of intangibles                                                           - (c)         8,922                   8,922
                                                 ------------------   -----------------                        ------------------
       Total expenses                                         3,684              25,224                                    33,892
                                                 ------------------   -----------------                        ------------------

Operating Income(loss)                                       (7,321)             12,108                                     2,374

Other Income(expense):
Net realized and unrealized gains from investments          251,291                   - (b)      (251,291)                      -
Interest income                                               4,857                 251 (b)        (4,857)                    251
Dividend income                                               7,881                   - (b)        (7,881)                      -
Interest income (expense)- Intercompany                       4,804              (4,804)                                        -

                                                 ------------------   -----------------                        ------------------
Income before taxes                                         261,512               7,555                                     2,625
                                                 ------------------   -----------------                        ------------------

Provision for income taxes(f)                                     -               3,475  (d)        1,837                   5,313

                                                 ------------------   -----------------                        ------------------
       Net income (loss)                         $          261,512   $           4,080                        $           (2,688)
                                                 ==================   =================                        ==================

 Net (loss) per share:
        Basic and diluted (e)                                                                                  $            (0.41)
                                                                                                               ==================

 Weighted average shares outstanding-basic and
     diluted (e)                                                                                                        6,504,852
                                                                                                               ==================

(a) To adjust the advisory fee for the revenue earned by LEVCO for the management of the BKF public portfolio, record additional operating expenses to be borne by LEVCO and the corresponding reduction in employee bonuses.
(b) To reverse the investment company specific income and expenses of BKF Capital Group, Inc. for the period.
(c) To record the amortization of the intangible assets using purchase accounting for the original acquisition of LEVCO by BKF.
(d)  To record additional taxes for the pro forma adjustments.
(e) Basis of calculation reflects the reverse stock split (which was effectuated January 7, 2000).
(f) Reflects the net retroactive effect of the accrual of incentive fees of ($281) and the related effect to employee compensation expense and provision for income taxes of ($173) and ($50), respectively.

                                                                         7 of 31

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)

                                                              QUARTER ENDED
                                                              SEPTEMBER 30,
                                                                   2000
                                                            ------------------
REVENUES:
Investment advisory fees                                    $          11,711
Incentive fees and general partner allocations                          6,717
Commission income - net                                                   437
                                                            -----------------
       Total revenues                                                  18,865
                                                            -----------------
EXPENSES:
Employee compensation and benefits
  (see Note 1 - Use of Estimates)                                      13,549
Occupancy & equipment rental                                              604
Other operating expenses                                                2,030
Amortization of intangibles                                             2,609
                                                            -----------------
       Total expenses                                                  18,792
                                                            -----------------

Operating Income                                                           73

Other Income(expense):
Interest income                                                           309
Interest expense                                                          (14)
                                                            -----------------

Income before taxes                                                       368

Provision for income taxes                                              1,175
                                                            -----------------

NET (LOSS)                                                  $            (807)
                                                            =================

 Basic and diluted (loss) per share(a):
 Net (loss)                                                 $           (0.12)
                                                            =================


 Weighted average shares outstanding basic and diluted(a)           6,504,852
                                                            =================

(a) Calculation reflects the reverse stock split (which was effectuated January 7, 2000).

                                                                         8 of 31

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)

                                                    BKF CAPITAL                                                  PRO FORMA
                                                    GROUP, INC.             LEVCO                               CONSOLIDATED
                                                   QUARTER ENDED        QUARTER ENDED                           QUARTER ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,          PRO FORMA        SEPTEMBER 30,
                                                        1999                 1999             ADJUSTMENTS           1999
                                                 -------------------  ------------------     -------------     ---------------
REVENUES:
Investment advisory fees                         $                -   $           9,678 (a)  $       (285)     $        9,393
Incentive fees and general partner allocations(f)                 -               2,591                                 2,591
Commission income - net                                           -                 281                                   281
                                                 ------------------   -----------------                        --------------
       Total revenues                                             -              12,550                                12,265
                                                 ------------------   -----------------                        --------------
EXPENSES:
Employee compensation and benefits(f)                           415               6,663 (b)          (415)              6,266
                                                                                        (a)          (397)
Occupancy & equipment rental                                    197                 512 (b)          (197)                512
Other operating expenses                                      2,740               1,359 (b)        (2,740)              1,711
                                                                                        (a)           352
Investment advisory fees                                        285                   - (a)          (285)                  -
Amortization of intangibles                                       -                   - (c)         2,974               2,974
                                                 ------------------   -----------------                        --------------
       Total expenses                                         3,637               8,534                                11,463
                                                 ------------------   -----------------                        --------------

Operating Income(loss)                                       (3,637)              4,016                                   802

Other Income(expense):
Net realized and unrealized gains from investments          177,926                   - (b)      (177,926)                  -
Interest income                                               3,099                 130 (b)        (3,099)                130
Dividend income                                               2,018                   - (b)        (2,018)                  -
Interest income (expense)- Intercompany                       1,500              (1,500)                                    -

                                                 ------------------   -----------------                        --------------
Income before taxes                                         180,906               2,646                                   932
                                                 -------------------  -----------------                        --------------

Provision for income taxes(f)                                     -               1,217  (d)          580               1,797

                                                 ------------------   -----------------                        --------------
       Net income (loss)                         $          180,906   $           1,429                        $         (865)
                                                 ==================   =================                        ==============

 Net (loss) per share:
        Basic and diluted (e)                                                                                  $        (0.13)(e)
                                                                                                               ==============

 Weighted average shares outstanding-basic and
     diluted (e)                                                                                                    6,504,852 (e)
                                                                                                               ==============

(a) To adjust the advisory fee for the revenue earned by LEVCO for the management of the BKF public portfolio, record additional operating expenses to be borne by LEVCO which had previously been borne by BKF and the corresponding reduction in employee bonuses.
(b) To reverse the investment company specific income and expenses of BKF Capital Group, Inc. for the period.
(c) To record the amortization of the intangible assets using purchase accounting for the original acquisition of LEVCO by BKF.
(d)  To record additional taxes for the pro forma adjustments.
(e) Basis of calculation reflects the reverse stock split (which was effectuated January 7, 2000).
(f) Reflects the effect of the accrual of incentive fees of ($91) and the related effect to employee compensation expense and provision for income taxes of ($56) and ($16), respectively.

                                                                         9 of 31

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                                                2000            1999
                                                                          ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Pro forma net loss                                                        $      (51,453)  $      (2,688)
Adjustments to reconcile  pro forma net loss to net cash
   provided by operations:
     Depreciation and amortization                                                58,979           9,470
     Compensation expense for vesting of restricted stock units                      376               -
     Realized loss on investment                                                     108               -
     (Increase) in investment advisory fees receivable                            (5,968)         (1,822)
     (Increase) decrease in prepaid expenses and other current assets                250             (49)
     (Increase) in investments in affiliated investment partnerships              (1,899)         (1,780)
     Decrease in other assets                                                        310             608
     Increase (decrease) in accrued expenses and accounts payable                 (2,658)            649
     Increase (decrease) in accrued bonuses                                        8,334             (99)
     Increase in income taxes payable                                                576           1,342
                                                                          --------------   -------------
Net cash provided by operating activities                                          6,955           5,631
                                                                          --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions                                                               (299)           (774)
Proceeds from sale of investments                                                    892               -
                                                                          --------------   -------------
Net cash provided by (used in) investing activities                                  593            (774)
                                                                          --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal                                                           (246)              -
Cash included in deemed contribution (distribution)                                  178          (3,619)
                                                                          --------------   -------------
Net cash (used in) financing activities                                              (68)         (3,619)
                                                                          --------------   -------------

Net Increase in cash and cash equivalents                                          7,480           1,238
Cash and cash equivalents at the beginning of the period                          14,361          10,779
                                                                          --------------   -------------
Cash and cash equivalents at the end of the period                        $       21,841   $      12,017
                                                                          ==============   =============

Supplemental disclosure of cash flow information
Cash paid for interest                                                    $           49   $           -
                                                                          ==============   =============
Cash paid for taxes                                                       $        5,143   $       3,976
                                                                          ==============   =============

                                                                        10 of 31

                             BKF CAPITAL GROUP, INC.
                       STATEMENT OF CASH FLOWS-HISTORICAL
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                                                     2000(a)        1999
                                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations                  $   (54,125)  $   261,512
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                    58,780             -
     Net realized and unrealized (gain) loss on investments                              401      (251,291)
     Compensation expense for vesting of restricted stock units                          251             -
     (Increase) in receivable for securities sold                                          -       (25,261)
     (Increase) in investment advisory fees receivable                                (6,827)            -
     Decrease in dividends and interest receivable                                         -           362
     Decrease in prepaid expenses and other current assets                               222             -
     (Increase) decrease other assets                                                    168            (5)
     (Increase) in investments in affiliated investment partnerships                  (5,015)            -
      Increase (decrease) in accrued expenses and accounts payable                    (2,331)        1,735
     Increase in accrued bonuses                                                      16,943             -
     (Decrease) in income taxes payable                                                 (714)            -
     (Decrease) in payable for investment management fee                                   -          (115)
     Increase in payable for securities purchased                                          -           223
     Net amortization of discounts                                                         -          (409)
                                                                                 -----------   -----------
          Net cash provided by (used in) operating activities                          7,753       (13,249)
                                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of portfolio securities                                                     -      (246,387)
     Proceeds from sales of portfolio securities                                           -       826,713
     Purchases of money market securities, net                                             -      (358,459)
     Fixed asset additions                                                              (150)            -
     Proceeds from sale of investments                                                   599             -
     Cash from previously unconsolidated subsidiary                                   11,873             -
                                                                                 -----------   -----------
          Net cash provided by investing activities                                   12,322       221,867
                                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends and capital gain distributions                                       (480,058)     (236,575)
     Payment of loan principal                                                          (164)            -
                                                                                 -----------   -----------
          Net cash (used in) financing activities                                   (480,222)     (236,575)
                                                                                 -----------   -----------


Net (decrease) in cash and cash equivalents                                         (460,147)      (27,957)
Cash and cash equivalents at the beginning of the period                             481,988        42,351
                                                                                 -----------   -----------
Cash and cash equivalents at the end of the period                               $    21,841   $    14,394
                                                                                 ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                           $        37
                                                                                 ===========
Cash paid for taxes                                                              $     4,247
                                                                                 ===========

(a)- The cash flow represents the historical cash flows of BKF Capital Group, Inc. (the former registered investment company) for the period January 1, 2000 to April 18, 2000 and the combined cash flows of the holding company for the period April 19, 2000 to September 30, 2000.

                                                                        11 of 31

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

         ORGANIZATION


BKF Capital Group, Inc. (formerly Baker, Fentress & Company, hereto referred to as "BKF" or the "Company") operated under the Investment Company Act of 1940 as a non-diversified closed-end management investment company. In August 1999, the Board of Directors and shareholders of BKF adopted and implemented a Plan for Distribution of Assets ("Plan"), pursuant to which substantially all of BKF's investment securities were sold. The cash proceeds, as well as shares of Consolidated-Tomoka Land Company ("CTO"), were subsequently distributed to shareholders by January 7, 2000. The Company received a deregistration order from the Securities and Exchange Commission ("SEC") on April 18, 2000, effectively completing its evolution from an investment company to a holding company whose primary business now operates through a wholly owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco." As of April 2000, financial reporting of BKF and Levco is on a consolidated basis.


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

The BKF Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition at December 31, 1999, reflected the historical accounting treatment of the Company as a registered investment company. Therefore, BKF accounted for Levco as an investment carried at fair value, and the two companies were not consolidated.

The pro forma adjustments account for the liquidation of substantially all of the private and public portfolios of BKF, the distribution of cash as well as shares of CTO, and the recasting of the June 1996 acquisition of Levco using purchase accounting (thereby taking into account intangible assets and amortization thereon).

                                                                        12 of 31

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Unaudited Pro Forma Condensed Consolidated Statements of Income for the three and nine months ended September 30, 1999 and for the nine months ended September 30, 2000 present the historical results of BKF and Levco. The pro forma adjustments reflect:

     - elimination of the intercompany investment management fee revenues resulting from the liquidation of the BKF public portfolio, which had been managed by Levco;

     - operating expenses attributable to operating a publicly traded company which were previously borne by BKF;

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

     -deferred tax benefit and related valuation allowance; and

     -the 1 to 6 reverse stock split effectuated on January 7, 2000

The Unaudited Pro Forma Condensed Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2000 and September 30, 1999, reflect the pro forma cash flows of the combined companies as if BKF had received its deregistration order effective January 1, 1999. Thus, BKF and Levco financial information would have been presented on a consolidated basis.

THE UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE PRESENTED SINCE THEY ARE MORE REPRESENTATIVE OF THE COMPANY'S OPERATIONS AFTER THE IMPLEMENTATION OF THE PLAN.

The unaudited pro forma financial data does not purport to represent the results of operations or the financial position of the Company which actually would have occurred had the proposed transaction been previously consummated or project the results of operations or the financial position of the Company for any future date or period. The SEC approved the application for deregistration of the Company as a registered investment company on April 18, 2000. Therefore, the Unaudited Pro

                                                                        13 of 31

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Forma Condensed Consolidated Statement of Income for the nine months ended September 30, 2000 reflects the non-recurring charge relating to the change in accounting method for the cumulative effect of the amortization of intangible assets resulting from recording the Levco transaction under purchase accounting.

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

REVENUE RECOGNITION

Generally, investment advisory fees are calculated quarterly, in arrears, and are based upon a percentage of the market value of each account at the end of the quarter. Wrap account fees are calculated quarterly based upon a percentage of the market value of each account as of the previous calendar quarter end. Incentive fees and general partner incentive allocations earned from affiliated investment partnerships and incentive fees from other accounts are currently accrued on a quarterly basis and are billed at the end of their respective contract year. Such accounting practice has been retroactively applied to the prior periods presented.

Commissions earned on securities transactions executed by LEVCO Securities, and related expenses, are recorded on a trade-date basis.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has adopted SAB No. 101 as required in the first quarter of 2000. The adoption of SAB No. 101 has not had a material effect on the Company's Unaudited Pro Forma Condensed Consolidated Statements of Income and Financial Condition.

CASH AND CASH EQUIVALENTS

The Company treats all highly liquid instruments with maturities at acquisition of three months or less as cash equivalents. The Company maintained substantially all of its cash and equivalents invested in interest bearing instruments at two nationally recognized financial institutions.

                                                                        14 of 31

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

INCOME TAXES

The Company intends to file consolidated federal, state and local income tax returns. Historically, since BKF was a Regulated Investment Company ("RIC"), which distributed all of its income, it was generally not subject to income taxes and, therefore, no tax provision was previously recorded on the BKF financial statements. Levco, an operating company, has been subject to federal, state and local taxes on income. The Unaudited Pro Forma Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2000 and September 30, 1999 reflect a tax provision on the pro forma consolidated income.

Principally due to state and local taxes, the Company's provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate. The total tax provision is based on an overall federal, state and local effective rate of approximately 47% for the three and nine months ended September 30, 2000, and 46% for the three and nine months ended September 30, 1999. The Company has determined that the amortization expense on intangible assets is not tax deductible since the June 1996 purchase method of accounting has been retroactively applied.

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not. For the quarter ended March 31, 2000, a pro forma deferred tax benefit and related valuation allowance of $5.17 million were recorded. The ultimate utilization of the tax benefit is dependent on the character and amount of the calendar year 2000 partnership incentive allocation income as well as the ability to carry back any capital loss not utilized in 2000.

USE OF ESTIMATES

In preparing the Unaudited Interim Pro Forma Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. During the quarter ended September 30, 2000, the Compensation Committee of BKF ("Committee") approved revised compensation guidelines for the year ended December 31, 2000. The guidelines provide for payment of

                                                                        15 of 31

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

bonuses in cash only rather than cash and stock equivalents (which would have vested over a three year period with a corresponding expense each year) (see
Note 10). The change in estimate resulting from the revised guidelines is reflected in the Statement of Income for the three-month period ended September 30, 2000 and the Unaudited Pro Forma Condensed Consolidated Statement of Income for the nine months period then ended. This change in estimate resulted in an increase in compensation expense of approximately $2.8 million of which $1.8 million relates to the six month period ended June 30, 2000. The bonus accrual for the three and nine month periods ended September 30, 1999, reflects an amount based on the incentive compensation guidelines approved by the Committee (see Note 7).

FIXED ASSETS

Furniture, fixtures, office and computer equipment and leasehold improvements are carried at cost. Depreciation of furniture, fixtures, office and computer equipment is provided on the accelerated method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the economic life or the term of the lease.

OTHER ASSETS

Included in other assets is a security deposit ($432,000 at September 30, 2000 and $807,000 at December 31, 1999) required pursuant to the Company's office space lease agreement. This deposit is held at a nationally recognized financial institution. Investments in private placements for which market values are not readily ascertainable are stated at their estimated fair values as determined by the Company's management. During the quarter ended March 31, 2000, the Company recorded a permanent write down of $401,000 for one of the investments. As of June 30, 2000, the Company completed the sale of the remaining private placements which were made by BKF when if was a registered investment company.

INTANGIBLE ASSETS

The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, employment contracts, and investment advisory contracts in the Unaudited Condensed Consolidated Statement of Financial Condition at September 30, 2000 and the Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition at December 31, 1999. Goodwill is amortized straight line over 15 years and investment contracts over 10 years. Employment contracts are amortized over the life of the contract or shorter period if the employee has subsequently left the Company. Pro forma accumulated amortization at December 31, 1999 was $49.8 million. Whereas the Unaudited Pro Forma Condensed Consolidated Financial Statements reflect these intangible assets recorded under the purchase accounting method, the retroactive income effect of the recasting of this transaction was recorded in the second quarter of 2000 as a one time charge to income for all accumulated amortization from June 1996 through April 18, 2000. The cumulative effect of the

                                                                        16 of 31

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

amortization was recorded in the second quarter upon receiving approval of the Company's deregistration order as an investment company from the SEC.

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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in the second quarter of 2000. Pro forma net income is divided by the weighted average number of common shares outstanding during the quarter and for the nine month periods ended September 30, 2000 and 1999 to calculate basic earnings per share. Pro forma diluted earnings per share is computed by dividing net pro forma income by the total of the weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings per share are computed using the treasury stock method. There were no options granted prior to January 2000.

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30                SEPTEMBER 30
                                                       PRO FORMA      PRO FORMA      PRO FORMA
                                               2000      1999           2000           1999
                                             --------------------------------------------------
Income (loss) before cumulative effect
of accounting change                         $     (807)  $     (865) $   1,921      $   (2,688)
Net (loss)                                            -            -     (53,374)             -
                                             --------------------------------------------------
                                             $      (807) $     (865) $  (51,453)    $   (2,688)
                                             ==================================================
Basic weighted-average shares outstanding      6,504,852   6,504,852   6,504,852      6,504,852
  Dilutive potential shares from stock
  options (see note #7)                                -           -      29,848              -
                                             --------------------------------------------------
Dilutive weighted-average shares outstanding   6,504,852   6,504,852   6,534,700      6,504,852
                                             ==================================================
Basic earnings (loss) per share:
  Income (loss) before cumulative effect
  of account change                          $     (0.12) $    (0.13) $     0.30)    $    (0.41)
  Cumulative effect of accounting change               -           -       (8.21)             -
                                             --------------------------------------------------
  Net (loss)                                 $     (0.12) $    (0.13) $    (7.91)    $    (0.41)
                                             ==================================================
Diluted earnings (loss) per share:
  Income (loss) before cumulative effect
  of accounting change                       $     (0.12) $   (0.13) $      0.29          (0.41)
  Cumulative effect of accounting change               -          -        (8.17)             -
                                             --------------------------------------------------
  Net (loss)                                 $     (0.12) $   (0.13) $     (7.88)    $    (0.41)
                                             --------------------------------------------------

                                                                        17 of 31

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS SEGMENTS

The Company has not presented business segment data, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," because it operates predominantly in one business segment, the investment advisory and asset management business.

STOCK-BASED COMPENSATION

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," and has adopted the intrinsic value method for all arrangements under which employees receive shares of stock or other equity instruments of the Company or if the Company incurs liabilities to employees in amounts based on the price of its stock. Fair value disclosures are included in Note 7 to the Unaudited Pro Forma Condensed Consolidated Financial Statements.

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

INVESTMENT ADVISORY FEES FROM BKF

Levco managed the publicly traded portion of BKF's investment portfolio (see
Note 1). Advisory fees earned from this relationship for the three and nine month periods ended September 30, 1999 were approximately $285,000 and $1,066,000, respectively. Pursuant to BKF's Plan and liquidation of its public portfolio which was managed by Levco, subsequent to December 31, 1999, Levco no longer receives any advisory fees from BKF.

                                                                        18 of 31

INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

The Company earned investment advisory fees and general partner allocations (inclusive of an incentive fee) from affiliated investment partnerships of approximately $3.0 million and $1.5 million, respectively, for the three month periods ended September 30, 2000 and September 30, 1999 and $8.1 million and $5.3 million for the nine month periods ended September 30, 2000 and September 30, 1999, respectively. Included in investments in affiliated partnerships at September 30, 2000 and December 31, 1999 are approximately $7.0 million and $5.4 million, respectively, of incentive allocations. LEVCO GP has general partner liability with respect to its interest in each of the affiliated investment partnerships and has no assets other than its interest in these partnerships and certain cash and cash equivalents.

COMMISSION REVENUES

All commission revenues reflected on the Unaudited Pro Forma Condensed Consolidated Statements of Income have been generated by transactions introduced to a clearing broker by LEVCO Securities, which acts as a broker for certain investment advisory accounts of the Company. Commission revenues have been presented net of the related clearing expenses.

4.       COMMITMENT

The Company has office space obligations that require monthly payments plus escalations through January 2008. At September 30, 2000 the minimum annual rental commitments under the operating lease are as follows:

                  October through December 31, 2000         $     351,000
                  2001                                          1,403,000
                  2002                                          1,423,000
                  2003                                          1,483,000
                  2004                                          1,484,000
                  2005 to 2008                                  4,581,000
                                                            -------------
                  Total minimum payments required           $  10,725,000
                                                            =============

5.       NET CAPITAL REQUIREMENT

LEVCO Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 ("Rule"), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2000 and December 31, 1999, LEVCO Securities was in compliance with this Rule.

6.       EMPLOYEE BENEFIT PLAN

Levco has adopted a Section 401(k) plan. All employees with six months or more of service are eligible to participate in the plan. Eligible participants may contribute up to 15% of their earnings, subject to statutory limitations. The Company may match employee contributions, up

                                                                        19 of 31
to 100%, subject to statutory limitations. Approximately $300,000 has been expensed to reflect the employer match.

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

The RSU's granted in exchange for a portion of the original cash bonus vest pro-rata over a two-year period ending on December 31, 2001. The RSU's require future services as a condition to the ultimate receipt of the underlying number of shares of BKF common stock. The Company's policy is to expense these amounts ratably over the required service period. The expense for the three and nine month periods ended September 30, 2000 relating to the vesting of the RSU's was $125,000 and $375,000, respectively.

With respect to the non-qualified stock options, the Committee granted 183,178 non-qualified stock options to purchase BKF shares with an exercise price of $13.03125 (the average market price on the date of grant). These options are exercisable in equal annual installments in December 2000 and December 2001 subject to satisfying employment conditions, with exceptions for termination due to death, retirement or a change in control of the ownership of BKF. Once the service requirements have been met, these options will remain outstanding and exercisable until the tenth anniversary of the date of grant, subject to earlier expiration upon termination of employment. On January 20, 2000, the Committee granted an additional 130,098 non-qualified options that will expire in January 2010. These options also have an exercise price of $13.03125 and vest over one to three years.

In July 2000, the Committee granted 73,179 non-qualified stock options to purchase BKF shares at a price of $15.875 (the average market price on the date of grant). The options are exercisable in three

                                                                        20 of 31
equal installments commencing July 2001 subject to satisfying employment conditions, with exceptions for termination due to death, retirement or a change in control of the ownership of BKF. Once the service requirements have been met, these options will remain outstanding and exercisable until the tenth anniversary of the date of grant, subject to earlier expiration upon termination of employment.

Pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plan under APB Opinion 25, "Accounting for Stock

Issued to Employees," and adopt the disclosure only provisions for SFAS No. 123. Under APB 25, no compensation costs were recognized relating to the option grants because the exercise price of the options awarded were equal to the fair market price of the common stock on the dates of the grants. Under SFAS No. 123, net loss would have been increased by $260,000 and $703,000, respectively, for the three and nine month periods ended September 30, 2000. Basic and diluted loss per share would have been increased by $.04 and $.11, respectively, for the three and nine month periods ended September 30, 2000.

The fair value of each option granted in 2000 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                   JANUARY                  JULY
                                   -------                  ----
Expected dividend yield             0.00%                   0.00%
Expected volatility                 15.45%                  19.37%
Risk-free interest                  6.35%                   6.07%
Expected term                       7 years                 7 Years
Fair value                          $4.97                   $6.23

None of the options were vested or exercisable as of September 30, 2000.

8.       DEFERRED COMPENSATION PLAN

On April 18, 2000 the Company adopted a Long Term Deferred Compensation Plan to provide a competitive long-term incentive for key officers and employees. The awards of RSU's vesting in 2000 may be deferred into this plan. As of September 30, 2000, none of the deferred compensation has been converted to shares of common stock.

9.       OTHER LIABILITIES

During 2000, the Company financed a portion of its Directors and Officers/Errors and Omissions insurance policy (premium $910,000). The financed amount is payable in 30 equal monthly installments of approximately $32,000.

                                                                        21 of 31

10.      SUBSEQUENT EVENT

In November 2000, the Compensation Committee granted 448,265 RSU's to key employees of the Company. The common stock underlying the RSU's will be deliverable on the third anniversary date of the grant, although the common stock may be deliverable earlier in the event of a change in control, death or disability, or electively deferred by employees under certain circumstances. While no additional service will be required to obtain delivery of the underlying common stock (i.e., the award is "vested"), delivery of the common stock will be conditioned on the grantee's satisfying certain requirements, including not being terminated for cause and not violating any policy of the Company or otherwise acting in a manner detrimental to the Company (including violating noncompetition or nonsolicitation provisions of the award). These amounts will be recorded as compensation expense even though the underlying shares of common stock have not been issued. Pursuant to APB Opinion No. 25, the Company will record a non-cash compensation expense of approximately $8.1 million in the quarter ended December 31, 2000 related to the deferred shares awarded based on the date of grant (November 16, 2000), since future service is not required as a condition to the delivery of the underlying shares of common stock. For purposes of calculating both basic earnings per share (pursuant to Statement of Financial Accounting Standards No. 128) and book value per share, the shares of common stock underlying the deferred shares awarded will be included in common stock outstanding for the reason described above.

Certain executive officers of the Company who are subject to performance based criteria with regard to their compensation may be granted RSU's in the first quarter of 2001 subject to the same terms and accounting treatment described above. Compensation expense relating to such RSU's, if granted, would be attributable to the year ended December 31, 2000. The number of such RSU's to be granted in the first quarter of 2001 to such executives are not expected to exceed 202,220.

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

With respect to accounts managed pursuant to its large cap value strategy, Levco generally receives advisory fees based on a percentage of the market value of assets under management, including market appreciation or depreciation and client contributions and withdrawals. With respect to private investment vehicles and separate accounts managed pursuant to similar strategies, Levco is generally entitled to

                                                                        22 of 31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

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

The following discussion and analysis of the results of operations is based on the actual and pro forma Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Financial Condition for BKF Capital Group, Inc. and Subsidiaries. In light of the evolution of BKF from a closed-end management investment company to a holding company whose primary asset is the investment management business of Levco, pro forma financial statements have been included in Part I - Item 1 of this Quarterly Report on Form 10-Q in order to provide meaningful comparisons of financial information for the periods ended September 30, 2000, December 31, 1999 and September 30, 1999. Management has not included a discussion of historical financial results of BKF as a closed-end management investment company since it completed the distribution of substantially all of its assets on January 7, 2000 pursuant to a Plan of Distribution of Assets approved by shareholders on August 19, 1999 and ceased to be registered as an investment company on April 18, 2000. Particular attention should be paid to the fact that a change in accounting principle was effected on April 18, 2000 resulting in an amortization expense that has been reflected in the actual and pro forma financial statements, and it should also be noted that a change in estimates related in a revision to compensation guidelines has resulted in a significant increase in compensation expense that has been attributed to the third quarter of 2000 but reflects an increase in accruals for the nine month period.

Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II - Other Information."

PRO FORMA RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues

Total revenues for the third quarter of 2000 rose to $18.87 million, reflecting an increase of 53.8% from the $12.27 million in revenues generated in the same period in 1999. This increase was attributable to (i) a 24.7% increase in investment advisory fees (excluding incentive fees and general partner allocations)

                                                                        23 of 31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

from $9.39 million (excluding investment advisory fees received with regard to the portfolio of BKF managed by Levco) to $11.71 million and (ii) a 159.2% increase in incentive fees and general partner allocations from $2.59 million to $6.72 million. The increase in investment advisory fees is primarily attributable to the increase in assets under management in the large cap value strategy, which experienced a significant increase in assets managed in wrap fee programs, and in the risk arbitrage product. The increase in incentive fees and general partner allocations is primarily attributable to the increase in assets under management in the risk arbitrage product. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed at the end of the applicable contract year or upon withdrawal.

Commission income generated by the broker-dealer business rose 55.5% from $281,000 to $437,000.

Assets Under Management

At September 30, 2000, assets under management were $10.5 billion, up from $7.86 billion a year earlier (including $50 million in BKF assets formerly managed by Levco, the proceeds from the sale of which were distributed to shareholders as part of the plan of distribution). Following is a comparison of Levco assets under management (in millions) as defined by product and client type:

                                   SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                   ------------------    ------------------

         Institutional                  $  4,774              $  4,127
         Non-institutional                 2,104                 1,803
         Arbitrage                           955                   559
         Partnerships                        163                   125
         Wrap                              2,509                 1,193
         BKF                                   0                    50
                                        --------              --------
         TOTAL                          $10,505               $  7,857
                                        ========              ========

Expenses

Total expenses for the third quarter of 2000 rose 63.9% from $11.46 million to $18.79 million. The largest component of this increase was a 116.2% increase in compensation expense, which went from $6.27 million to $13.55 million. This increase in compensation expense is attributable to the increase in revenues and the implementation of the revised compensation guidelines approved by the Compensation Committee in the third quarter. Prior to the approval of the revised guidelines, a certain percentage of bonus compensation was to have been paid in the form of equity-based instruments such as stock options and restricted stock units, which compensation would not be reflected as an expense in 2000. Under the revised guidelines, this portion of compensation will be paid in cash, resulting in increased compensation expenses of approximately $2.8 million for the nine months ended September 30, 2000, all of which is reflected in the third quarter compensation expense. The Company expects that compensation expense as a percentage of pre-tax, pre-compensation profits will increase beginning in 2001.

                                                                        24 of 31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On November 16, 2000, the Compensation Committee approved a grant of 448,265 restricted stock units to employees of the firm. It is anticipated that a grant of up to 202,220 restricted stock units will be made in the first quarter of 2001 to certain executive officers who are subject to performance based guidelines with regard to their compensation. The granting of the restricted stock units on November 16, 2000, which was not made in lieu of cash compensation, will result in additional compensation expense of $8.1 million in the fourth quarter of 2000. The anticipated grant in 2001 will, if made, result in additional compensation expense in the fourth quarter of 2000 as well. Since the November grant and the anticipated grant in the first quarter of 2001 will utilize a significant portion of the equity available under the 1998 Incentive Compensation Plan, which allows for the issuance of up to 1,300,000 shares under the plan, BKF anticipates that shareholders may be requested to approve an amendment to the plan to allow for the issuance of a greater number of shares.

Other operating expenses of BKF rose 18.6% from $1.71 million to $2.03 million, primarily reflecting an increase in promotional expenses relating to marketing efforts and an increase in portfolio management and trading system costs.

Operating Income

Operating income fell to $73,000 for the third quarter of 2000, down 90.9% from $802,000 for the same period in 1999, reflecting the increase in expenses, as discussed above, which exceeded the increase in revenues.

Interest Income

Interest income increased by 137.7%, from $130,000 to $309,000. This increase in interest income resulted from three major factors: (i) increased cash generated by operations; (ii) the shift of a portion of 1999 compensation from cash to equity-based instruments; and (iii) the reclassification of the $65 million BKF loan to Levco to equity in December 1999. This reclassification enabled Levco to cease making interest payments to BKF, resulting in higher cash balances for Levco.

Income Taxes

The 34.6% decline in the provision for income taxes to $1.18 million in the third quarter of 2000 from $1.80 million in the third quarter of 1999 reflects
(i) the decrease in income before taxes (as determined without a deduction for the amortization of intangibles) and (ii) a reduction of $271,000 to compensate for the overaccrual made with respect to the provision for taxes for 1999. An effective tax rate of 47% (before amortization and the adjustment for the overaccrual) was used to make the determination with respect to the provision for taxes at September 30, 2000, while an effective tax rate of 46% (before amortization) was used to calculate the provision for taxes at September 30, 1999. The differential in tax rates is due to state allocations.

                                                                        25 of 31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues

Total revenues for the first nine months of 2000 rose to $51.04 million, reflecting an increase of 40.7% from the $36.27 million in revenues generated in the same period in 1999. This increase was attributable to (i) a 17.4% increase in investment advisory fees (excluding incentive fees and general partner allocations) from $27.39 million (excluding investment advisory fees received with regard to the portfolio of BKF managed by Levco) to $32.16 million and (ii) a 125.2% increase in incentive fees and general partner allocations from $7.85 million to $17.67 million. The increase in investment advisory fees is primarily attributable to the increase in assets under management in the large cap value strategy and the risk arbitrage product. The increase in incentive fees and general partner allocations is primarily attributable to the increase in assets under management in the risk arbitrage product. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed at the end of the applicable contract year or upon withdrawal.

Commission income generated by the broker-dealer business rose 17.9% to $1.22 million from $1.04 million.

Expenses

Total expenses for the first nine months of 2000 rose 29.8% from $33.89 million to $44.0 million. Excluding the amortization of intangibles expense, which decreased in the first nine months of 2000 because the portion of the expense attributable to the period from January 1, 2000 through April 18, 2000 was included in the cumulative effect of the change in accounting principle, total expenses rose 56.2%. The largest component of this increase was a 70.3% increase in compensation expense, which went from $18.52 million to $31.55 million. This increase in compensation expense is attributable to the increase in revenues and the implementation of the revised compensation guidelines approved by the Compensation Committee in the third quarter. Prior to the approval of the revised guidelines, a certain percentage of bonus compensation was to have been paid in the form of equity-based instruments such as stock options and restricted stock units, which compensation would not be reflected as an expense in 2000. Under the revised guidelines, this portion of compensation will be paid in cash, resulting in increased compensation expenses of approximately $2.8 million for the nine months ended September 30, 2000. The grant of 448,265 restricted stock units to employees of the firm on November 16, 2000, which was not made in lieu of cash compensation, will result in an additional compensation expense of $8.1 million in the fourth quarter of 2000. A potential grant in the first quarter of 2001 of up to 202,220 restricted stock units to certain executive officers of the firm who are subject to performance guidelines with regard to their compensation will, if made, result in additional compensation expense attributable to the fourth quarter of 2000. The Company expects that compensation expense as a percentage of pre-tax, pre-compensation profits will increase beginning in 2001.

Other operating expenses of BKF rose 18.3% from $4.87 million to $5.76 million, reflecting increases in professional fees relating to the implementation of the equity compensation plan and the evolution of BKF from an investment company to a holding company, an increase in insurance expense due to an increase in policy limits, an increase in expenses relating to marketing efforts, and increased costs relating to portfolio management and trading systems.

                                                                        26 of 31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Income

Operating income rose to $7.05 million for the first nine months of 2000, up 196.8% from $2.37 million for the same period in 1999, reflecting the increase in revenues which exceeded the increase in expenses, as discussed above. Excluding the amortization of intangibles expense, operating income was $12.04 million, up 6.6% from $11.30 million for the first nine months of 1999.

Loss on Investments

In the first nine months of 2000, BKF realized a net loss of $380,000 primarily as the result of the permanent write down of a historical private placement position that had been part of BKF's portfolio when it was an investment company.

Interest Income

Interest income increased by 276.1%, from $251,000 to $944,000. This increase in interest income resulted from four major factors: (i) increased cash generated by operations; (ii) the final payment of interest by the issuer of a debt security that had been a part of BKF's private placement portfolio; (iii) the shift of a portion of 1999 compensation from cash to equity-based instruments; and (iv) the reclassification of the $65 million BKF loan to Levco to equity in December 1999. This reclassification enabled Levco to cease making interest payments to BKF, resulting in higher cash balances for Levco.

Income Taxes

The 6.2% rise in the provision for income taxes from $5.31 million in the first nine months of 1999 to $5.64 million in the first nine months of 2000 reflects
(i) the increase in income before taxes (as determined without a deduction for the amortization of intangibles) and (ii) a reduction of $271,000 to compensate for the overaccrual made with respect to the provision for taxes for 1999. An effective tax rate of 47% (before amortization and the adjustment for the overaccrual) was used to make the determination with respect to the provision for taxes at September 30, 2000, while an effective tax rate of 46% (before amortization] was used to calculate the provision for taxes at September 30, 1999. The differential in tax rates is due to state allocations.

Change in Accounting Principle

A change in accounting principle that became effective on April 18, 2000 upon the de-registration of BKF as an investment company resulted in a cumulative amortization expense deriving from the 1996 acquisition of Levco by BKF. The de-registration of BKF transformed BKF into an operating company and caused the 1996 transaction to become subject to purchase accounting rules. This amortization expense is non-deductible for income tax purposes because the purchase accounting method is being applied retroactively. A one-time non-cash charge to income in the amount of $53.37 million for accumulated amortization from June 1996 through April 18, 2000 was recorded in the second quarter of 2000.

                                                                        27 of 31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

SEPTEMBER 30, 2000 AS COMPARED TO DECEMBER 31, 1999

BKF's current assets as of September 30, 2000 consist primarily of cash, short term investments and advisory fees receivable.

Levco has historically met its cash and liquidity needs through cash generated by operating activities. At September 30, 2000, BKF had cash and cash equivalents of $21.84 million, compared to $14.36 million at December 31, 1999. This increase in cash and cash equivalents reflects the sale of historical private placement positions, the collection of receivables and the annual withdrawal of incentive allocations from the investment partnerships, which were partially offset by the payment of cash bonuses in 2000 which were accrued in 1999. The increase in investments in affiliated investment partnerships from $7.63 million at December 31, 1999 to $9.53 million at September 30, 2000 reflects the accrual of incentive allocations for the nine month period ended September 30, 2000, which was partially offset by withdrawals of incentive allocations from the partnerships relating to 1999. The decrease in other assets is primarily attributable to the return of a portion ($375,000) of the security deposit under the terms of Levco's lease agreement.

Prepaid expenses and other current assets rose 49.1% from $1.34 million at December 31, 1999 to $2.0 million at September 30, 2000 as the result of the purchase of a new, three year Directors and Officers/Errors and Omissions Liability insurance policy. The premium for the policy is being financed by BKF over a 30-month period, resulting in an insurance payable of $664,000 at September 30, 2000.

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

Accrued expenses decreased by 56.0% to $2.09 million from $4.74 million, principally as the result of the payment of non-recurring expenses in connection with the closing of the Chicago office of BKF. The increase in accrued bonuses from $13.35 million to $21.68 million reflects the accrual for 2000 bonuses, which was partially offset by the cash payment of 1999 bonuses.

Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. BKF has no material commitments for capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter with respect to which the investment advisory fee is charged, so any significant increases or decreases in market value occurring

                                                                        28 of 31
on or shortly before the last day of a quarter may materially impact revenues for the quarter. Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven, risk arbitrage strategy, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues.

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

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                                                                        29 of 31

ITEM 5.  OTHER INFORMATION
None
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

                  EXHIBIT NO.       DESCRIPTION
                  -----------       -----------
                  10.1              1998 Incentive Compensation Plan
                  10.2              Deferred Compensation Plan
                  27.1              Financial Data Schedule

Reports on Form 8-K
None

                                                                        30 of 31


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BKF CAPITAL GROUP, INC.



Date:  November 17, 2000



                                        BY:  /S/ JOHN A. LEVIN
                                             ----------------------------------
                                             John A. Levin
                                             Chairman, Chief Executive Officer
                                             and President



                                        BY:  /S/ GLENN A. AIGEN
                                             ----------------------------------
                                             Glenn A. Aigen
                                             Senior Vice President and
                                             Chief Financial Officer

                                                                        31 of 31

                                  EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION
-----------                -----------
10.1                       1998 Incentive Compensation Plan
10.2                       Deferred Compensation Plan
27.1                       Financial Data Schedule