Form 10-K
period 2000-12-31
BKF CAPITAL GROUP INC
filed 2001-04-02
CIK 9235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                          COMMISSION FILE NO. 1-10024
                            ------------------------

                            BKF CAPITAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                    DELAWARE                                        36-0767530
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

    ONE ROCKEFELLER PLAZA NEW YORK, NEW YORK                          10020
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 332-8400
                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
    Common stock, par value $1.00 per share                  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001 was $116,970,986 (based on the closing sale price of $20.25 on March 26, 2001 as reported by the New York Stock
Exchange -- Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

     At March 26, 2001, 6,518,665 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III of this Form 10-K incorporates by reference portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on May 24, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2000 pursuant to Regulation 14A.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     BKF Capital Group, Inc. (formerly Baker, Fentress & Company) ("BKF") operated previously as a non-diversified, closed-end management investment company under the Investment Company Act of 1940. Pursuant to a Plan for Distribution of Assets adopted on August 19, 1999, BKF sold substantially all of its investment securities and distributed the cash proceeds, along with shares of Consolidated-Tomoka Land Company, to its stockholders. These distributions were completed by January 7, 2000. On April 18, 2000, BKF received a deregistration order from the Securities and Exchange Commission, which completed BKF's transformation from an investment company to an operating company.

     BKF now operates entirely through John A. Levin & Co., Inc. ("John A. Levin & Co."), an asset management business acquired by BKF in June 1996, and its related companies. As part of the acquisition, BKF formed Levin Management Co., Inc. ("Levin Management") to provide administrative and management services to John A. Levin & Co. and its related companies. Levin Management and all its subsidiaries are referred to collectively herein as "Levco". John A. Levin & Co. owns 100% of LEVCO Securities, Inc. ("LEVCO Securities"), a registered broker-dealer, and Levco GP, Inc. ("Levco GP"), which is the general partner of several investment partnerships managed by Levco, which are referred to as the "Levco Partnerships."

     BKF was incorporated in Delaware in 1954. Its executive offices are located at One Rockefeller Plaza, New York, New York 10020. Its telephone number is
(212) 332-8400, and its website address is www.bkfcapital.com.

                         [BKF Capital Group Flow Chart]

PRODUCTS AND SERVICES

     Levco is an investment adviser registered under the Investment Advisers Act of 1940 that specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Most accounts are managed pursuant to a large cap value strategy. Levco also offers an event-driven alternative investment product and other more specialized investment programs. As of December 31, 2000, assets under management were approximately $11.5 billion.

     Through Levco GP, Levco acts as the general partner of a number of private investment partnerships and, through John A. Levin & Co., serves as an adviser to private investment vehicles organized outside the United States. For managing these vehicles, John A. Levin & Co. and Levco GP are entitled to receive both a fixed management fee based on a percentage of the assets managed and a share of the net profits of the investment vehicles.

     In July 1996, Levco began participating in its first wrap fee program with a major financial institution. Since then, it has joined other such programs. In wrap fee programs, clients pay the sponsoring broker an asset-based fee that covers brokerage commissions, advisory services, custodial fees and other reporting and administrative services. Investors are able to select Levco from among a limited number of managers participating in the program, and Levco receives a portion of the wrap fee paid by the clients who select Levco to manage their accounts through the program.

     LEVCO Securities clears trades through Correspondent Services Corporation, a UBS/PaineWebber affiliated company, on a fully-disclosed basis. Generally, LEVCO Securities' clients are advisory clients of John A. Levin & Co., and the trades executed through LEVCO Securities are generally placed by John A. Levin & Co. in its capacity as investment adviser.

     The following chart shows the breakdown of Levco's total assets under management as of December 31, 2000 by account type:

                             [Levco's Total Assets]

     Institutional Accounts. As of December 31, 2000, institutional accounts represented 37.9% of Levco's total assets under management, with a total market value of approximately $4.34 billion. As of such date, Levco served as investment adviser to more than 140 separate institutional accounts. The average institutional account value at December 31, 2000 was approximately $30.7 million.

     Wrap Fee Accounts. With approximately $3.0 billion of managed assets as of December 31, 2000, wrap fee accounts represented 25.8% of Levco's total assets under management. As of December 31, 2000, Levco had approximately 12,400 wrap fee accounts, the average value of which was approximately $240,000.

     Individual Accounts. Levco also manages accounts for individuals, which comprised approximately 19.1% of Levco's total assets under management as of December 31, 2000, with a total market value of $2.2 billion. As of December 31, 2000, Levco's individual client base represented more than 500 accounts, the average value of which was approximately $4.4 million.

     Investment Companies. As of December 31, 2000, registered investment companies represented 6.1% of Levco's total assets under management, with a total market value of $705 million. Currently, Levco serves as investment adviser or subadviser to five registered investment funds: Levco Equity Value Fund, Vanguard Equity Income Fund, MainStay Research Value Fund, the Large Company Stock Value Fund in the Charter Funds Series of the CIGNA Funds Group and the CIF Core Equity Fund of the Commonfund Institutional Funds.

     Private Investment Funds. As of December 31, 2000, proprietary unregistered investment funds, with a total market value of $202 million (excluding the event-driven vehicles), represented approximately 1.8% of Levco's total assets under management.

     Event-Driven Accounts. As of December 31, 2000, event-driven accounts, with a total market value of $1.1 billion, represented 9.3% of Levco's total assets under management. These accounts invest in event-driven situations, such as merger arbitrage or distressed companies.

     The table below shows the assets under management of Levco at the dates indicated:

                            ASSETS UNDER MANAGEMENT

                                                               AT DECEMBER 31
                                        -------------------------------------------------------------
                                         2000      1999     1998     1997     1996     1995     1994
                                        -------   ------   ------   ------   ------   ------   ------
                                                                (IN MILLIONS)
ADVISORY ACCOUNTS
Institutional and Individual
  Accounts............................  $ 7,260   $6,251   $6,569   $6,220   $5,627   $5,037   $3,505
BKF Assets Managed by Levco(a)........       --       --      505      491      470       --       --
Wrap Fee Accounts.....................    2,975    1,450      757      351       45        0        0
Private Investment Funds..............      202      101      127      158      224      221      190
Event-Driven Accounts.................    1,071      642      355      139      123      129      120
                                        -------   ------   ------   ------   ------   ------   ------
     Total............................  $11,508   $8,444   $8,313   $7,359   $6,489   $5,387   $3,815
                                        =======   ======   ======   ======   ======   ======   ======

---------------
(a) The BKF portfolio managed by Levco was liquidated during the period between August 19, 1999 and December 31, 1999.

     Levco's assets under management have increased over each of the periods indicated. This growth has been generated by maintaining a relatively stable client base, attracting new clients and entering the wrap fee business, as well as through market appreciation of assets under management. Levco's wrap fee business has attracted net "new business" in each year since its inception in 1996 -- meaning that the assets under management of new clients and additional contributions of assets by existing clients have exceeded withdrawals of assets by clients. In 1997 and 1998, Levco's institutional and individual separate account business grew overall, although the level of redemptions from separate account clients was higher than the amount of new assets Levco obtained. In these years, increases in assets from market appreciation more than offset the net withdrawals. In 1999, the separate account business experienced a decline, as increases in assets from market appreciation could not fully offset net withdrawals. In 2000, the separate account business grew primarily as the result of market appreciation, but also experienced net contributions.

DISTRIBUTION

     Levco employs eighteen marketing and client service professionals dedicated to attracting and retaining clients. The field force includes four regional marketing directors focused on attracting assets through wrap fee programs and from smaller institutional accounts and two institutional salespeople. In addition, Levco has a client servicing team of eight employees and an information resources group of four employees. These groups are responsible for communications with clients, consultants and financial intermediaries, as well as for the production of marketing materials. Senior investment professionals assist in the marketing effort by taking part in client presentations or meetings.

     Levco also has solicitation arrangements with third parties whereby such third parties, in accordance with applicable laws and regulations, solicit clients for Levco investment products and are compensated by Levco for such services.

     For the large cap value product, distribution efforts are focused mainly in the United States. For the event driven product and alternative investment strategies generally, extensive marketing efforts are directed towards U.S. and non-U.S. clients.

PORTFOLIO PERFORMANCE INFORMATION

     Success in the investment management industry depends in large part on an investment advisor's performance. Shown below is historical information relating to the performance of accounts managed by Levco in its large cap value style as compared to the Russell 1000 Value Index and the S&P 500 Index. The Russell 1000 Value Index measures the performance of those companies in the Russell 1000 Index (which include the 1,000 largest U.S. companies based on market capitalization) with lower price/book ratios and lower forecasted growth rates. The S&P 500 Index is a broad-based, unmanaged market-weighted index of 500 U.S. companies.

                          COMPARISON OF ANNUAL RETURNS

                                     2000    1999    1998    1997    1996    1995    1994    1993    1992
                                     -----   -----   -----   -----   -----   -----   -----   -----   -----
Levco Composite (net)..............  15.40%  16.79%  15.87%  23.00%  21.02%  32.95%   0.37%  13.82%  14.08%
Russell 1000 Value Index...........   7.01    7.35   15.63   35.18   21.64   38.36   (1.98)  18.07   13.58
S&P 500 Index......................  (9.10)  21.04   28.58   33.36   22.96   37.58    1.30   10.06    7.62

                                                                                         JANUARY 1, 1986 TO
                                     1991    1990    1989    1988    1987    1986        DECEMBER 31, 2000
                                     -----   -----   -----   -----   -----   -----      --------------------
Levco Composite (net)..............  25.36%  (3.40)% 29.21%  22.52%  12.88%  15.23%            772.54%
Russell 1000 Value Index...........  24.55   (8.08)  25.19   23.16     .05   19.98             604.74
S&P 500 Index......................  30.45   (3.14)  31.65   16.57    5.22   18.70             681.28

Past performance is not indicative of future results.

NOTES TO COMPARISON OF ANNUAL RETURNS

     Basis of Presentation: The investment performance results for the Levco composite for the years 1986 through 1999 were examined by independent public accountants. The performance for the year 2000 has not been examined.

     The investment performance results have been prepared in compliance with the Association for Investment Management and Research ("AIMR") Performance Presentation Standards from January 1, 1993 through December 31, 1999. The full period is not in compliance because for periods prior to January 1, 1993 size-weighted composite returns were calculated using end-of-period market values. AIMR has not been involved with the preparation or review of this report.

     Managed Accounts: Levco's composite includes all fee paying accounts managed on a fully discretionary basis, including taxable and tax-exempt accounts, except (1) accounts managed for immediate family of employees, (2) accounts with assets under $1,000,000, (3) one account for which only the equity portion of the portfolio is managed, (4) accounts for pooled vehicles and similarly managed accounts utilizing investment strategies different from the strategy utilized by the accounts included in the composite, and (5) accounts managed under a broker-sponsored wrap-fee program.

     Calculation of Performance: For the period from January 1, 1986 through December 31, 1989, the results reflect the deduction of a 1% annual investment management fee, payable quarterly at a rate of 0.25% of ending market value. This is the maximum investment management fee charged by Levco. These results do not reflect actual fees charged. For the periods beginning January 1, 1990, the net results reflect the deduction of the actual dollar-weighted fee rate paid by all accounts in the composite. Levco has calculated the dollar-weighted rate by dividing the quarterly investment management fees paid by the accounts in the composite by the total composite asset value. This dollar-weighted fee rate also included the performance fees paid by certain accounts. Inclusion of the performance based fee does not materially affect the dollar-weighted fee rate.

CONTRACTUAL ARRANGEMENTS

     Levco enters into investment advisory and management agreements with, or for the benefit of, each of its clients. Levco bases its management fees, other than incentive allocations from the Levco Partnerships, performance-based fees and certain fixed dollar amount arrangements (generally with family members of employees) on a percentage of assets under management and scales these fees according to the size of each account. Generally, either party may terminate these agreements at any time upon written notice. In cases in which Levco serves as an adviser or sub-adviser for a mutual fund client, the mutual fund client or the investment adviser generally may terminate the relevant sub-advisory agreement on relatively short notice.

     In connection with Levco's activities as a broker-dealer, Levco maintains a contractual relationship with Correspondent Services Corp. ("CSC"), a UBS/PaineWebber affiliated company, for clearance services. The agreement is a standard clearing agreement that either party may terminate upon 60 days prior written notice, or immediately for cause. The agreement assigns account supervisory responsibility to Levco and grants CSC the authority to execute and report securities transactions for Levco's clients.

EMPLOYEES

     As of December 31, 2000, Levco employed 87 people, including 23 investment professionals, of whom nine were primarily portfolio managers, 10 were primarily securities analysts and four were traders or trading associates. The senior investment professionals have an average of eight years at Levco.

BUSINESS STRATEGY

     BKF seeks to capitalize on the strength of its long-term performance record and its experienced investment and professional staff to increase its assets under management. Its business strategy contains the following key elements:

     Attracting and Retaining Experienced Professionals. As an investment management firm focused on active portfolio management, fundamental research and superior client service, BKF's goal is to attract and retain the talent necessary to implement Levco's investment strategies and service its clients. Each of the other elements of BKF's business strategy is highly dependent on attracting and retaining qualified personnel. The equity awards made to employees in 2000 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations") gave employees a stake in the success of BKF, and the implementation of an ongoing equity award program is one of BKF's key objectives.

     Increasing Marketing for Institutional Separate Accounts. The major part of Levco's institutional separate account business has been developed without the benefit of a sales force in the field dedicated to the solicitation of institutional separate accounts. Levco intends to increase its presence in the institutional separate account marketplace through the addition of marketing and client service personnel and increasing its level of contact with pension plan sponsors, corporations, industry consultants and financial intermediaries.

     Increasing Distribution Through Financial Intermediaries. Clients obtained through wrap fee programs have made a significant contribution to assets under management since Levco joined its first wrap fee program in 1996. Levco is also managing a significant amount of assets for mutual funds and through a 401(k) platform sponsored by a major insurance company. Levco intends to devote sufficient resources to maintain its existing relationships with financial intermediaries and to develop new relationships with major financial institutions.

     Developing Complementary Value Strategies. In 2000, Levco hired a senior portfolio manager to develop a small cap equity value product. This senior portfolio manager is also playing a leadership role in the development of a small/mid cap equity value product which utilizes the resources of the entire team of investment professionals committed to the large cap value product. Levco believes that the development of these products will make it more attractive to existing and potential clients by enabling it to offer a wider range of products in the value equity area.

     Increasing Capacity of Alternative Investment Strategies. The event driven product has significantly increased its assets under management over the past three years and, since it receives incentive fees, BKF has seen the product's revenues increase significantly. Alternative investment strategies, however, face capacity constraints. Levco is seeking to increase its ability to manage assets in alternative investment strategies through the addition of skilled investment personnel, increased marketing of existing alternative investment strategies that have significant unused capacity, and the development of new alternative investment products.

COMPETITION

     Levco competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or are alternatives to, those offered by Levco. Many of the investment management firms with which Levco competes are subsidiaries of larger financial institutions or are significantly larger in terms of assets under management or revenues. Levco has historically competed on the basis of its long-term investment record and the quality of its personnel, investment process and level of client service. In order to stay competitive, Levco will need to increase its assets under management and revenues so that it can attract and retain quality personnel and devote the required resources to its distribution efforts.

REGULATION

     Virtually all aspects of Levco's business are subject to various federal and state laws and regulations. Levco is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. John A. Levin & Co. is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator and Levco GP is registered with that agency as a commodity pool operator. John A. Levin & Co. and Levco GP are members of the National Futures Association. LEVCO Securities is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board. In addition, Levco is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a "fiduciary" with respect to certain clients.

     The regulations to which Levco is subject are primarily designed to protect investment advisory clients, and the agencies implementing such regulations have broad administrative powers, including the power to limit, restrict or even prohibit entities from carrying on their business in the event of a failure to comply. Possible sanctions for significant failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser, broker-dealer or other registrations, censures and fines.

RISK FACTORS

     In addition to the risks referred to elsewhere in this Annual Report on Form 10-K, the following risks, among others, sometimes have affected, and in the future could affect BKF's business, financial condition or results of operations. The risks described below are not the only ones facing BKF. Additional risks not presently known to BKF or that BKF currently deems immaterial may also impact its business.

  Levco is dependent on key personnel

     Levco is dependent on the efforts of its senior investment and business professionals. In particular, Levco is dependent on the efforts of Mr. John A. Levin, the chairman and chief executive officer of BKF. The loss of Mr. Levin's services could have a material adverse effect on Levco because it could jeopardize its relationships with its clients and result in the loss of those accounts. The term of Mr. Levin's employment agreement with BKF and Levin Management ends on June 28, 2001. Although Mr. Levin has not indicated that he will leave BKF, there can be no assurance that Mr. Levin will remain at BKF or that he will continue to work in his current capacity. Similarly, Mr. Frank F. Rango and Mr. Henry L. Levin are responsible for the management of the event driven product, and the loss of their services could jeopardize relationships with clients purchasing this product and result in the loss of assets managed pursuant to the strategy. Mr. Rango and Mr. Henry Levin are not parties to any employment agreement with BKF or Levco.

     Levco's future success depends on its ability to retain and attract qualified personnel to conduct its investment management business. The market for qualified portfolio managers is highly competitive and has grown more so in recent years as the entire industry has experienced growth. To the extent that Levco further diversifies its products and strategies, Levco anticipates that it will need to add portfolio managers and investment analysts. No assurance can be given that Levco will succeed in its efforts to recruit and retain the required personnel. The loss of key personnel or the inability to recruit and retain qualified portfolio managers and marketing personnel could have a material adverse effect on Levco's business.

     In December 1998, BKF adopted an incentive compensation plan to give Levco the ability to attract and retain talented professionals with equity-based and cash compensation. In 2000, grants of restricted stock units and options were made under the plan to certain investment personnel and key executives. If the price of BKF common stock decreases, no assurance can be given that the equity-based compensation will serve its purpose to attract and retain talented professionals.

 A decline in the performance of the securities markets could have an adverse effect on Levco's revenues

     Levco's operations are affected by many economic factors, including the performance of the securities markets. During recent years, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market in particular, has attracted substantial inflows of new investments in these markets and has contributed to significant market appreciation. This has led to an increase in Levco's assets under management and revenues. More recently, the securities markets have experienced significant volatility. Declines in the securities markets, in general, and the equity markets, in particular, would likely reduce Levco's assets under management and consequently reduce its revenues. In addition, any continuing decline in the equity markets, failure of these markets to sustain their prior rates of growth, or continued volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would likely adversely affect Levco. Levco's rates of growth in assets under management and revenues have varied from year to year, and there can be no assurance that the growth rates sustained in the past will continue. Levco is generally a "value" manager, meaning that its primary investment strategy is to invest in stocks it believes are relatively undervalued. A general decline in the performance of value securities could have an adverse effect on Levco's revenues. Levco also offers an event-driven product. The failure to implement the event driven strategy in an efficient manner could likewise impact Levco's revenues.

  Poor investment performance could adversely affect Levco's financial condition

     Success in the investment management industry depends largely on investment performance. Good performance generally stimulates sales of services and investment products and tends to keep withdrawals and redemptions low. This generates higher management fees, which are based on the amount of assets under management and sometimes on investment performance. If Levco experiences poor performance, this will likely result in decreased sales, decreased assets under management and the loss of accounts, with corresponding decreases in revenue.

     Success in the investment management industry also depends on the ability of an investment manager, and third parties with whom the investment manager contracts, to successfully perform administrative, back-office and trade execution functions. A failure by Levco or a third party contracted by Levco to perform such functions could adversely impact Levco's revenues.

  The loss of significant customers could adversely affect Levco's revenues

     As of December 31, 2000, Levco had approximately 350 customers (counting as single customers each wrap fee program and excluding proprietary pooled investment vehicles), of which the ten largest generated approximately $21.2 million of revenues for Levco in 2000 (including incentive fees or allocations), or approximately 27.5% of BKF's total revenues. The loss of any of these customers could have a material adverse effect on BKF's revenues.

  A decrease in Levco's management fees, the cancellation of investment management agreements or poor investment performance by the private investment vehicles could adversely affect Levco's profits

     Management Fees. Some segments of the investment management industry have experienced a trend toward lower management fees. Levco must maintain a level of investment returns and service that is acceptable to clients given the fees they pay. No assurance can be given that Levco will be able to maintain its current fee structure or client base. Reduction of the fees for new or existing clients could have a material adverse impact on Levco's profits.

     Cancellation of Investment Management Agreements. It is expected that Levco will derive almost all of its revenue from investment management agreements. For investment companies, a majority of the disinterested members of each fund's board must approve these agreements at least annually and the agreements are terminable without penalty on 60 days' notice. The agreements with Levco's separately-managed account clients generally are terminable by the client without penalty and with little or no notice. Any failure to renew, or termination of, a significant number of these agreements could have a material adverse effect on Levco.

     Poor Investment Performance of the Private Investment Vehicles. BKF derives revenue from incentive fees and general partner incentive allocations earned with respect to its proprietary unregistered investment funds. Good performance by these funds generates higher incentive fees and incentive allocations because those fees and allocations are based on the performance of the assets under management. On the other hand, relatively poor performance will result in lower or no incentive fees or allocations, and will tend to lead to decreased assets under management and the loss of accounts, with corresponding decreases in revenue.

  Levco is subject to competition in the investment management business

     The investment management business is highly competitive. Levco competes with a large number of domestic and foreign investment management firms, commercial banks, insurance companies, broker-dealers and other firms offering comparable investment services. Many of the financial services companies with which Levco competes have greater resources and assets under management than Levco does and offer a broader array of investment products and services.

     BKF believes that the most important factors affecting Levco's ability to attract and retain clients are the abilities, performance records and reputations of its portfolio managers, the ability to hire and retain key investment personnel, the attractiveness of investment strategies to potential investors and competitive fees and investor service. Levco's ability to increase and retain client assets could be adversely affected if client accounts underperform client expectations or if key investment personnel leave Levco. Levco's ability to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under prevailing market conditions. The absence of significant barriers to entry by new investment management firms in the institutional managed accounts business increases competitive pressure.

  Levco is dependent on information systems

     Levco is highly dependent on information systems and technology and depends, to a great extent, on third parties who are responsible for managing, maintaining and updating these systems. No assurance can be given that Levco's current systems will continue to be able to accommodate its growth or that the costs of its outsourcing arrangements will not increase. The failure to accommodate growth or an increase in costs could have an adverse effect on Levco.

  Conflicts of interest may arise and adversely affect Levco

     From time to time, Levco's officers, directors and employees may own securities which one or more of its clients also own. Although Levco maintains internal policies regarding individual investments by its officers, directors and employees which require them to report securities transactions and restrict certain transactions so as to minimize possible conflicts of interest, possible conflicts of interest may arise that could have an adverse effect on Levco.

  Government regulations may adversely affect Levco's business

     Virtually all aspects of Levco's business are subject to various federal and state laws and regulations. See "Item 1. Business -- Regulation." Levco is subject to the Investment Advisers Act of 1940 and is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a "fiduciary" with respect to certain clients. John A. Levin & Co. is registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and Levco GP is registered with that agency as a commodity pool operator. John A. Levin & Co. and Levco GP are members of the National Futures

Association. LEVCO Securities is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board.

     If Levco fails to comply with these laws and regulations, these agencies may impose sanctions, including the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration, and other censures and fines. Changes in these laws or regulations could adversely affect Levco's profitability and operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Annual Report on Form 10-K, including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts, including, most importantly, those statements preceded by, followed by, or that include the words "may," "believe," "expects," "anticipates," or the negation thereof, or similar expressions constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For those statements, BFK claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. These forward-looking statements are based on BFK's current expectations and are susceptible to a number of risks, uncertainties and other factors, and BFK's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: competition; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred to in this document and in BFK's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BFK's control. BFK will not undertake and specifically decline any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BFK's policy generally not to make any specific projections as to future earnings, and BFK does not endorse any projections regarding future performance that may be made by third parties.

ITEM 2.  PROPERTIES

     BFK's executive offices are located at One Rockefeller Plaza, New York, New York. BFK's offices currently encompass 33,000 square feet and are governed by a lease, which expires January 31, 2008. BFK expects to occupy an additional 20,231 square feet under this lease and at this location commencing July 1, 2001 and to extend the term of the lease through September 30, 2011. The majority of BFK's operations are conducted at this location, and BKF believes that these facilities are adequate for their current and anticipated levels of operation.

ITEM 3.  LEGAL PROCEEDINGS

     Neither BKF nor Levco is currently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of BKF's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
        MATTERS

     BKF's common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "BKF". At the close of business of March 26, 2001, there were 222 stockholders of record of BKF's common stock.

     The following table sets forth for the periods indicated the high and low reported sale prices per share for the common stock as reported on the NYSE:

                                                              STOCK PRICE RANGES
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
First quarter 2000(a).......................................   14.44      10.00
Second quarter 2000.........................................   15.88      11.88
Third quarter 2000..........................................   23.31      15.56
Fourth quarter 2000.........................................   19.38      16.00

---------------
(a) The public market for BKF's common stock prior to January 7, 2000 was based on BKF's net assets and operations as a closed-end investment company. For this reason, the stock prices before and after January 7, 2000 are not comparable. The high and low stock prices in 1999 (adjusted to reflect the 1 for 6 reverse stock split effected on January 7, 2000) were as follows: first quarter -- 94.50 high, 86.63 low; second quarter -- 121.13 high, 87.75 low; third quarter -- 121.50, 82.13 low; fourth quarter -- 86.63 high, 82.13 low.

DIVIDENDS

     BKF has not declared any dividends since the completion of the plan of distribution of assets on January 7, 2000. On such date, BKF paid a cash distribution of $73.80 per share (adjusted to reflect the 1 for 6 reverse stock split effected on January 7, 2000). This amount includes the cash proceeds from the sale of investment securities pursuant to the Plan for Distribution of Assets. In 1999, BKF paid aggregate cash dividends in the amount of $25.80 per share (adjusted to reflect the 1 for 6 reverse stock split effected on January 7, 2000). Such dividend payments reflected the distribution of the net income and gains realized by BKF as a registered investment company.

     As an operating business, BKF intends to retain future earnings, if any, for the development of its business, and it is not anticipated that the board of directors will declare or pay any dividends on the common stock in the foreseeable future. The declaration and payment of dividends by BKF is in the discretion of the board of directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash. The board of directors will determine future dividend policy based on the results of operations, financial conditions, capital requirements and other circumstances.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived in part from BKF's unaudited consolidated pro forma statements of income and should be read in conjunction with such statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts are in millions, excluding share and per share data.

                                              2000        1999        1998        1997       1996(3)
                                            ---------   ---------   ---------   ---------   ---------
REVENUES:
Investments Management Fees (IMF):
Advisory..................................  $    30.8   $    29.8   $    30.8   $    31.9   $    28.4
Wrap Accounts.............................       10.3         5.2         3.6         1.2          --
Event-Driven..............................        4.5         2.0         0.3          --          --
                                            ---------   ---------   ---------   ---------   ---------
     Total IMF Fees.......................       45.6        37.0        34.7        33.1        28.4
Incentive Fees and Allocations............       29.7        10.3         4.7         2.9         3.7
                                            ---------   ---------   ---------   ---------   ---------
     Total Fees...........................       75.3        47.3        39.2        36.0        32.1
Other.....................................        1.7         1.4         1.5         1.6         1.3
                                            ---------   ---------   ---------   ---------   ---------
     Total Revenues.......................       77.0        48.7        40.7        37.6        33.4
EXPENSES:
Employee Compensation and Benefits........       57.4        26.3        22.0        18.2        13.6
Non-Compensation Expenses.................       11.7         8.8         7.1         5.5         5.5
                                            ---------   ---------   ---------   ---------   ---------
     Total Expenses.......................       69.1        35.1        29.1        23.7        19.1
                                            ---------   ---------   ---------   ---------   ---------
Income before interest,taxes and
  amortization............................        7.9        13.6        11.6        13.9        14.3
                                            ---------   ---------   ---------   ---------   ---------
Net realized and unrealized loss on
  investments.............................       (0.2)
Interest income...........................        1.4         0.4         0.3         0.2
Interest expense..........................        0.1          --          --          --          --
Amortization of intangibles(2)............        7.6        11.9        11.9        18.0         7.7
                                            ---------   ---------   ---------   ---------   ---------
Income (loss) before taxes................        1.4         2.1         0.0        (3.9)        6.6
Income tax expense (benefit)..............       (0.7)        6.5         5.3         6.5         7.2
                                            ---------   ---------   ---------   ---------   ---------
Income before cumulative effect of
  accounting change.......................        2.1        (4.4)       (5.3)      (10.4)       (0.6)
Cumulative effect of accounting change....       53.4          --          --          --          --
                                            ---------   ---------   ---------   ---------   ---------
Net (loss)................................  $   (51.3)  $    (4.4)  $    (5.3)  $   (10.4)  $    (0.6)
                                            =========   =========   =========   =========   =========
PER SHARE DATA:
Basic:
Income (loss) before cumulative effect of
  accounting change.......................  $    0.32   $   (0.67)  $   (0.81)  $   (1.59)  $   (0.09)
Cumulative effect of accounting change....      (8.21)         --          --          --          --
                                            ---------   ---------   ---------   ---------   ---------
Net (loss)................................  $   (7.89)  $   (0.67)  $   (0.81)  $   (1.59)  $   (0.09)
                                            =========   =========   =========   =========   =========
Diluted:
Income (loss) before cumulative effect of
  accounting change.......................  $    0.32   $   (0.67)  $   (0.81)  $   (1.59)  $   (0.09)
Cumulative effect of accounting change....      (8.15)
                                            ---------   ---------   ---------   ---------   ---------
Net (loss)................................  $   (7.83)  $   (0.67)  $   (0.81)  $   (1.59)  $   (0.09)
                                            =========   =========   =========   =========   =========
Proforma basic shares outstanding(1)......  6,504,890   6,504,852   6,504,852   6,504,852   6,504,852
                                            =========   =========   =========   =========   =========
Proforma diluted shares outstanding.......  6,549,889   6,504,852   6,504,852   6,504,852   6,504,852
                                            =========   =========   =========   =========   =========

---------------
(1) Gives effect for reverse stock split of 1 for 6 effectuated January 7, 2000. Assumes same amount of shares were issued throughout period.

(2) 1997 amortization includes a write-off of $4.6 of an employment contract for termination of an employee.

(3) The information shown for 1996 includes the period before BKF's acquisition of Levco on June 28, 1996. The compensation for 1996 has been adjusted to reflect the agreed-upon revenue split pursuant to the bonus plan approved by stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BKF operates entirely through Levco, an investment adviser registered with the U.S. Securities and Exchange Commission that was acquired by BKF in June 1996. Levco specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Most accounts are managed pursuant to a large cap value strategy; Levco also offers an event-driven product as well as other more specialized investment programs.

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

     At December 31, 2000, assets under management at Levco were $11.5 billion, up from $8.4 billion a year earlier. Following is a comparison of Levco assets under management (in millions) as defined by product and client type:

                                            DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998
                                            -----------------    -----------------    -----------------
Institutional.............................       $ 5,064              $4,351               $4,713
BKF(a)....................................            --                  --                  505
Non-institutional.........................         2,196               1,900                1,856
Event Driven..............................         1,071                 642                  355
Private Investment Funds..................           202                 101                  127
Wrap......................................         2,975               1,450                  757
                                                 -------              ------               ------
     Total................................       $11,508              $8,444                8,313
                                                 =======              ======               ======

---------------
(a) The BKF portfolio managed by Levco was liquidated during the period between August 19, 1999 and December 31, 1999.

     Levco also has a wholly-owned broker-dealer subsidiary that clears trades through CSC on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

     The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition at December 31, 2000 and 1999 (pro forma) and the Pro Forma Consolidated Statements of Income for each of the three years in the period ended December 31, 2000 of BKF Capital Group, Inc. and Subsidiaries (which are included elsewhere herein) and should be read in conjunction with such financial statements. In light of the evolution of BKF from a closed-end management investment company to a holding company whose primary asset is the investment management business of Levco, pro forma financial statements have been included in this Annual Report on Form 10-K in order to provide meaningful comparisons of financial information for the years ended December 31, 2000, 1999 and 1998. We have not included a discussion of historical financial results of BKF as a closed-end management investment company because it completed the distribution of substantially all of its assets on January 7, 2000 pursuant to a Plan of Distribution of Assets approved by stockholders on August 19, 1999 and ceased to be registered as an investment company on April 18, 2000. Particular attention should be paid to the fact that a change in accounting principle was effected on April 18, 2000 resulting in an amortization expense that has been reflected in the pro forma financial statements. This amortization expense has been reflected on a pro forma basis in the financial statements for 1999 and 1998, and the financial statements for 2000 reflect the actual cumulative amortization charge absorbed by BKF in 2000 as the result of the change in accounting principle.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Item 1. Business -- Special Note Regarding Forward Looking Statements."

PRO FORMA RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues

     Total revenues for 2000 rose to $77.04 million, reflecting an increase of 58.3% from $48.66 million in revenues in 1999. This increase was primarily attributable to (1) a 23.5% increase in investment advisory fees (excluding incentive fees and general partner incentive allocations) from $36.93 million (excluding investment advisory fees received for managing the portfolio of BKF) to $45.61 million and (2) a 188.2% increase in incentive fees and general partner incentive allocations from $10.31 million to $29.70 million. The increase in investment advisory fees is primarily attributable to the increase in assets under management in (1) the large cap value strategy, which experienced a significant increase in assets managed in wrap fee programs, and
(2) the event-driven product. The increase in incentive fees and general partner incentive allocations is primarily attributable to (1) the increase in assets under management in the event driven product and (2) approximately $5.1 million in incentive fees and general partner incentive allocations from accounts or vehicles following the large cap value strategy or specialized investment strategies (other than the event driven product) which had not produced incentive fees or allocations in 1999. Incentive fees and general partner incentive allocations are accrued on a quarterly basis but are primarily determined and billed at the end of the applicable contract year or upon withdrawal.

     Net commission income generated by the broker-dealer business rose 22.3% from $1.42 million to $1.74 million.

     Agreements relating to several of the private investment funds managed by Levco have been amended to allow for direct participation by employee controlled entities in the fees and allocations generated by such funds. These changes will lead to a decrease in reported revenues, and a corresponding dollar-for-dollar decrease in reported compensation expense, in 2001.

     Expenses

     Total expenses for 2000 rose 63.0% from $47.01 million to $76.65 million. Excluding amortization of intangibles, total expenses rose 96.6% from $35.11 million to $69.05 million. The largest component of this increase was a 118.2% increase in compensation expense, which went from $26.30 million to $57.38 million. This increase in compensation expense is primarily attributable to (1) the increase in revenues (as cash compensation expense is based on a percentage of pre-tax, pre-compensation profits) and (2) grants of restricted stock units to employees of the firm.

     BKF anticipates that cash compensation expense as a percentage of pre-tax, pre-compensation profits will further increase in 2001 under the compensation guidelines approved by the board of directors.

     In connection with 2000 compensation and as part of a broader incentive compensation program meant to retain and attract key employees, the compensation committee of BKF's board of directors approved grants of 650,485 restricted stock units to BKF employees. These grants vested immediately and resulted in compensation expense of $11.77 million in 2000. Under the terms of the stock award agreements relating to the grants, the actual delivery of shares of stock will not take place for three years and will be subject to the satisfaction of certain conditions by the recipients. Because the grants utilized a significant portion of the equity available under the BKF 1998 Incentive Compensation Plan, which allows for the issuance of up to 1,300,000 shares, BKF anticipates that stockholders will be requested to approve an amendment to the plan to allow for the issuance of an additional 2,000,000 shares under the plan, of which only 1,300,000 may be taken from the authorized and unissued shares of BKF.

     Other operating expenses of BKF rose 40.1% from $6.70 million to $9.38 million, primarily reflecting an increase in marketing fees paid to third parties for soliciting investors on behalf of Levco. Other factors contributing to the rise were increased promotional expenses relating to internal marketing efforts and an increase in portfolio management and trading system costs.

     BKF expects to enter into a lease amendment providing it with an additional 20,231 square feet in its current location, commencing July 1, 2001. This lease amendment will result in an additional annual expense of approximately $1.3 million, part of which may be offset through the subleasing of unused space.

     Operating Income

     Operating income decreased 76.5% to $388,000 from $1.65 million, reflecting the increase in expenses, including the restricted stock unit grants, which exceeded the increase in revenues. Excluding the amortization of intangibles and the grant of restricted stock units, operating income rose 49.6%, from $13.55 million to $20.26 million.

     Interest Income

     Interest income increased by 214.3%, from $431,000 to $1.36 million. This increase in interest income resulted from four major factors: (1) increased cash generated by operations; (2) the shift of a portion of 1999 compensation from cash to equity-based instruments; (3) a reduction in estimated tax payments resulting from the utilization of a portion of a capital loss; and (4) the reclassification of the $65 million BKF loan to Levco to equity in December 1999. This reclassification enabled Levco to cease making interest payments to BKF, resulting in higher cash balances for Levco.

     Loss on Investments

     In 2000, BKF had a net realized and unrealized loss on investments of $228,000 primarily as the result of the permanent write down of a historical private placement position that had been part of BKF's portfolio when it was an investment company. This loss was partly offset by net gains in small cap, small/mid cap, and financial services long only equity value portfolios funded by BKF in the fourth quarter of 2000 in order to establish track records for developing products. A pro forma adjustment to the 1999 financial statements eliminating investment company specific income resulted in there being no pro forma net loss or gain on investments in 1999.

     Income Taxes

     BKF recorded an income tax benefit of ($665,000) in 2000, as compared to a tax provision of $6.46 million in 1999.

     In 2000, BKF realized a $10.9 million capital loss relating to an investment that was made when BKF was still an investment company; $4.53 million of this loss was used in 2000 to offset taxable capital gains. The balance of the unused capital loss will be carried back to previous taxable years to offset prior taxable capital gains. Such carry back will result in a tax refund.

     Absent the non-deductible amortization expense and the realization of the capital loss previously recorded as an unrealized loss by the investment company, BKF would have an effective tax rate of 47%. For the period ended December 31, 2000, application of a 47% effective tax rate results in a provision for taxes of $5.75 million. This amount was offset by ($6.4) million in future tax benefits primarily attributable to ($3.0) million in future tax benefits from the unused portion of the capital loss, ($5.6) million in future tax benefits relating to future compensation deductions attributable to the grant of restricted stock units (as the compensation expense is not deductible for tax purposes until the delivery of the underlying stock) and $2.2 million in future taxable income attributable to deferred revenue and unrealized gain on investments. An effective tax rate of 46% (before amortization) was used to calculate the provision for taxes at December 31, 1999.

     Change in Accounting Principle

     A change in accounting principle that became effective on April 18, 2000 upon the de-registration of BKF as an investment company resulted in a cumulative amortization expense deriving from the 1996 acquisition of Levco by BKF. The de-registration of BKF transformed BKF into an operating company and caused the 1996 transaction to become subject to purchase accounting rules. This amortization expense is non-deductible for income tax purposes because the purchase accounting method is being applied retroactively. A one-time charge to income in the amount of $53.37 million for accumulated amortization from June 1996 through April 18, 2000 was recorded in the second quarter of 2000. This was a non-cash charge.

  YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Revenues

     Revenues increased 19.4% from 1998 to 1999, to $48.66 million from $40.75 million. This increase was primarily attributable to a 119.7% increase in incentive fees and general partner incentive allocations from $4.69 million to $10.31 million. This increase in incentive fees and general partner incentive allocations was primarily the result of the increase in assets under management in the event driven product. Incentive fees and general partner incentive allocations are accrued on a quarterly basis but are primarily determined and billed at the end of the applicable contract year or upon withdrawal.

     Investment advisory fees rose 6.6% from 1998 to 1999, from $34.66 million to $36.93 million, primarily as the result of the growth in assets under management in wrap fee programs, as the management fees from assets gathered through these distribution channels rose to $5.2 million from $3.6 million.

     Net commission income generated by the broker-dealer business rose 1.7% from $1.40 million to $1.42 million.

     Expenses

     Total expenses increased to $47.01 million in 1999 from $41.08 million in 1998, or 14.4%. Excluding amortization of intangibles, total expenses rose 20.3% from $29.18 million to $35.11 million. Compensation expenses rose 19.1% in 1999, to $26.30 million from $22.08 million. A major contributor to the rise in the expenses was the increase in the number of employees from 64 to 80 during 1998. In 1999, a full year of expenses relating to these employees were incurred for the first time. In 1999, the number of employees increased from 80 to 82.

     In 1999, BKF's board of directors established a target percentage for the amount of profits (before taxes, compensation and amortization expenses) that should be allocated to compensation. This target percentage was established with the goal of creating a structure that would allow Levco to retain key professionals and took into account the compensation structure at other investment management businesses. The target percentage for 1999 was higher than the percentage actually paid in 1998. Under the BKF 1998 Incentive Compensation Plan, certain professionals elected to shift a portion of their cash compensation into grants of restricted stock units ("RSUs") and non-qualified options. This shift had the effect of reducing compensation expense for 1999. Those employees electing to receive equity in lieu of cash forfeited their rights to the cash equivalent portion of their bonus ($1.7 million) in return for the RSUs and non-qualified options received. In return, these employees received an additional 20% of equity based on the amount exchanged. The RSUs and options require future services as a condition to the ultimate receipt of the underlying number of shares of BKF stock. BKF's policy is to record the RSU expense ratably over the required service period.

     Other operating expenses rose 22.1% to $6.70 million from $5.48 million. The largest factors in this rise in other operating expenses were Levco's share of professional fees relating to the implementation of the 1998 BKF Incentive Compensation Plan and the increase in expenses relating to the institutional marketing effort. Other factors relating to the rise in non-compensation expenses were the increase in the depreciation expense relating to the office space taken on the 19th floor at One Rockefeller Plaza, which expense was calculated for only one quarter of 1998, and the costs associated with the implementation of a new portfolio management and trading system for accounts managed through wrap fee programs.

     Operating Income

     Operating income increased to $1.65 million in 1999 from a loss of $332,000 in 1998. Excluding amortization of intangibles, operating income rose 17.1% from $11.56 million in 1998 to $13.55 million in 1999, reflecting the increase in revenues, which exceeded the increase in expenses.

     Interest Income

     Interest income increased by 22.8%, from $351,000 to $431,000. This increase in interest income resulted primarily from increased cash generated by operations.

     Income Taxes

     BKF recorded an income tax expense of $6.46 million in 1999, an increase of 22.3% over the 1998 income tax expense of $5.28 million. This increase primarily reflects an increase in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 46% (before amortization) was used to make the determination with respect to the income tax expense at December 31, 1999, while an effective tax rate of 43% (before amortization) was used to calculate the provision for taxes at December 31, 1998. The differential in tax rates is primarily due to state allocations.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of December 31, 2000 consist primarily of cash, short term investments, advisory fees receivable and marketable equity securities.

     BKF's business is not capital intensive. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At December 31, 2000, BKF had cash and cash equivalents of $22.27 million, compared to $14.36 million at December 31, 1999. This increase in cash and cash equivalents primarily reflects the retention of operating income. The increase in investment advisory fees receivable to $27.84 million at December 31, 2000 from $12.45 million at December 31, 1999 primarily reflects the increase in incentive fees earned as well as the increase in investment management fees resulting from the increase in assets under management. The increase in investments in affiliated investment partnerships to $11.86 million at December 31, 2000 from $7.63 million at December 31, 1999 primarily reflects the increase in incentive allocations to Levco GP. It is Levco's general practice to withdraw the incentive allocations earned within three months after the fiscal year. The decrease in other assets to $703,000 at December 31, 2000 from $912,000 at December 31, 1999 is primarily attributable to the return of a portion ($375,000) of the security deposit under the terms of Levco's lease agreement.

     The increase in current and non-current deferred tax assets to $6.71 million in 2000 from $298,000 in 1999 is primarily attributable to (1) the realization of a $10.9 million dollar capital loss relating to an investment made when BKF was still an investment company, of which only $4.53 million was used to offset capital gains in 2000, and (2) a $12.09 million compensation expense deduction that may be taken at such time as the shares underlying the restricted stock units that have been granted are actually delivered.

     Prepaid expenses and other current assets rose to $2.34 million at December 31, 2000 from $1.34 million at December 31, 1999 as the result of the purchase of a new, three year Directors and Officers/Errors and Omissions Liability insurance policy. The premium for the policy is being financed by BKF over a 30-month period, resulting in an insurance payable of $578,000 at December 31, 2000.

     Investments in securities of $2.49 million represent investments made by the Company in the fourth quarter of 2000 to seed small cap, small/mid cap and financial services long only equity value products.

     Accrued expenses were $3.39 million at December 31, 2000, as compared to $4.74 million at December 31, 1999. This decrease is primarily attributable to the completion of the wind down of the Chicago-based operations of BKF.

     Accrued bonuses were at $28.06 million at December 31, 2000, as compared to $13.35 million at December 31, 1999. This increase is attributable to the increase in revenues over this same period.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. BKF has no material commitments for capital expenditures, and BKF's business is not seasonal.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Because BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter with respect to which the investment advisory fee is charged, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues for the quarter. Furthermore, because Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven, risk arbitrage strategy, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The independent auditor's reports and financial statements are included in
Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10, 11, 12, AND 13.

     The information required by Items 10, 11, 12 and 13 will be furnished on or prior to April 30, 2001 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A, which will contain such information.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

         (1) Financial Statements

         Included herein at pages F-1 through F-26.

         (2) Financial Data Schedules

         All schedules are omitted, as the required information is inapplicable or is included in the financial statements or related notes.

         (3) Exhibits

         The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Restated Certificate of Incorporation of Registrant, as
          amended (incorporated by reference to Exhibit 3(i) to
          Registrant's Quarterly Report on Form 10-Q for the period
          ended June 30, 2000 (SEC File No. 1-10024)).
  3.2     Bylaws of Registrant (incorporated by reference to Exhibit
          3(ii) to Registrant's Quarterly Report on Form 10-Q for the
          period ended June 30, 2000 (SEC File No. 1-10024)).
  4.1     Specimen of Common Stock Certificate.*
 10.1     Lease dated December 20, 1993 between Rockefeller Center
          Properties and John A. Levin & Co., Inc. (including the
          second, third and fourth amendments thereto).*
 10.2     Employment Agreement dated June 28, 1996 between John A.
          Levin, BKF Capital Group, Inc. and Levin Management Co.,
          Inc.*
 10.3     Employment Agreement dated December 31, 1999 between Gregory
          T. Rogers, BKF Capital Group, Inc. and Levin Management Co.,
          Inc.*
 10.4     Registrant's 1998 Incentive Compensation Plan, as amended
          (incorporated by reference to Exhibit 10.1 to Registrant's
          Quarterly Report on Form 10-Q for the period ended September
          30, 2000 (SEC File No. 1-10024)).
 10.5     Registrant's Deferred Compensation Plan (incorporated by
          reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (SEC
          File No. 1-10024)).
 10.6     Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 4.4 to Registrant's Registration
          Statement on Form S-8 filed with the Commission on November
          17, 2000 (Registration No. 333-50132)).
 10.7     Form of Deferred Stock Award Agreement (incorporated by
          reference to Exhibit 4.5 to Registrant's Registration
          Statement on Form S-8 filed with the Commission on November
          17, 2000 (Registration No. 333-50132)).
 21.1     Subsidiaries of Registrant.*
 23.1     Consent of Ernst & Young LLP.*
 24.1     Powers of Attorney (included on the Signature Pages
          hereto).*

---------------
* Filed herewith

     (b) Reports on Form 8-K

     On April 25, 2000, BKF Capital Group, Inc. filed a report on Form 8-K, which included information under Item 5 of such form.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BKF CAPITAL GROUP, INC.

                                          By:       /s/ JOHN A. LEVIN
                                            ------------------------------------
                                                       John A. Levin
                                                 Chairman, Chief Executive
                                                   Officer and President

Date: April 2, 2001

     Each person whose signature appears below hereby constitutes and appoints John A. Levin and Glenn A. Aigen and each of them, his true and lawful attorney-in-fact and agent with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto, and any other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or their substitute or substitutes may do or case to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report and the foregoing power of attorney have been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

                 /s/ JOHN A. LEVIN                   Chairman, Chief Executive Officer     April 2, 2001
---------------------------------------------------    and President (Principal Executive
                   John A. Levin                       Officer)

                /s/ GLENN A. AIGEN                   Senior Vice President and Chief       April 2, 2001
---------------------------------------------------    Financial Officer (Principal
                  Glenn A. Aigen                       Financial and Accounting Officer)

              /s/ ANSON M. BEARD, JR.                              Director                April 2, 2001
---------------------------------------------------
                Anson M. Beard, Jr.

               /s/ J. BARTON GOODWIN                               Director                April 2, 2001
---------------------------------------------------
                 J. Barton Goodwin

               /s/ DAVID D. GRUMHAUS                               Director                April 2, 2001
---------------------------------------------------
                 David D. Grumhaus

               /s/ BURTON G. MALKIEL                               Director                April 2, 2001
---------------------------------------------------
                 Burton G. Malkiel

               /s/ PETER J. SOLOMON                                Director                April 2, 2001
---------------------------------------------------
                 Peter J. Solomon

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----
               /s/ DEAN J. TAKAHASHI                               Director                April 2, 2001
---------------------------------------------------
                 Dean J. Takahashi

                /s/ JAMES S. TISCH                                 Director                April 2, 2001
---------------------------------------------------
                  James S. Tisch

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors..............................    F-2
Report of Independent Accountants...........................    F-3
Consolidated Statement of Financial Condition at December
  31, 2000..................................................    F-4
Pro Forma Consolidated Statement of Financial Position at
  December 31, 1999.........................................    F-5
Pro Forma Consolidated Statement of Income for the year
  ended December 31, 2000...................................    F-7
Pro Forma Consolidated Statement of Income for the year
  ended December 31, 1999...................................    F-8
Pro Forma Consolidated Statement of Income for the year
  ended December 31, 1998...................................    F-9
Pro Forma Consolidated Statements of Cash Flows for the
  years ended December 31, 2000, 1999 and 1998..............   F-10
Consolidated Statements of Cash Flows (historical) for the
  years ended December 31, 2000, 1999 and 1998..............   F-11
Consolidated Statements of Changes in Stockholders' Equity
  (historical) for the years ended December 31, 2000, 1999
  and 1998..................................................   F-13
Notes to Consolidated Financial Statements..................   F-14

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  BKF Capital Group, Inc.

     We have audited the accompanying consolidated statements of financial condition of BKF Capital Group, Inc. (formerly known as Baker, Fentress & Company) as of December 31, 2000 and 1999, and the consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, in 2000, BKF Capital Group, Inc. changed its method of accounting for its acquisition of Levin Management Co., Inc. in 1996.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

January 31, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
  BKF Capital Group, Inc.

     We have reviewed the pro forma adjustments reflecting the transaction described in Note 1 and the application of those adjustments to the historical amounts in the accompanying pro forma consolidated statement of financial condition of BKF Capital Group, Inc. (formerly known as Baker, Fentress & Company) as of December 31, 1999, and the pro forma consolidated statements of income and cash flows for each of the years in the three year period ended December 31, 2000. The historical financial statements are derived from the historical financial statements of BKF Capital Group, Inc. and Levin Management Co., Inc., which were both audited by us. Such pro forma adjustments are based on management's assumptions described in Note 1. Our review was conducted in accordance with standards established by the American Institute of Certified Public Accountants.

     A review is substantially less in scope than an examination, the objective of which is the expression of an opinion on management's assumptions, the pro forma adjustments, and the application of those adjustments to historical financial information. Accordingly, we do not express such an opinion.

     The objective of this pro forma financial information is to show what the significant effects on the historical financial information might have been had the transaction occurred at an earlier date. However, the pro forma financial statements are not necessarily indicative of the results of operations or related effects on financial position that would have been attained had the above-mentioned transaction actually occurred earlier.

     Based on our review, nothing came to our attention that caused us to believe that management's assumptions do not provide a reasonable basis for presenting the significant effects directly attributable to the above-mentioned transaction described in Note 1, that the related pro forma adjustments do not give appropriate effect to those assumptions, or that the pro forma column does not reflect the proper application of those adjustments to the historical financial statement amounts in the pro forma consolidated statement of financial condition as of December 31, 1999, and the pro forma consolidated statements of income and cash flows for each of the years in the three year period ended December 31, 2000.

/s/ Ernst & Young LLP

January 31, 2001

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               DECEMBER 31, 2000
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 22,268
Investment advisory fees receivable.........................    27,842
Investments in securities (cost $2,489).....................     2,622
Prepaid expenses and other current assets...................     2,339
Deferred tax asset..........................................     1,080
                                                              --------
          Total current assets..............................    56,151
                                                              --------
NONCURRENT ASSETS:
Investments in affiliated partnerships......................    11,860
Fixed assets (net of accumulated depreciation of $2,316)....     3,070
Other assets................................................       703
Deferred tax asset..........................................     5,628
INTANGIBLE ASSETS:
Goodwill....................................................    23,363
Employment contracts........................................    23,363
Investment advisory contracts...............................    70,088
Accumulated amortization....................................   (60,977)
                                                              --------
          Total assets......................................  $133,249
                                                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accrued expenses............................................  $  3,390
Accrued bonuses.............................................    28,056
Accrued incentive compensation..............................       321
Income taxes payable........................................       377
Other liabilities...........................................       974
                                                              --------
          Total current liabilities.........................    33,118
                                                              --------
STOCKHOLDERS' EQUITY: (SEE NOTE 10)
Common stock, $1 par value, authorized -- 60,000,000 shares;
  issued and outstanding -- 6,518,665 shares................     6,519
Additional paid-in capital..................................    62,227
Retained earnings...........................................    31,385
                                                              --------
          Total stockholders' equity........................   100,131
                                                              --------
          Total liabilities and stockholders' equity........  $133,249
                                                              ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

            PRO FORMA CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                              BKF CAPITAL                        PRO FORMA        PRO FORMA
                                              GROUP, INC.        LEVCO        ADJUSTMENTS AND    CONSOLIDATED
                                              DECEMBER 31,    DECEMBER 31,     INTERCOMPANY      DECEMBER 31,
                                                  1999            1999          ELIMINATION          1999
                                              ------------    ------------    ---------------    ------------
                                               (AUDITED)       (AUDITED)                         (UNAUDITED)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents...................    $481,988        $ 12,431(a)      $(480,058)        $ 14,361
Investment advisory fees receivable(h)......          --          12,460(f)            (10)          12,450
Prepaid expenses and other current assets...         858             485                              1,343
Deferred tax asset..........................          --             298                                298
                                                --------        --------                           --------
         Total current assets...............     482,846          25,674                             28,452
                                                --------        --------                           --------
NONCURRENT ASSETS:
Investments in affiliated partnerships......          --           7,633                              7,633
Fixed assets (net of accumulated
  depreciation of $1,533)...................          --           3,154                              3,154
Other assets................................          --             912                                912
Investments(e)..............................       1,000              --                              1,000
Investment in Levco.........................      92,000              --(c)         (3,611)              --
                                                                        (g)        (88,389)
INTANGIBLE ASSETS:
Goodwill....................................          --              --(c)         23,363           23,363
Employment contracts........................          --              --(c)         23,363           23,363
Investment advisory contracts...............          --              --(c)         70,088           70,088
Accumulated amortization....................          --              --(c)        (49,812)         (49,812)
                                                --------        --------                           --------
         Total assets.......................    $575,846        $ 37,373                           $108,153
                                                ========        ========                           ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accrued expenses............................    $  2,718        $  2,036(b)      $     (10)        $  4,744
Accrued bonuses(h)..........................          --          13,346                             13,346
Income taxes payable(h).....................          --             604                                604
                                                --------        --------                           --------
         Total liabilities..................       2,718          15,986                             18,694
                                                --------        --------                           --------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value, authorized --
  60,000,000 shares; issued and
  outstanding -- 6,504,852 shares...........      39,029              --(d)        (32,524)           6,505
Additional paid-in capital..................     463,426          55,517(a)       (422,115)          50,092
                                                                        (c)        (39,018)
                                                                        (b)             10
                                                                        (c)         (3,611)
                                                                        (d)         32,524
                                                                        (a)         51,748
                                                                        (g)        (88,389)
Undistributed net realized gains............      57,943              --(a)        (57,943)              --
Unrealized depreciation of investments......     (39,018)             --(c)         39,018               --
Retained earnings(h)........................      51,748         (34,130)(a)       (51,748)          32,862
                                                                        (f)            (10)
                                                                        (c)         67,002
                                                --------        --------                           --------
         Total stockholders' equity.........     573,128          21,387                             89,459
                                                --------        --------                           --------
Total liabilities and stockholders'
  equity....................................    $575,846        $ 37,373                           $108,153
                                                ========        ========                           ========

                             See accompanying notes

---------------
(a) To record final distribution made to shareholders on January 7, 2000.

(b) To reflect reversal of advisory fee payable to Levco.

(c) To record the initial acquisition by BKF under purchase accounting and the reclassification of the intercompany loan.

(d) To record the reverse stock split (6,504,852 shares are issued and outstanding after the reverse split).

(e) Represents investments in two private placement securities to be liquidated.

(f) To reverse advisory fee receivable from BKF.

(g) To eliminate the intercompany investment in Levco in consolidation.

(h) Reflects the retroactive effect of the accrual of incentive fees of $375 and the related effect to accrued bonuses, income taxes payable and retained earnings of $235, $66 and $74, respectively.

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                                                         PRO FORMA
                                                                                        CONSOLIDATED
                                                       YEAR ENDED                        YEAR ENDED
                                                      DECEMBER 31,      PRO FORMA       DECEMBER 31,
                                                          2000        ADJUSTMENTS(A)        2000
                                                      ------------    --------------    ------------
                                                       (AUDITED)                        (UNAUDITED)
REVENUES:
Investment advisory fees............................    $ 45,605                         $  45,605
Incentive fees......................................      29,695                            29,695
Commission income -- net............................       1,736                             1,736
                                                        --------          -----          ---------
          Total revenues............................      77,036             --             77,036
                                                        --------          -----          ---------
EXPENSES:
Employee compensation and benefits..................      45,613                            45,613
Employee compensation -- grants of restricted stock
  units.............................................      11,767                            11,767
Occupancy & equipment rental........................       2,286                             2,286
Other operating expenses............................       9,379                             9,379
Amortization of intangibles.........................       7,603                             7,603
                                                        --------          -----          ---------
          Total expenses............................      76,648             --             76,648
                                                        --------          -----          ---------
Operating income....................................         388             --                388
Other income (expense):
Net realized and unrealized loss on investments.....        (456)           228               (228)
Interest and dividend income........................       1,761           (406)             1,355
Interest expense....................................        (105)                             (105)
                                                        --------          -----          ---------
Income before taxes and cumulative effect of change
  in accounting principle...........................       1,588           (178)             1,410
                                                        --------          -----          ---------
Income tax (benefit)................................        (665)                             (665)
                                                        --------          -----          ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE..............................       2,253           (178)             2,075
                                                        --------          -----          ---------
Cumulative effect to April 18, 2000 of change in
  accounting principle..............................     (53,374)                          (53,374)
                                                        --------          -----          ---------
NET (LOSS)..........................................    $(51,121)         $(178)         $ (51,299)
                                                        ========          =====          =========
Basic income (loss) per share(b):
Income before cumulative effect of accounting
  change............................................                                     $    0.32
Cumulative effect of accounting change..............                                         (8.21)
                                                                                         ---------
Net (loss)..........................................                                     $   (7.89)
                                                                                         =========
Diluted income (loss) per share(b):
Income before cumulative effect of accounting
  change............................................                                     $    0.32
Cumulative effect of accounting change..............                                         (8.15)
                                                                                         ---------
Net (loss)..........................................                                     $   (7.83)
                                                                                         =========
Weighted average shares outstanding(b):
  Basic.............................................                                     6,504,890
  Diluted...........................................                                     6,549,889

---------------
(a) To reverse the investment company specific income and expenses of BKF Capital Group, Inc. for the period January 1, 2000 to April 18, 2000.

(b) Calculation reflects the reverse stock split (which was effectuated January 7, 2000).

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                           BKF CAPITAL                                     PRO FORMA
                                           GROUP, INC.        LEVCO                       CONSOLIDATED
                                            YEAR ENDED      YEAR ENDED                     YEAR ENDED
                                           DECEMBER 31,    DECEMBER 31,     PRO FORMA     DECEMBER 31,
                                               1999            1999        ADJUSTMENTS        1999
                                           ------------    ------------    -----------    ------------
                                            (AUDITED)       (AUDITED)                     (UNAUDITED)
REVENUES:
Investment advisory fees.................    $    --         $38,019(a)       (1,085)      $  36,934
Incentive fees(f)........................         --          10,305                          10,305
Commission income -- net.................         --           1,419                           1,419
                                             -------         -------                       ---------
          Total revenues.................         --          49,743                          48,658
                                             -------         -------                       ---------
EXPENSES:
Employee compensation and benefits(f)....      3,691          27,008(b)       (3,691)         26,297
                                                                    (a)         (711)
Occupancy & equipment rental.............        247           2,120(b)         (247)          2,120
Other operating expenses.................      4,793           5,288(b)       (4,793)          6,696
                                                                    (a)        1,408
Investment advisory fees.................      1,085              --(a)       (1,085)             --
Amortization of intangibles..............         --              --(c)       11,896          11,896
                                             -------         -------                       ---------
          Total expenses.................      9,816          34,416                          47,009
                                             -------         -------                       ---------
Operating income (loss)..................     (9,816)         15,327                           1,649
Other income (expense):
Net realized and unrealized gains from
  investments............................     24,466              --(b)      (24,466)             --
Interest income..........................      9,995             431(b)       (9,995)            431
Dividend income..........................      7,940              --(b)       (7,940)             --
Interest income
  (expense) -- intercompany..............      6,054          (6,054)                             --
Interest expense -- bank borrowing.......       (258)             --(b)          258              --
                                             -------         -------                       ---------
Income before taxes......................     38,381           9,704                           2,080
                                             -------         -------                       ---------
Income tax expense(f)....................         --           4,493(d)        1,965           6,458
                                             -------         -------                       ---------
  Net income (loss)......................    $38,381         $ 5,211                       $  (4,378)
                                             =======         =======                       =========
Net (loss) per share:
  Basic and diluted(e)...................                                                  $   (0.67)
                                                                                           =========
Weighted average shares
  outstanding -- basic and diluted(e)....                                                  6,504,852
                                                                                           =========

---------------
(a) To adjust the advisory fee for the revenue earned by Levco for the management of the BKF public portfolio, record additional operating expenses to be borne by Levco which had been previously borne by BKF and the corresponding reduction in employee bonuses.

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

(f) Reflects the accrual of incentive fees of ($204) and the related effect to employee compensation expense and provision for income taxes of ($121) and ($36), respectively.
                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                            BKF CAPITAL                                     PRO FORMA
                                            GROUP, INC.        LEVCO                       CONSOLIDATED
                                             YEAR ENDED      YEAR ENDED                     YEAR ENDED
                                            DECEMBER 31,    DECEMBER 31,     PRO FORMA     DECEMBER 31,
                                                1998            1998        ADJUSTMENTS        1998
                                            ------------    ------------    -----------    ------------
                                             (AUDITED)       (AUDITED)                     (UNAUDITED)
REVENUES:
Investment advisory fees..................    $    --         $36,168(a)       (1,509)      $  34,659
Incentive fees(f).........................         --           4,691                           4,691
Commission income -- net..................         --           1,395                           1,395
                                              -------         -------                       ---------
          Total revenues..................         --          42,254                          40,745
                                              -------         -------                       ---------
EXPENSES:
Employee compensation and benefits(f).....      1,448          22,833(b)       (1,448)         22,083
                                                                     (a)         (750)
Occupancy & equipment rental..............        342           1,614(b)         (342)          1,614
Other operating expenses..................      2,599           4,076(b)       (2,599)          5,484
                                                                     (a)        1,408
Investment advisory fees..................      1,509              --(a)       (1,509)             --
Amortization of intangibles...............         --              --(c)       11,896          11,896
                                              -------         -------                       ---------
          Total expenses..................      5,898          28,523                          41,077
                                              -------         -------                       ---------
Operating income (loss)...................     (5,898)         13,731                            (332)
Other income (expense):
Net realized and unrealized gains from
  investments.............................     59,208              --(b)      (59,208)             --
Interest income...........................      2,379             351(b)       (2,379)            351
Dividend income...........................     12,057              --(b)      (12,057)             --
Interest income
  (expense) -- intercompany...............      6,391          (6,391)                             --
Interest expense -- bank borrowing........       (339)             --(b)          339              --
                                              -------         -------                       ---------
Income before taxes.......................     73,798           7,691                              19
                                              -------         -------                       ---------
Income tax expense(f).....................         --           3,339(d)        1,943           5,282
                                              -------         -------                       ---------
  Net income (loss).......................    $73,798         $ 4,352                       $  (5,263)
                                              =======         =======                       =========
Net (loss) per share:
  Basic and diluted(e)....................                                                  $   (0.81)
                                                                                            =========
Weighted average shares
  outstanding -- basic and diluted(e).....                                                  6,504,852
                                                                                            =========

---------------
(a) To adjust the advisory fee for the revenue earned by Levco for the management of the BKF public portfolio, record additional operating expenses to be borne by Levco which had been previously borne by BKF and the corresponding reduction in employee bonuses.

(b) To reverse the investment company specific income and expenses of BKF Capital Group, Inc. for the year.

(c) To record the amortization of the intangible assets using purchase accounting for the original acquisition of Levco by BKF.

(d) To record additional taxes for the pro forma adjustments.

(e) Basis of calculation reflects the reverse stock split (which was effectuated January 7, 2000).

(f) Reflects the accrual of incentive fees of ($160) and the related effect to employee compensation expense and provision for income taxes of ($134) and ($17), respectively.

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Pro forma net loss..........................................  $(51,299)   $(4,378)   $(5,263)
Adjustments to reconcile pro forma net loss to net cash
  provided by operations:
  Depreciation and amortization(a)..........................    61,773     12,654     12,266
  Compensation expense for vesting of restricted stock
     units..................................................    12,268         --         --
  Tax benefit related to employee compensation plans........        34         --         --
  Unrealized (gain) on marketable securities................      (133)        --         --
  Realized loss on investments..............................       108         --         --
  Changes in operating assets and liabilities:
     (Increase) in investment advisory fees receivable......   (15,392)    (2,702)    (1,407)
     (Increase) decrease in prepaid expenses and other
       current assets.......................................       (86)       113        372
     (Increase) in investments in affiliated investment
       partnerships.........................................    (4,227)    (2,750)      (664)
     (Increase) in investments in securities................    (2,489)        --         --
     (Increase) in deferred income taxes....................    (6,410)      (214)       (84)
     (Increase) decrease in other assets....................       209        542       (172)
     Increase (decrease) in accrued expenses................    (1,354)       426        913
     Increase in accrued bonuses............................    14,710      2,839        551
     Increase in other liabilities..........................       396         --         --
     Increase (decrease) in income taxes payable............      (228)       167       (812)
                                                              --------    -------    -------
Net cash provided by operating activities...................     7,880      6,697      5,700
                                                              --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................      (711)      (925)    (2,700)
Proceeds from sale of investments...........................       892         --         --
                                                              --------    -------    -------
Net cash provided by (used in) investing activities.........       181       (925)    (2,700)
                                                              --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................      (332)        --         --
Cash included in deemed contribution (distribution).........       178     (2,190)    (2,273)
                                                              --------    -------    -------
Net cash (used in) financing activities.....................      (154)    (2,190)    (2,273)
                                                              --------    -------    -------
Net increase in cash and cash equivalents...................     7,907      3,582        727
Cash and cash equivalents at the beginning of the period....    14,361     10,779     10,052
                                                              --------    -------    -------
Cash and cash equivalents at the end of the period..........  $ 22,268    $14,361    $10,779
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $    105    $    --    $    --
                                                              ========    =======    =======
Cash paid for taxes.........................................  $  5,998    $ 4,912    $ 4,208
                                                              ========    =======    =======

---------------
(a) Includes cumulative effect of change in accounting principle in 2000.

                             See accompanying notes

                            BKF CAPITAL GROUP, INC.

                     STATEMENTS OF CASH FLOWS -- HISTORICAL
                                   (AUDITED)
                             (AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                           2000(A)      1999(B)      1998(B)
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from
  operations............................................  $ (53,972)   $  38,381    $  73,798
Adjustments to reconcile net increase (decrease) in net
  assets resulting from operations to net cash provided
  by (used in) operating activities:
  Depreciation and amortization(c)......................     61,575           --           --
  Net realized and unrealized (gain) loss on
     investments........................................        268      (24,466)     (59,208)
  Compensation expense for vesting of restricted stock
     units..............................................     12,143           --           --
  Tax benefit related to employee compensation plans....         34           --           --
  Decrease in receivable for securities sold............         --          564          912
  (Increase) in investment advisory fees receivable.....    (16,251)          --           --
  Decrease in dividends and interest receivable.........         --          791        2,383
  (Increase) in prepaid expenses and other current
     assets.............................................       (114)          --           --
  (Increase) decrease other assets......................         67          378          (70)
  (Increase) in investments in affiliated investment
     partnerships.......................................     (7,343)          --           --
  (Increase) in investments in securities...............     (2,489)          --           --
  (Increase) in deferred income taxes...................     (6,708)          --           --
  Increase (decrease) in accrued expenses...............     (1,027)       1,913       (1,260)
  Increase in accrued bonuses...........................     23,319           --           --
  Increase in other liabilities.........................        396           --           --
  (Decrease) in income taxes payable....................     (1,220)          --           --
  (Decrease) in payable for investment management fee...         --         (117)          (8)
  (Decrease) in payable for securities purchased........         --           --       (6,502)
  Net amortization of discounts.........................         --         (414)        (505)
                                                          ---------    ---------    ---------
     Net cash provided by operating activities..........      8,678       17,030        9,540
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of portfolio securities.....................         --     (247,686)    (421,722)
  Proceeds from sales of portfolio securities...........        599      887,074      502,012
  Net realized gain on financial futures transactions...         --           --          324
  Sales/maturities of money market securities, net......         --       24,794        4,767
  Fixed asset additions.................................       (562)          --           --
  Cash from previously unconsolidated subsidiary........     11,873           --           --
                                                          ---------    ---------    ---------
     Net cash provided by investing activities..........     11,910      664,182       85,381
                                                          ---------    ---------    ---------

                             See accompanying notes

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                           2000(A)      1999(B)      1998(B)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends and capital gain distributions..............   (480,058)    (236,575)     (86,193)
  Repayment of bank borrowing...........................         --       (5,000)          --
  Payment of loan principal.............................       (250)          --           --
                                                          ---------    ---------    ---------
     Net cash (used in) financing activities............   (480,308)    (241,575)     (86,193)
                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents....   (459,720)     439,637        8,728
Cash and cash equivalents at the beginning of the
  period................................................    481,988       42,351       33,623
                                                          ---------    ---------    ---------
Cash and cash equivalents at the end of the period......  $  22,268    $ 481,988    $  42,351
                                                          =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest..................................  $      94    $      --    $      --
                                                          =========    =========    =========
Cash paid for taxes.....................................  $   5,049    $      --    $      --
                                                          =========    =========    =========

---------------
(a) The cash flow represents the historical cash flows of BKF Capital Group, Inc. (the former registered investment company) for the period January 1, 2000 to April 18, 2000 and the combined cash flows of the holding company for the period April 19, 2000 to December 31, 2000.

(b) Represents the historical cash flows of the Company operating as a registered investment company.

(c) Includes cumulative effect of change in accounting principle in 2000.

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -- HISTORICAL
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (AUDITED)
                             (AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                              COMMON       ADDITIONAL       RETAINED
                                              STOCK      PAID-IN CAPITAL    EARNINGS       TOTAL
                                             --------    ---------------    ---------    ---------
Balance at December 31, 1997...............  $ 35,983       $ 414,411       $ 333,323    $ 783,717
Dividend and capital gain distributions....        --              --         (86,193)     (86,193)
Reinvestment of capital gain
  distributions............................     3,046          49,015         (52,061)          --
Net income.................................        --              --          73,798       73,798
                                             --------       ---------       ---------    ---------
Balance at December 31, 1998...............    39,029         463,426         268,867      771,322
Dividend and capital gain distributions....        --              --        (236,575)    (236,575)
Net income.................................        --              --          38,381       38,381
                                             --------       ---------       ---------    ---------
Balance at December 31, 1999...............    39,029         463,426          70,673      573,128
Dividend, capital gain and return of
  capital distributions....................                  (445,868)        (34,190)    (480,058)
1 for 6 reverse stock split................   (32,524)         32,524              --           --
Baker Fentress & Company deemed
  contribution.............................        --             178              --          178
Consolidation of previously unconsolidated
  subsidiary...............................        --                          46,201       46,201
Grants of restricted stock units (note
  10)......................................        --          11,767              --       11,767
Issuance of common stock (note 10).........        14             166              --          180
Tax benefit related to employee
  compensation plans.......................        --              34              --           34
Net (loss).................................        --              --         (51,299)     (51,299)
                                             --------       ---------       ---------    ---------
Balance at December 31, 2000...............  $  6,519       $  62,227       $  31,385    $ 100,131
                                             ========       =========       =========    =========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

     BKF Capital Group, Inc. (formerly Baker, Fentress & Company, hereto referred to as "BKF" or the "Company") operated under the Investment Company Act of 1940 as a non-diversified closed-end management investment company. In August 1999, the Board of Directors and shareholders of BKF adopted and implemented a Plan for Distribution of Assets ("Plan"), pursuant to which substantially all of BKF's investment securities were sold. The cash proceeds, as well as shares of Consolidated-Tomoka Land Company ("CTO"), were subsequently distributed to shareholders by January 7, 2000. The Company received a deregistration order from the Securities and Exchange Commission ("SEC") on April 18, 2000, effectively completing its evolution from an investment company to a holding company whose primary business now operates through a wholly owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco." As of April 2000, financial reporting of BKF and Levco is on a consolidated basis. The Company trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol "BKF".

     The Consolidated Financial Statements of Levco include its wholly owned subsidiary, John A. Levin & Co., Inc. ("JALCO"), and JALCO's two wholly owned subsidiaries, LEVCO GP Inc. ("LEVCO GP") and LEVCO Securities, Inc. ("LEVCO Securities"). All intercompany transactions have been eliminated in consolidation.

     JALCO is an investment advisor registered under the Investment Advisers Act of 1940, as amended, which provides investment advisory services to its clients which include U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. JALCO also participates in broker consults programs (Wrap Accounts) with three nationally recognized financial institutions. LEVCO Securities is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. LEVCO GP acts as the general partner of seven affiliated investment partnerships and is registered with the Commodities Futures Trading Commission as a commodity pool operator.

     The BKF Consolidated Statement of Financial Condition at December 31, 1999, reflects the historical accounting treatment of the Company as a registered investment company with its investment in Levco carried at fair value.

     The pro forma adjustments to the Pro Forma Consolidated Statement of Financial Condition at December 31, 1999 reflect the liquidation of substantially all of the private and public portfolios of BKF, the distribution of cash as well as shares of CTO, and the recasting of the June 1996 acquisition of Levco using purchase accounting (thereby taking into account intangible assets and amortization thereon).

     The Pro Forma Consolidated Statements of Income for each year in the three year period ended December 31, 2000 present the historical results of BKF and Levco giving effect to the following pro forma adjustments:

     - elimination of the intercompany investment management fee revenues resulting from the liquidation of the BKF public portfolio, which had been managed by Levco;

     - operating expenses attributable to operating a publicly traded company, which were previously borne by BKF;

     - reduction of Levco's 1999 and 1998 compensation expense based on the reduction of revenue and increase in expenses;

     - reversal of all investment company specific components of BKF revenue and expenses since the Company will have no ongoing operations other than that of Levco;

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     - elimination of the intercompany interest expense due to the reclassification of the BKF loan to Levco's equity (which was effectuated in December 1999);

     - amortization expense on intangible assets based on the recasting of the June 1996 acquisition of Levco by BKF using the purchase method of accounting. This item is non-deductible for income tax purposes;

     - income tax effect of pro forma adjustments; and

     - the 1 to 6 reverse stock split effectuated on January 7, 2000

     The Pro Forma Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 reflect the pro forma cash flows of the combined companies as if BKF had received its deregistration order effective January 1, 1998. BKF and Levco financial information is being presented on a consolidated basis.

THE PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS ARE PRESENTED SINCE THEY ARE MORE REPRESENTATIVE OF THE COMPANY'S OPERATIONS AFTER THE IMPLEMENTATION OF THE PLAN.

     The pro forma financial statements do not necessarily represent the results of operations or the financial position of the Company which actually would have occurred had the proposed transaction been previously consummated or project the results of operations or the financial position of the Company for any future date or period. The SEC approved the application for deregistration of the Company as a registered investment company on April 18, 2000. Therefore, the Pro Forma Consolidated Statement of Income for the year ended December 31, 2000 reflects the non-recurring charge relating to the change in accounting method for the cumulative effect of the amortization of intangible assets resulting from recording the Levco transaction under purchase accounting.

     All numerical information presented in the notes to the consolidated financial statements has been rounded to the nearest thousand dollars, unless otherwise noted.

REVENUE RECOGNITION

     Generally, investment advisory fees are billed quarterly, in arrears, and are based upon a percentage of the market value of each account at the end of the quarter. Wrap account fees are billed quarterly based upon a percentage of the market value of each account as of the previous calendar quarter end. Incentive fees and general partner incentive allocations earned from affiliated investment partnerships and incentive fees from other accounts are accrued on a quarterly basis and are billed at the end of their respective contract year.

     Commissions and related clearing charges earned on securities transactions executed by LEVCO Securities, and related expenses, are recorded on a trade-date basis.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has adopted SAB No. 101 as required in the first quarter of 2000. The adoption of SAB No. 101 has not had a material effect on the Company's results of operations or financial position.

CASH AND CASH EQUIVALENTS

     The Company treats all highly liquid instruments with maturities at acquisition of six months or less as cash equivalents. The Company maintained substantially all of its cash and equivalents invested in interest bearing instruments at two nationally recognized financial institutions to which the Company is exposed to market and credit risk.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Investments in affiliated investment partnerships are held through LEVCO GP and are recorded based upon the equity method of accounting. The investment amount equals the sum of LEVCO GP's capital accounts in the partnerships. LEVCO GP is also entitled to a special allocation of income from the applicable affiliated investment partnerships based on their performance. Each of the investment partnerships trade primarily in marketable equity securities.

INVESTMENTS IN SECURITIES

     Investments in securities consist primarily of equity securities and are accounted for as "trading securities" and are stated at quoted market values. The resulting unrealized gains and losses are included in net realized and unrealized gain (loss) from investments. Realized gains and losses are recorded on the identified cost basis. Dividend income is included in interest and dividend income in the Pro Forma Consolidated Statements of Income.

INCOME TAXES

     The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur.

     The Company intends to file consolidated federal, state and local income tax returns. Prior to April 18, 2000, BKF was a Regulated Investment Company ("RIC"), which distributed all of its income. It generally was not subject to income taxes and, therefore, no tax provision was previously recorded. Levco, an operating company, is subject to federal, state and local taxes on income. The Pro Forma Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998 reflect a tax provision based upon the pro forma consolidated results of operations.

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

LONG LIVED ASSETS

     Long-lived assets are accounted for in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recognized on long-lived assets used in operations when indication of an impairment exists.

FIXED ASSETS

     Furniture, fixtures, office and computer equipment and leasehold improvements are carried at cost less accumulated depreciation. Depreciation of furniture, fixtures, office and computer equipment is provided over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the economic life or the term of the lease.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, employment contracts, and investment advisory contracts in the Consolidated Statements of Financial Condition at December 31, 2000 and 1999. Goodwill is amortized straight line over 15 years and investment contracts over 10 years. Employment contracts are amortized over the life of the contract. Whereas the Pro Forma Consolidated Financial Statements reflect these intangible assets under the purchase accounting method, the retroactive income effect of recasting this transaction was recorded in 2000 as a one-time change in accounting principle charge to income for all accumulated amortization from June 1996 through April 18, 2000.

EARNINGS PER SHARE

     The Company has not presented historical earnings per share due to the significant changes in its operations, which are not reflected in the historical financial statements. BKF, as a registered investment company, presented its net asset value ("NAV") per share. The pro forma earnings per share are shown using the actual BKF shares outstanding (adjusted for the 1 to 6 reverse stock split effectuated in January 2000).

     The Company adopted SFAS No. 128, "Earnings Per Share" in the second quarter of 2000. Pro forma basic earnings (loss) per share is calculated by dividing pro forma net income (loss) by the weighted average number of common shares outstanding during the year. Pro forma diluted earnings (loss) per share is computed by dividing pro forma net income (loss) by the total of the weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings (loss) per share is computed using the treasury stock method. There were no common stock equivalents granted prior to January 2000.

     The following table sets forth the computation of basic and diluted earnings (loss) per share (all amounts in thousands, except share and per share data):

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                 PRO FORMA     PRO FORMA     PRO FORMA
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Income (loss) before cumulative effect of
  accounting change............................  $    2,075    $   (4,378)   $   (5,263)
                                                 ----------    ----------    ----------
Cumulative effect of accounting change.........     (53,374)           --            --
                                                 ----------    ----------    ----------
Net (loss).....................................  $  (51,299)   $   (4,378)   $   (5,263)
                                                 ==========    ==========    ==========
Basic weighted-average shares outstanding......   6,504,890     6,504,852     6,504,852
  Dilutive potential shares from stock options
     (see note 10).............................      44,999            --            --
                                                 ----------    ----------    ----------
Diluted weighted-average shares outstanding....   6,549,889     6,504,852     6,504,852
                                                 ==========    ==========    ==========
Basic (loss) per share:
  Income (loss) before cumulative effect of
     accounting change.........................  $     0.32    $    (0.67)   $    (0.81)
                                                 ----------    ----------    ----------
Cumulative effect of accounting change.........       (8.21)           --            --
                                                 ----------    ----------    ----------
Net (loss).....................................  $    (7.89)   $    (0.67)   $    (0.81)
                                                 ==========    ==========    ==========
Diluted (loss) per share:
  Income (loss) before cumulative effect of
     accounting change.........................  $     0.32    $    (0.67)   $    (0.81)
                                                 ----------    ----------    ----------
Cumulative effect of accounting change.........       (8.15)           --            --
                                                 ----------    ----------    ----------
Net (loss).....................................  $    (7.83)   $    (0.67)   $    (0.81)
                                                 ==========    ==========    ==========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     In calculating diluted earnings (loss) per share for the year ended December 31, 2000, 786,706 common stock equivalents were excluded due to their antidilutive effect on the calculation.

COMPREHENSIVE INCOME

     The Company has not presented consolidated statements of comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," because it does not have any items of "other comprehensive income".

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amount of all assets and liabilities, other than goodwill and fixed assets, in the Consolidated Statements of Financial Condition approximate their fair values.

BUSINESS SEGMENTS

     The Company has not presented business segment data, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," because it operates predominantly in one business segment, the investment advisory and asset management business.

STOCK-BASED COMPENSATION

     The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," and has adopted the intrinsic value method for all arrangements under which employees receive shares of stock or other equity instruments of the Company or if the Company incurs liabilities to employees in amounts based on the price of its stock. Fair value disclosures are included in Note 10.

COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company adopted this standard in January 2000. The adoption has not had a material effect on the Company's Pro Forma results of operations and financial position.

RECLASSIFICATIONS

     Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with current year classifications.

RECENT ACCOUNTING PRONOUNCEMENT

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the consolidated statement of financial condition and measure those investments at fair value. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative and Certain Hedging Activities, an amendment to FASB Statement No. 133," is required to be adopted for fiscal years beginning after June 15, 2000. The Company will adopt the new standard effective January 1, 2001 and does not anticipate that the adoption of the new standard will have a significant impact on the consolidated results of operations or financial position of the Company.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

2. OFF-BALANCE SHEET RISK

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

3. INVESTMENT ADVISORY FEES RECEIVABLE

     Included in investment advisory fees receivable is approximately $2,362,000 and $375,000 of accrued incentive fees as of December 31, 2000 and 1999, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4. SIGNIFICANT CUSTOMER

     The Company recorded revenue from one of its broker consults programs of approximately $9.6 million and $5.1 million for the years ended December 31, 2000 and 1999, respectively.

5. RELATED PARTY TRANSACTIONS

TRANSACTIONS BETWEEN BKF AND LEVCO

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

     In 1999 and 1998, Levco managed the publicly traded portion of BKF's investment portfolio (see Note 1). Advisory fees earned from this relationship for the years ended December 31, 1999 and 1998 were approximately $1.1 million and $1.5 million, respectively. Subsequent to December 31, 1999, pursuant to BKF's Plan and liquidation of its public portfolio, Levco ceased to receive any advisory fees from BKF.

INVESTMENT ADVISORY FEES FROM RELATED PARTIES

     The Company earned investment advisory fees from accounts for which four current members of the Company's Board of Directors (of which one is an Officer of the Company) have controlling discretion. The amounts earned from these accounts were $2.6 million, $2.3 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

     The Company earned investment advisory fees and general partner allocations (inclusive of incentive fees) from affiliated domestic investment partnerships and offshore investment vehicles of approximately $28.9 million, $12.2 million and $5.2 million, primarily from two investment vehicles, for the years ended December 31, 2000, 1999 and 1998, respectively.

     Included in investments in affiliated partnerships at December 31, 2000 and 1999 are approximately $9.2 million and $5.4 million, respectively, of incentive allocations from affiliated investment partnerships. It is the Company's general practice to withdraw the incentive allocations earned from the affiliated investment partnerships within three months after the fiscal year. LEVCO GP has general partner liability with respect to

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES its interest in each of the affiliated investment partnerships and has no assets other than its interest in these partnerships and certain cash and cash equivalents which aggregate approximately $12.0 million and $7.7 million at December 31, 2000 and 1999, respectively. Included in investment advisory fees receivable are $13.0 million and $3.7 million of incentive fees from sponsored offshore investment vehicles at December 31, 2000 and 1999, respectively.

COMMISSION REVENUES

     All commission revenues reflected on the Pro Forma Consolidated Statements of Income have been generated by transactions introduced to a clearing broker by LEVCO Securities, which acts as a broker for certain investment advisory accounts of the Company. Commission revenues have been presented net of the related clearing expenses.

6. STOCKHOLDERS' EQUITY

     The Company effectuated a 1 to 6 reverse stock split on January 7, 2000. All share numbers and per share amounts in the Company's consolidated financial statements reflect the reverse split.

7. COMMITMENT

     The Company has office space obligations that require monthly payments plus escalations through January 2008. At December 31, 2000 the minimum annual rental commitments under the operating lease are as follows:

2001....................................................  $ 1,403,000
2002....................................................    1,423,000
2003....................................................    1,483,000
2004....................................................    1,484,000
2005....................................................    1,484,000
2006 to January 2008....................................    3,095,000
                                                          -----------
Total minimum payments required.........................  $10,372,000
                                                          ===========

     Rent expense was $1,142,000, $1,062,000 and $1,017,000, net of subrental income of $264,000, $110,000 and $6,000, for the years ended December 31, 2000, 1999 and 1998, respectively. The subrental agreement expires on June 30, 2001.

8. NET CAPITAL REQUIREMENT

     LEVCO Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 ("Rule"), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2000 and 1999, LEVCO Securities was in compliance with this Rule.

9. EMPLOYEE BENEFIT PLANS

     Levco has adopted a Section 401(k) plan. All employees with six months or more of service are eligible to participate in the plan. Eligible participants may contribute up to 15% of their earnings, subject to statutory limitations. Levco may match employee contributions, up to 100%, subject to statutory limitations. Included in employee compensation and benefits was $446,000, $428,000 and $322,000 of the employee match contributions for the years ended December 31, 2000, 1999, and 1998, respectively.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     As of January 1, 2000, the Company froze its target Benefit Plan (the "Benefit Plan") which covered all employees who reached the age of 20.5 and had completed nine months of service to the Company. Contributions were made by the Company based on the employee's age and compensation. As of December 31, 1999 the Benefit Plan was fully funded and the Company had no further liability. The Company incurred expenses of $299,000 and $264,000 for the years ended December 31, 1999 and 1998, respectively.

10. INCENTIVE COMPENSATION AND DEFERRED COMPENSATION PLANS

     In December 1998, the shareholders of BKF approved an Incentive Compensation Plan ("Compensation Plan") that allows the Company to pay officers and employees part of their compensation in restricted stock units ("RSU") and other forms of equity-based compensation, including stock options. The original number of shares of BKF common stock that may be issued under the Compensation Plan was 650,000 shares, giving effect to the 1 to 6 reverse stock split effectuated in January 2000. In April 2000, the Compensation Plan was amended to increase the number of shares that may be issued to 1,300,000. At December 31, 2000, 186,205 shares are available for future grants.

A. RESTRICTED STOCK UNITS

     In January 2000, the Company issued 76,855 RSU's and 183,178 non-qualified stock options (see Note 10B) to purchase BKF shares under the Compensation Plan as a component of the 1999 year-end bonuses. Those employees electing to receive RSU's and non-qualified options forfeited their rights to the cash equivalent portion of their bonus in return for the RSU's and options received. In return, these employees received an additional 20% of equity based on the amount exchanged. Levco did not incur any compensation expense related to the Compensation Plan in fiscal 1999.

     These RSU's vest over a two-year period ending December 31, 2001. The RSU's require future services as a condition to the ultimate receipt of the underlying shares of BKF common stock. The Company's policy is to expense these amounts ratably over the required service period. The expense for the year ended December 31, 2000 relating to the vesting of the RSU's was $500,000.

     In November 2000, the Company granted 443,976 RSU's to employees. The common stock underlying the RSU's will be deliverable on the third anniversary date of the grant, although the common stock may be deliverable earlier in the event of a change in control, death or disability, or later if electively deferred by employees under certain circumstances. While no additional services will be required to obtain delivery of the underlying common stock (i.e., the award is "vested"), delivery of the common stock may not be made if the grantee engages in certain conduct, including being terminated for cause and violating any policy of the Company or otherwise acting in a manner detrimental to the Company (including violating noncompetition or nonsolicitation provisions of the award).

     In addition, certain executive officers of the Company, who are subject to performance based criteria with regard to their compensation, were granted 206,509 RSU's as of December 29, 2000 after meeting the predetermined performance goals for the year ended December 31, 2000 (subject to the same terms described above).

     Pursuant to APB Opinion No. 25 and because future service is not required as a condition to the delivery of the underlying shares of common stock, the Company recorded non cash compensation expense of approximately $11.8 million during the quarter ended December 31, 2000 relating to the RSU's awarded in November and December 2000. This expense is based on the average market price of the Company's stock on the date of grant.

     In April 2000, the Company also adopted a Long Term Deferred Compensation Plan to provide a competitive long term incentive for key officers and employees. RSU's vesting in 2000 were eligible to be deferred into this plan. As of December 31, 2000, 24,613 of vested RSU's were deferred pursuant to the plan.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                                    VESTED &                     VESTING
                                   RSU'S GRANTED    DELIVERED    VESTED     DECEMBER 31, 2001
                                   -------------    ---------    -------    -----------------
January 2000.....................      76,855        13,813       24,613         38,429
November 2000....................     443,976            --      443,976             --
December 2000....................     206,509            --      206,509             --
                                      -------        ------      -------         ------
Total............................     727,340        13,813      675,098         38,429
                                      -------        ------      -------         ------

B. NON-QUALIFIED STOCK OPTIONS

     With respect to the 183,178 non-qualified stock options issued in January 2000 (see Note 10A), the employee may purchase BKF shares at an exercise price of $13.03125 (the average market price on the date of grant). These options are exercisable in equal annual installments in December 2000 and December 2001 subject to satisfying employment conditions, with exceptions for termination due to death, retirement or a change in control of the ownership of BKF. Once the service requirements have been met, these options will remain outstanding and exercisable until the tenth anniversary of the date of grant, subject to earlier expiration upon termination of employment. On January 20, 2000, the Committee granted an additional 130,098 non-qualified options that will expire in January 2010. These options also have an exercise price of $13.03125 and vest over one to three years.

     In July 2000, the Committee granted 73,179 non-qualified stock options to purchase BKF shares at a price of $15.875 (the average market price on the date of grant). The options are exercisable in three equal installments commencing July 2001 subject to satisfying employment conditions, with exceptions for termination due to death, retirement or a change in control of the ownership of BKF. Once the service requirements have been met, these options will remain outstanding and exercisable until the tenth anniversary of the date of grant, subject to earlier expiration upon termination of employment.

     The following table summarizes information about BKF stock options outstanding at December 31, 2000:

                                                           EXERCISABLE
NUMBER OF OPTIONS   EXERCISE PRICE   EXPIRATION DATE    NUMBER OF OPTIONS
-----------------   --------------   ----------------   -----------------
     313,276            $13.03       January 20, 2010        178,316
      73,179            $15.88          June 30, 2010             --
     -------                                                 -------
     386,455                                                 178,316
     =======                                                 =======

     At December 31, 2000, the weighted average exercise price and remaining contractual life of options outstanding were $13.57 and 9.14 years, respectively.

     Pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plan under APB Opinion 25, "Accounting for Stock Issued to Employees," and adopt the disclosure only provisions for SFAS No. 123. Under APB Opinion 25, no compensation costs were recognized relating to the option grants because the exercise price of the options awarded was equal to the fair market price of the common stock on the dates of the grants. Under SFAS No. 123, the net loss would have been increased by $963,000 and the basic and diluted loss per share would have been increased by $.15 for the year ended December 31, 2000.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The fair value of each option granted in 2000 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                           JANUARY     JULY
                                                           -------    -------
Expected dividend yield..................................    0.00%      0.00%
Expected volatility......................................   15.45%     19.37%
Risk-free interest.......................................    6.35%      6.07%
Expected term............................................  7 years    7 Years
Fair value...............................................    $4.97      $6.23

11. NON CASH TRANSACTIONS

     In 1998 when the Company was operating as registered investment company, $52.06 million of capital gain distributions were reinvested.

     During 2000, the Company financed a portion of its Directors and Officers/Errors and Omissions insurance policy (premium $910,000). The financed amount is payable in 30 equal monthly installments of approximately $32,000.

     The Company issued 13,813 shares of common stock in lieu of cash compensation aggregating $180,000 during the year ended December 31, 2000.

12. INCOME TAXES

     Principally due to state and local taxes and non-deductible amortization, the Company's provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate. The Company has determined that the amortization expense on intangible assets is non-deductible since the purchase method of accounting has been retroactively applied to June 1996.

     Deferred tax assets arise from the future tax benefit on deferred and non cash compensation, and utilization of realized capital losses. Deferred tax liabilities arise from deferred revenues, unrealized gains on investments, and state and local taxes.

     The provision (benefit) for income taxes consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                     PRO FORMA    PRO FORMA    PRO FORMA
                                                       2000         1999         1998
                                                     ---------    ---------    ---------
Current:
  Federal..........................................   $ 3,322      $4,952       $3,908
  State and local..................................     2,423       1,720        1,458
                                                      -------      ------       ------
Total current......................................     5,745       6,672        5,366
                                                      -------      ------       ------
Deferred:
  Federal..........................................    (4,667)       (161)         (63)
  State and local..................................    (1,743)        (53)         (21)
                                                      -------      ------       ------
Total deferred.....................................    (6,410)       (214)         (84)
                                                      -------      ------       ------
Total provision (benefit)..........................   $  (665)     $6,458       $5,282
                                                      =======      ======       ======

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consists of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              PRO FORMA     PRO FORMA
                                                                 2000          1999
                                                              ----------    ----------
Deferred tax asset:
  Compensation..............................................   $ 6,252        $ 183
  Capital loss..............................................     3,007           --
  Depreciation..............................................        55           --
  Unrealized losses on investments..........................        --          290
                                                               -------        -----
Gross deferred tax asset....................................     9,314          473
                                                               -------        -----
Deferred tax liabilities:
  Deferred state income taxes...............................      (610)          --
  Deferred revenues.........................................    (1,179)        (175)
  Unrealized gains on investments...........................      (815)          --
                                                               -------        -----
Gross deferred tax liability................................    (2,605)        (175)
                                                               -------        -----
Net deferred tax asset......................................   $ 6,708        $ 298
                                                               =======        =====

     A reconciliation of income tax expense (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                     PRO FORMA    PRO FORMA    PRO FORMA
                                                       2000         1999         1998
                                                     ---------    ---------    ---------
Expected income tax expense (benefit)..............   $   494      $  728       $    7
Increase in income tax resulting from:
  State and local taxes, net.......................       442       1,084          934
  Non-deductible amortization(1)...................     2,661       4,164        4,164
  Other............................................        --         482          177
Decrease in income tax resulting from:
  Effect of capital loss recognition(2)............    (4,262)         --           --
                                                      -------      ------       ------
Income tax expense (benefit).......................   $  (665)     $6,458       $5,282
                                                      =======      ======       ======

---------------
(1) The difference between 2000 and prior years presented is attributable to the effect of the accounting change discussed in Note 1.

(2) Primarily, the effect of the recognition of a capital loss related to certain private portfolio investments held by BKF when it operated as an investment company.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The following table sets forth selected quarterly financial data (all amounts in thousands, except share and per share data):

                                    PRO FORMA                                           PRO FORMA
2000                                   Q1           Q2           Q3           Q4          TOTAL
----                                ---------    ---------    ---------    ---------    ---------
Revenues..........................  $  15,273    $  16,906    $  18,865    $  25,992    $  77,036
Operating income (loss)...........      4,732        2,240           73       (6,657)         388
Income (loss) before cumulative
  effect of accounting change.....      2,467          262         (807)         153        2,075
Cumulative effect of accounting
  change..........................         --      (53,374)          --           --      (53,374)
Net income (loss).................  $   2,467    $ (53,112)   $    (807)   $     153    $ (51,299)
Earnings (loss) per share:
  Basic:
     Income (loss) before
       cumulative effect of
       accounting change..........  $    0.38    $    0.04    $   (0.12)   $    0.02    $    0.32
     Cumulative effect of
       accounting change..........         --        (8.21)          --           --        (8.21)
     Net income (loss)............  $    0.38    $   (8.17)   $   (0.12)   $    0.02    $   (7.89)
Diluted:
  Income (loss) before cumulative
     effect of accounting
     change.......................  $    0.38    $    0.04    $   (0.12)   $    0.02    $    0.32
  Cumulative effect of accounting
     change.......................         --        (8.21)          --           --        (8.15)
  Net income (loss)...............  $    0.38    $   (8.17)   $   (0.12)   $    0.02    $   (7.83)
Weighted average shares
  outstanding:
  Basic...........................  6,504,852    6,504,852    6,504,852    6,505,002    6,504,890
                                    =========    =========    =========    =========    =========
  Diluted.........................  6,504,852    6,504,852    6,504,852    6,589,593    6,549,889
                                    =========    =========    =========    =========    =========
Common stock price per share(1):
  High............................  $   14.44    $   15.88    $   23.31    $   19.38
  Low.............................  $   10.00    $   11.88    $   15.56    $   16.00
  Close...........................  $   12.06    $   15.88    $   19.50    $   18.25

                                    PRO FORMA    PRO FORMA    PRO FORMA    PRO FORMA    PRO FORMA
1999                                   Q1           Q2           Q3           Q4          TOTAL
----                                ---------    ---------    ---------    ---------    ---------
Revenue...........................  $  11,405    $  12,596    $  12,265    $  12,392    $  48,658
Operating income (loss)...........        569        1,003          802         (725)       1,649
Net (loss)........................  $  (1,028)   $    (795)   $    (865)   $  (1,690)   $  (4,378)
(Loss) per share:
  Basic:..........................  $   (0.16)   $   (0.12)   $   (0.13)   $   (0.26)   $   (0.67)
  Diluted:........................  $   (0.16)   $   (0.12)   $   (0.13)   $   (0.26)   $   (0.67)
Weighted average shares
  outstanding:
  Basic and Diluted...............  6,504,852    6,504,852    6,504,852    6,504,852    6,504,852
                                    =========    =========    =========    =========    =========
Common stock price per share(1)

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                    PRO FORMA    PRO FORMA    PRO FORMA    PRO FORMA    PRO FORMA
1998                                   Q1           Q2           Q3           Q4          TOTAL
----                                ---------    ---------    ---------    ---------    ---------
Revenue...........................  $   9,976    $  10,388    $   9,416    $  10,965    $  40,745
Operating income (loss)...........        690          405       (1,229)        (198)        (332)
Net (loss)........................  $    (891)   $  (1,062)   $  (1,949)   $  (1,361)   $  (5,263)
(Loss) per share:
  Basic:..........................  $   (0.14)   $   (0.16)   $   (0.30)   $   (0.21)   $   (0.81)
  Diluted:........................  $   (0.14)   $   (0.16)   $   (0.30)   $   (0.21)   $   (0.81)
Weighted average shares
  outstanding:
  Basic and Diluted...............  6,504,852    6,504,852    6,504,852    6,504,852    6,504,852
                                    =========    =========    =========    =========    =========
Common stock price per share(1)

---------------
(1) The public market for the Company's common stock prior to January 7, 2000 was based on the Company's net assets and operations as a closed-end investment company. For this reason, the stock prices before and after January 7, 2000 are not comparable.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.1     Specimen of Common Stock Certificate
 10.1     Lease dated December 20, 1993 between Rockefeller Center
          Properties and John A. Levin & Co., Inc. (including the
          second, third and fourth amendments thereto).
 10.2     Employment Agreement dated June 28, 1996 between John A.
          Levin, BKF Capital Group, Inc. and Levin Management Co.,
          Inc.
 10.3     Employment Agreement dated December 31, 1999 between Gregory
          T. Rogers, BKF Capital Group, Inc. and Levin Management Co.,
          Inc.
 21.1     Subsidiaries of Registrant
 23.1     Consent of Ernst & Young LLP