Form 10-Q
period 2001-03-31
BKF CAPITAL GROUP INC
filed 2001-05-14
CIK 9235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER:  1-10024

                            BKF CAPITAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      36-0767530
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  ONE ROCKEFELLER PLAZA, NEW YORK, NEW YORK                        10020
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (212) 332-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                              Yes  [X]     No  [ ]

     As of April 30, 2001, 6,518,665 shares of the registrant's common stock, $1.00 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)     (AUDITED)
ASSETS
Cash and cash equivalents...................................   $ 24,269        $ 22,268
Investment advisory fees receivable.........................     16,841          27,842
Investments in securities, at value (cost $2,738 and $2,489,
  respectively).............................................      2,780           2,622
Prepaid expenses and other current assets...................      2,404           2,339
Investments in affiliated partnerships......................      3,643          11,860
Fixed assets (net of accumulated depreciation of $2,100 and
  $2,316, respectively).....................................      3,181           3,070
Other assets................................................        630             703
Deferred tax asset..........................................      6,629           6,708
Goodwill....................................................     23,363          23,363
Employment contracts........................................     23,363          23,363
Investment advisory contracts...............................     70,088          70,088
Accumulated amortization....................................    (63,586)        (60,977)
                                                               --------        --------
          Total assets......................................   $113,605        $133,249
                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................   $  2,643        $  3,390
Accrued bonuses.............................................      8,274          28,056
Accrued incentive compensation..............................        446             321
Income taxes payable........................................      1,625             377
Other liabilities...........................................        499             974
                                                               --------        --------
          Total liabilities.................................     13,487          33,118
                                                               --------        --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 60,000,000 shares;
  issued and outstanding -- 6,518,665 shares................      6,519           6,519
Additional paid-in capital..................................     62,372          62,227
Retained earnings...........................................     31,227          31,385
                                                               --------        --------
          Total stockholders' equity........................    100,118         100,131
                                                               --------        --------
Total liabilities and stockholders' equity..................   $113,605        $133,249
                                                               ========        ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                                  2001
                                                              -------------
REVENUES:
Investment advisory fees....................................   $   13,938
Incentive fees..............................................        5,811
Commission income -- net....................................          522
                                                               ----------
          Total revenues....................................       20,271
                                                               ----------
EXPENSES:
Employee compensation and benefits..........................       12,069
Occupancy & equipment rental................................          614
Other operating expenses....................................        3,027
Amortization of intangibles.................................        2,609
                                                               ----------
          Total expenses....................................       18,319
                                                               ----------
Operating income............................................        1,952
Other income (expense):
Net realized and unrealized gain on investments.............            9
Interest and dividend income................................          359
Interest expense............................................          (10)
                                                               ----------
Income before taxes.........................................        2,310
                                                               ----------
Income taxes................................................        2,468
                                                               ----------
NET (LOSS)..................................................   $     (158)
                                                               ==========
Net (loss) per share:
  Basic and diluted.........................................   $    (0.02)
                                                               ==========
Weighted average shares outstanding -- basic and diluted....    6,518,665
                                                               ==========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (SEE NOTE 1)

                                           BKF CAPITAL                                       PRO FORMA
                                           GROUP, INC.         LEVCO                       CONSOLIDATED
                                          QUARTER ENDED    QUARTER ENDED                   QUARTER ENDED
                                            MARCH 31,        MARCH 31,       PRO FORMA       MARCH 31,
                                              2000             2000         ADJUSTMENTS        2000
                                          -------------    -------------    -----------    -------------
REVENUES:
Investment advisory fees................      $  --           $ 9,584                       $    9,584
Incentive fees..........................         --             5,240                            5,240
Commission income -- net................         --               449                              449
                                              -----           -------                       ----------
          Total revenues................         --            15,273                           15,273
                                              -----           -------                       ----------
EXPENSES:
Employee compensation and benefits......         --             8,119                            8,119
Occupancy & equipment rental............         --               543                              543
Other operating expenses................        182             1,527(a)         170             1,879
Amortization of intangibles.............         --                --(c)       2,974             2,974
                                              -----           -------                       ----------
          Total expenses................        182            10,189                           13,515
                                              -----           -------                       ----------
Operating income........................       (182)            5,084                            1,758
Other income (expense):
Net realized and unrealized loss on
  investments(f)........................       (608)               --(b)         228              (380)
Interest income.........................        584               138(b)        (406)              316
Interest expense........................         --               (16)                             (16)
                                              -----           -------                       ----------
Income before taxes.....................       (206)            5,206                            1,678
                                              -----           -------                       ----------
Provision for income taxes..............         --             2,446(d)        (260)            2,186
Deferred tax (benefit)..................         --                --(g)      (5,170)           (5,170)
Valuation allowance.....................         --                --(g)       5,170             5,170
                                              -----           -------                       ----------
          Net income (loss).............      $(206)          $ 2,760                       $     (508)
                                              =====           =======                       ==========
Net (loss) per share:
  Basic and diluted.....................                                                    $    (0.08)(e)
                                                                                            ==========
Weighted average shares
  outstanding -- basic and diluted......                                                     6,504,852(e)
                                                                                            ==========

---------------
 (a) To record additional operating expenses to be borne by Levco which had previously been borne by BKF.

(b) To reverse the investment company specific income and expenses of BKF Capital Group for the period.

 (c) To record the amortization of the intangible assets using purchase accounting for the original acquisition of Levco by BKF.

(d) To record the tax effect of the pro forma adjustments.

 (e) Calculation reflects the reverse stock split (which was effectuated January 7, 2000).

 (f) Amount includes a permanent write-down of the two remaining private placement investments of $11 million, of which $10.6 million was an unrealized loss at December 31, 1999.

 (g) To record deferred income tax benefit of item (f) and the related valuation allowance.
                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                                  QUARTER ENDED MARCH 31,
                                                            -----------------------------------
                                                                        PRO FORMA    HISTORICAL
                                                              2001        2000          2000
                                                            --------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)................................................  $   (158)    $  (508)    $    (206)
Adjustments to reconcile net loss to net cash provided by
  (used in) operations:
  Depreciation and amortization...........................     2,806       3,172            --
  Compensation expense for vesting of restricted stock
     units................................................       125         125            --
  Unrealized (gain) on marketable securities..............       (91)         --            --
  Realized loss on investments............................        --         223           401
  Changes in operating assets and liabilities:
     Decrease in investment advisory fees receivable......    11,001         859            --
     Decrease in prepaid expenses and other current
       assets.............................................        81         206            --
     Decrease in investments in affiliated investment
       partnerships.......................................     8,217       3,116            --
     (Increase) in investments in securities..............       (67)         --            --
     Decrease in deferred income taxes....................        79          --            --
     (Increase) decrease in other assets..................        73          61           (81)
     (Decrease) in accrued expenses and accounts
       payable............................................      (747)     (1,437)       (1,110)
     (Decrease) in accrued bonuses........................   (19,782)     (8,609)           --
     (Decrease) in other liabilities......................      (393)         --            --
     Increase in income taxes payable.....................     1,248       1,290            --
                                                            --------     -------     ---------
Net cash provided by (used in) operating activities.......     2,392      (1,502)         (996)
                                                            --------     -------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.....................................      (309)       (148)           --
                                                            --------     -------     ---------
Net cash (used in) investing activities...................      (309)       (148)           --
                                                            --------     -------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal.................................       (82)        (82)           --
Cash included in deemed contribution......................        --         178            --
Dividends and capital gain distributions..................        --          --      (480,058)
                                                            --------     -------     ---------
Net cash provided by (used in) operating activities.......       (82)         96      (480,058)
                                                            --------     -------     ---------
Net increase (decrease) in cash and cash equivalents......     2,001      (1,554)     (481,054)
Cash and cash equivalents at the beginning of the
  period..................................................    22,268      14,361       481,988
                                                            --------     -------     ---------
Cash and cash equivalents at the end of the period........  $ 24,269     $12,807     $     934
                                                            ========     =======     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest....................................  $     10     $    11     $      --
                                                            ========     =======     =========
Cash paid for taxes.......................................  $    869     $   915     $      --
                                                            ========     =======     =========

NON-CASH TRANSACTIONS:

During March 2001, the Company granted a total of 7,000 restricted stock units to the Nonemployee Directors of the Company with a value of $146. This amount will be used to reduce cash payments to Directors for future Board of Directors and Committee meetings.

During the quarter ended March 2000, the Company financed a portion of its Directors and Officers/Errors and Omissions insurance policy (premium $910).
                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTER ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated interim financial statements of BKF Capital Group, Inc. (formerly Baker, Fentress & Company, hereto referred to as "BKF" or the "Company") and its subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

     Prior to April 18, 2000, BKF operated under the Investment Company Act of 1940 as a non-diversified closed-end management investment company. In August 1999, the Board of Directors and shareholders of BKF adopted and implemented a Plan for Distribution of Assets ("Plan"), pursuant to which substantially all of BKF's investment securities were sold. The cash proceeds, as well as shares of Consolidated-Tomoka Land Company ("CTO"), were subsequently distributed to shareholders by January 7, 2000. The Company received a deregistration order from the Securities and Exchange Commission ("SEC") on April 18, 2000, effectively completing its evolution from an investment company to a holding company whose primary business now operates through a wholly owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco." As of April 2000, financial reporting of BKF reflects Levco on a consolidated basis. The Company trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol "BKF".

     The Pro Forma Consolidated Statement of Income for the three month period ended March 31, 2000 presents the historical results of BKF and Levco giving effect to the following pro forma adjustments:

     - operating expenses attributable to operating a publicly traded company, which were previously borne by BKF;

     - reversal of all investment company specific components of BKF revenue and expenses since the Company will have no ongoing operations other than those of Levco;

     - amortization expense on intangible assets based on the recasting of the June 1996 acquisition of Levco by BKF using the purchase method of accounting. This item is non-deductible for income tax purposes;

     - income tax effect of pro forma adjustments; and

     - the 1 to 6 reverse stock split effectuated in January 2000.

     The Pro Forma Consolidated Statement of Cash Flows for the period ended March 31, 2000, reflects the pro forma cash flows of the combined companies as if BKF had received its deregistration order effective January 1, 2000. BKF and Levco financial information is being presented on a consolidated basis.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     THE PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS ARE PRESENTED SINCE THEY ARE MORE REPRESENTATIVE OF THE COMPANY'S OPERATIONS PURSUANT TO THE PLAN.

     The pro forma financial statements do not necessarily represent the results of operations or the financial position of the Company which actually would have occurred had the proposed transaction been previously consummated or project the results of operations or the financial position of the Company for any future date or period. The SEC approved the application for deregistration of the Company as a registered investment company on April 18, 2000. Therefore, the quarter ended June 30, 2000 reflected the non-recurring charge relating to the change in accounting method for the cumulative effect of the amortization of intangible assets resulting from recording the Levco transaction under purchase accounting.

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

     The Company will file consolidated federal, state and local income tax returns for the year ended December 31, 2000. Prior to April 18, 2000, BKF was a Regulated Investment Company ("RIC"), which distributed all of its income. It generally was not subject to income taxes and, therefore, no tax provision was previously recorded. Levco, an operating company, is subject to federal, state and local taxes on income. The Pro Forma Consolidated Statement of Income for the period ended March 31, 2000 reflects a tax provision based upon the pro forma consolidated results of operations.

INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, employment contracts, and investment advisory contracts in the Consolidated Statements of Financial Condition at March 31, 2001 and December 31, 2000. Goodwill is amortized straight line over 15 years and investment contracts over 10 years. Employment contracts are amortized over the life of the contract. Whereas the Pro Forma Consolidated Financial Statements reflect these intangible assets under the purchase accounting method, the retroactive income effect of recasting this transaction was recorded in the quarter ended June 30, 2000 as a one-time change in accounting principle charge to income for all accumulated amortization from June 1996 through April 18, 2000.

EARNINGS PER SHARE

     The Company has not presented historical earnings per share for the quarter ended March 31, 2000 due to the significant changes in its operations, which are not reflected in the historical financial statements. BKF, as a registered investment company, presented its net asset value ("NAV") per share. The pro forma earnings per share are shown using the actual BKF shares outstanding (adjusted for the 1 to 6 reverse stock split effectuated in January 2000).

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the total of the weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings (loss) per share is computed using the treasury stock method.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     For the quarters ended March 31, 2001 and 2000, all options and restricted stock units outstanding were anti-dilutive; therefore basic and diluted earnings
(loss) per share are the same.

RECENT ACCOUNTING PRONOUNCEMENT

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the consolidated statement of financial condition and measure those investments at fair value. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative and Certain Hedging Activities, an amendment to FASB Statement No. 133," was required to be adopted for fiscal years beginning after June 15, 2000. The Company adopted the new standard effective January 1, 2001 and it has not had a material effect on the Company's results of operations or financial position.

2. INVESTMENT ADVISORY FEES RECEIVABLE

     Included in investment advisory fees receivable is approximately $5.5 million and $2.4 million of accrued incentive fees as of March 31, 2001 and December 31, 2000, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

3. STOCKHOLDERS' EQUITY

     The Company effectuated a 1 to 6 reverse stock split on January 7, 2000. All share numbers and per share amounts in the Company's consolidated financial statements reflect the reverse split.

4. SUBSEQUENT EVENT

     In May 2001, the Company signed a lease amended for an additional 20,000 square feet of space in its existing location. In addition, the amendment extends the term of the currently occupied space through September 2011. At May 10, 2001, the minimum annual rental commitments under the operating lease are as follows:

Remainder of 2001...........................................  $ 1,268,000
2002........................................................    2,718,000
2003........................................................    2,778,000
2004........................................................    2,781,000
2005........................................................    2,789,000
2006 to September 2011......................................   19,630,000
                                                              -----------
Total minimum payments required.............................  $31,964,000
                                                              ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     BKF Capital Group, Inc. ("BKF") operates entirely through John A. Levin & Co., Inc., an investment adviser registered with the U.S. Securities and Exchange Commission that was acquired by BKF in June 1996. The investment adviser is a wholly owned subsidiary of Levin Management Co., Inc., which in turn is a wholly owned subsidiary of BKF. Levin Management Co., Inc. and its subsidiaries are referred to collectively as "Levco." Levco specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Most accounts are managed pursuant to a large cap value strategy; Levco also offers an event-driven alternative investment product as well as other more specialized investment programs.

     Levco acts as the managing general partner of a number of investment partnerships and also acts as an adviser to private investment funds organized outside the United States.

     With respect to accounts managed pursuant to its large cap value strategy, Levco generally receives advisory fees based on a percentage of the market value of assets under management, including market appreciation or depreciation and client contributions and withdrawals. With respect to private investment funds and separate accounts managed pursuant to similar strategies, Levco is generally entitled to receive both a fixed management fee based on a percentage of the assets under management and a share of net profits.

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

     At March 31, 2001, assets under management were $11.71 billion, up from $8.77 billion a year earlier. Following is a comparison of Levco assets under management (in millions) as defined by product and client type:

                                                          MARCH 31, 2001    MARCH 31, 2000
                                                          --------------    --------------
Institutional...........................................     $ 4,939            $4,184
Non-institutional.......................................       1,997             1,977
Event Driven............................................       1,135               732
Private Investment Funds................................         230               136
Wrap....................................................       3,370             1,738
                                                             -------            ------
TOTAL...................................................     $11,671            $8,767
                                                             =======            ======

     Levco also has a wholly-owned broker-dealer subsidiary that clears through Correspondent Services Corporation, a UBS PaineWebber company, on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

     The following discussion and analysis of the results of operations is based on the actual and pro forma Consolidated Statements of Income and Consolidated Statements of Financial Condition for BKF Capital Group, Inc. and Subsidiaries. In light of the evolution of BKF from a closed-end management investment company to a holding company whose primary asset is the investment management business of Levco, pro forma statements of operations and cash flows have been included in Part I -- Item 1 of this Quarterly Report on Form 10-Q in order to provide meaningful comparisons of financial information for the period ended March 31, 2000. Management has not included a discussion of historical financial results of BKF as a closed-end management investment company since it completed the distribution of substantially all of its assets on January 7, 2000 pursuant to a Plan of Distribution of Assets approved by shareholders on August 19, 1999 and ceased to be registered as an investment company on April 18, 2000.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Part II -- Other Information."

PRO FORMA RESULTS OF OPERATIONS

  Three Months Ended March 31, 2001 as Compared to Three Months Ended March 31, 2000.

     Revenues

     Total revenues for the first quarter of 2001 rose to $20.27 million, reflecting an increase of 32.7% from the $15.27 million in revenues generated in the same period in 2000. This increase was mostly attributable to (i) a 45.4% increase in investment advisory fees (excluding incentive fees) from $9.58 million to $13.94 million and (ii) a 10.9% increase in incentive fees from $5.24 million to $5.81 million. The increase in investment advisory fees is primarily attributable to the increase in assets under management in the large cap value strategy, which experienced a significant increase in assets managed in wrap fee programs, and in the event driven product. The increase in incentive fees is primarily attributable to the increase in assets under management in the event driven product. Due to changes in agreements relating to private investment funds managed by Levco, a portion of the incentive fees and general partner incentive allocations formerly received by BKF were owed by the funds directly to employee controlled entities in 2001 and are not included in BKF revenues. Certain expenses relating to these incentive fees and allocations, including employee compensation expense and third party marketing fees, are also being assumed by these employee controlled entities, resulting in there being no impact on the net income of BKF. These changes with respect to the private investment funds were mutually agreed upon by Levco and the employee controlled entities and subject to review by the board of directors of BKF. In the first quarter of 2001, the incentive fees and general partner incentive allocations owed to such employee controlled entities totaled $3.97 million. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal.

     Commission income generated by the broker-dealer business rose 16.2% from $449,000 to $522,000.

     Expenses

     Total expenses for the first quarter of 2001 rose 35.5% from $13.52 million to $18.32 million. The largest component of this increase was a 48.6% increase in compensation expense, which went from $8.12 million to $12.07 million. This increase in compensation expense is attributable to the increase in revenues and the implementation of the revised compensation guidelines approved by the Compensation Committee in the third quarter of 2000. Prior to the approval of the revised guidelines, a certain percentage of bonus compensation was to have been paid in the form of equity-based instruments such as stock options and restricted stock units. This bonus compensation was not reflected as an expense in the first quarter of 2000 due to vesting requirements. Under the revised guidelines, this portion of compensation is now being paid in cash and is therefore included in expense for the first quarter of 2001. In addition, under the revised guidelines, compensation expense as a percentage of pre-tax, pre-compensation profits increased, beginning in 2001. Had the revised guidelines been applied in the first quarter of 2000, employee compensation and benefits expense in that quarter would have been $9.25 million. Compensation expenses in the first quarter of 2001 do not reflect the amounts received by BKF employees through their interests in employee controlled vehicles that are paid incentive fees or receive general partners allocations from private investment funds. Such funds were owed $3.97 million in incentive fees and general partner incentive allocations as of the conclusions of the first quarter of 2001.

     Other operating expenses of BKF rose 61.1% from $1.88 million to $3.03 million, primarily reflecting an increase in referral fees paid to third parties, reimbursements to certain client accounts in connection with trading activities, and an increase in telecommunications and portfolio management software expenses related to the increase in the number of wrap fee accounts.

     On May 10, 2001, BKF entered into a lease amendment providing it with an additional 20,231 square feet in its current location. This lease amendment will result in an additional annual expense of approximately $1.3 million, part of which may be offset through the subleasing of unused space.

     Operating Income

     Operating income for the first quarter of 2001 rose 11.0% from $1.76 million to $1.95 million, reflecting the increase in revenues, which exceeded the increase in expenses.

     Gain (Loss) on Investments

     In the first quarter of 2001, BKF had a net realized and unrealized gain on investments of $9,000 derived from the BKF portfolios established in the fourth quarter of 2000 to seed Levco's small cap, small/mid cap and financial services long only products. In the first quarter of 2000, BKF realized a non-cash loss of $223,000 through the permanent write down of a historical private placement position that had been part of BKF's portfolio when it was an investment company. This net loss was comprised of a write down of the position from $1,000,000 to $599,000, and the accrual of $178,000 in interest with respect to the investment that is reflected in the interest income for the first quarter of 2000. Net realized and unrealized loss on investments at March 31, 2000 also included $21,000 received as part of a class action settlement relating to a position held in BKF's portfolio when it was an investment company.

     Interest Income

     Interest income increased by 13.6%, from $316,000 to $359,000, reflecting increased cash levels generated by operations.

     Income Taxes

     The 12.8% increase in the provision for income taxes to $2.47 million in the first quarter of 2001 from $2.19 million in the first quarter of 2000 primarily reflects the increase in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 50% (before amortization) was used to make the determination with respect to the provision for taxes at March 31, 2001, while an effective tax rate of 47% (before amortization) was used to calculate the provision for taxes at March 31, 2000. The differential in tax rates is due to state allocations.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of March 31, 2001 consist primarily of cash, short term investments and advisory fees receivable.

     BKF has historically met its cash and liquidity needs through cash generated by operating activities. At March 31, 2001, BKF had cash and cash equivalents of $24.27 million, compared to $22.27 million at December 31, 2000. This increase in cash and cash equivalents reflects the collection of receivables and the annual withdrawal of general partner incentive allocations from the investment partnerships, which were partially offset by the payment of cash bonuses in 2001 which were accrued in 2000. The decrease in investment advisory fees receivable from $27.84 million at December 31, 2000 to $16.84 million at March 31, 2001 primarily reflects the receipt of incentive fees earned in 2000. The decrease in investments in affiliated investment partnerships from $11.86 million at December 31, 2000 to $3.64 million at March 31, 2001 reflects the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2000, which was partially offset by the accrual of incentive allocations for the three month period ended March 31, 2001. The accrual of general partner incentive allocations for the first quarter of 2001 does not reflect general partner incentive allocations recorded directly to employee controlled entities.

     In the fourth quarter of 2000, BKF committed approximately $3.0 million to seed Levco's small cap, small/mid cap and financial services long only equity value products. The 6.0% increase in investments in securities primarily reflects the increased percentage of such allocations invested by Levco's portfolio managers, as cash levels maintained in the portfolios are not included in investments in securities.

     Accrued expenses decreased by 22.0% to $2.64 million from $3.39 million, principally as the result of the payment of accrued third party marketing fees that were contingent on the receipt of incentive fees and general partner incentive allocations. The decrease in accrued bonuses from $28.06 million to $8.27 million reflects the payment of 2000 bonuses, which was partially offset by the accrual for 2001 bonuses. The increase in income taxes payable from $377,000 to $1.79 million reflects the utilization of a realized capital loss of $1.13 million in the first quarter of 2000.

     Other liabilities declined 48.8% from $974,000 to $499,000. Such liabilities include amounts due with regard to pending trades in the seed capital portfolios, and the decline is primarily attributable to the difference in the amount of pending trades on such dates.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. BKF has no material commitments for capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues. Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven strategy, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. Because BKF has no indebtedness, is primarily in the asset management business and manages equity portfolios, changes in interest rates, foreign currency exchange rates, commodity prices or other market rates or prices impact BKF only to the extent they are reflected in the equity markets.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Reform Act. For those statements, BKF claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF's current expectations and are susceptible to a number of risks, uncertainties and other factors, and BKF's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability of qualified personnel; the performance of the securities markets and of value stocks in particular; the investment performance of client accounts; the retention of significant client and/or distribution relationships; competition; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred to in this document and in BKF's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF's control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF's policy generally not to make any specific projections as to future earnings, and BKF does not endorse any projections regarding future performance that may be made by third parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K

     None

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

                                          BKF CAPITAL GROUP, INC.

                                          By:       /s/ JOHN A. LEVIN
                                            ------------------------------------
                                                       John A. Levin
                                             Chairman, Chief Executive Officer
                                                        and President

                                          By:      /s/ GLENN A. AIGEN
                                            ------------------------------------
                                                       Glenn A. Aigen
                                              Senior Vice President and Chief
                                                      Financial Officer

Date: May 14, 2001