Form 10-Q
period 2001-06-30
BKF CAPITAL GROUP INC
filed 2001-08-14
CIK 9235

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

          ------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]  No  [ ]

     As of July 31, 2001, 6,566,685 shares of the registrant's common stock, $1.00 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)     (AUDITED)
ASSETS
Cash and cash equivalents...................................   $ 28,656        $ 22,268
Investment advisory fees receivable.........................     23,198          27,842
Investments in securities, at value (cost $3,251 and $2,489,
  respectively).............................................      3,658           2,622
Prepaid expenses and other current assets...................      2,286           2,339
Prepaid income taxes........................................        762              --
Investments in affiliated partnerships......................     10,370          11,860
Fixed assets (net of accumulated depreciation of $2,330 and
  $2,316, respectively).....................................      3,274           3,070
Other assets................................................        617             703
Deferred tax asset..........................................      5,041           6,708
Goodwill....................................................     23,363          23,363
Employment contracts........................................         --          23,363
Investment advisory contracts...............................     70,088          70,088
Accumulated amortization....................................    (42,831)        (60,977)
                                                               --------        --------
  Total assets..............................................   $128,482        $133,249
                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................   $  3,021        $  3,390
Accrued bonuses.............................................     22,988          28,056
Accrued incentive compensation..............................        571             321
Income taxes payable........................................         --             377
Other liabilities...........................................        395             974
                                                               --------        --------
  Total liabilities.........................................     26,975          33,118
                                                               --------        --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 and
  60,000,000 shares, respectively; issued and
  outstanding -- 6,556,853 and 6,518,665 shares,
  respectively..............................................      6,557           6,519
Additional paid-in capital..................................     63,008          62,227
Retained earnings...........................................     31,942          31,385
                                                               --------        --------
  Total stockholders' equity................................    101,507         100,131
                                                               --------        --------
Total liabilities and stockholders' equity..................   $128,482        $133,249
                                                               ========        ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                                            SIX MONTHS ENDED
                                               THREE MONTHS ENDED               JUNE 30,
                                                    JUNE 30,            ------------------------
                                            ------------------------                  PRO FORMA
                                               2001        2000(A)         2001        2000(B)
                                            ----------    ----------    ----------    ----------
REVENUES:
Investment advisory fees..................  $   14,909    $   10,860    $   28,848    $   20,444
Incentive fees............................       7,465         5,712        17,244        10,952
Commission income -- net..................         553           334         1,074           783
                                            ----------    ----------    ----------    ----------
  Total revenues..........................      22,927        16,906        47,166        32,179
                                            ----------    ----------    ----------    ----------
EXPENSES:
Employee compensation and benefits........      15,373         9,880        31,293        17,999
Occupancy & equipment rental..............         654           551         1,269         1,094
Other operating expenses..................       2,950         1,850         6,094         3,729
Amortization of intangibles...............       2,609         2,385         5,218         2,385
                                            ----------    ----------    ----------    ----------
  Total expenses..........................      21,586        14,666        43,874        25,207
                                            ----------    ----------    ----------    ----------
Operating income..........................       1,341         2,240         3,292         6,972
Other income (expense):
Net realized and unrealized gain (loss) on
  investments.............................         683            --           693          (380)
Interest and dividend income..............         305           319           664           635
Interest expense..........................          (8)          (17)          (18)          (33)
                                            ----------    ----------    ----------    ----------
Income before taxes and cumulative effect
  of change in accounting principle.......       2,321         2,542         4,631         7,194
                                            ----------    ----------    ----------    ----------
Income taxes..............................       2,214         2,280         4,604         4,466
Deferred tax (benefit)....................        (608)           --          (530)       (5,170)
Valuation allowance.......................          --            --            --         5,170
                                            ----------    ----------    ----------    ----------
Income before cumulative effect of change
  in accounting principle.................         715           262           557         2,728
                                            ----------    ----------    ----------    ----------
Cumulative effect to April 18, 2000 of
  change in accounting principle..........          --       (53,374)           --       (53,374)
                                            ----------    ----------    ----------    ----------
Net income (loss).........................  $      715    $  (53,112)   $      557    $  (50,646)
                                            ==========    ==========    ==========    ==========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                                                            SIX MONTHS ENDED
                                               THREE MONTHS ENDED               JUNE 30,
                                                    JUNE 30,            ------------------------
                                            ------------------------                  PRO FORMA
                                               2001        2000(A)         2001        2000(B)
                                            ----------    ----------    ----------    ----------
Basic earnings (loss) per share(c):
Income before cumulative effect of
  accounting change.......................  $     0.11    $     0.04    $     0.09    $     0.42
Cumulative effect of accounting change....          --         (8.21)           --         (8.21)
                                            ----------    ----------    ----------    ----------
Net income (loss).........................  $     0.11    $    (8.17)   $     0.09    $    (7.79)
                                            ==========    ==========    ==========    ==========
Diluted earnings (loss) per share(c):
Income before cumulative effect of
  accounting change.......................  $     0.10    $     0.04    $     0.08    $     0.42
Cumulative effect of accounting change....          --         (8.21)           --         (8.21)
                                            ----------    ----------    ----------    ----------
Net income (loss).........................  $     0.10    $    (8.17)   $     0.08    $    (7.79)
                                            ==========    ==========    ==========    ==========
Weighted average shares outstanding(c)
Basic.....................................   6,532,320     6,504,852     6,525,530     6,504,852
                                            ==========    ==========    ==========    ==========
Diluted...................................   7,358,347     6,504,852     7,339,227     6,504,852
                                            ==========    ==========    ==========    ==========

---------------
(a) BKF Capital Group, Inc. (the former registered investment company) had no operations for the period April 1, 2000 to April 18, 2000.

(b) Pro forma results have been adjusted to exclude the investment company specific income and expenses of BKF Capital Group, Inc. for the period January 1, 2000 to April 18, 2000 of interest income ($228) and interest expense ($406).

(c) Calculation reflects the reverse stock split (which was effectuated January 7, 2000).

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                              --------------------------------
                                                                        PRO FORMA   HISTORICAL
                                                               2001       2000       2000(A)
                                                              -------   ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $   557   $(50,646)   $ (53,318)
Adjustments to reconcile net income (loss) to net cash
  provided by operations:
  Depreciation and amortization(b)..........................    5,645     56,159       55,961
  Stock based compensation..................................      316        250          125
  Tax benefit related to employee compensation plans........      315         --           --
  Unrealized loss on marketable securities..................      245         --           --
  Realized loss on investments..............................       --        108          401
  Changes in operating assets and liabilities:
    (Increase) decrease in investment advisory fees
      receivable............................................    4,644     (2,860)      (3,719)
    Decrease in prepaid expenses and other current assets...      133        740          712
    (Increase) decrease in investments in affiliated
      investment partnerships...............................    1,490        913       (2,203)
    (Increase) in investments in securities.................   (1,281)        --           --
    Decrease in deferred income taxes.......................    1,667         --           --
    Decrease in other assets................................       86        279          137
    (Decrease) in accrued expenses and accounts payable.....     (368)    (2,529)      (2,202)
    Increase (decrease) in accrued bonuses..................   (5,068)    (1,951)       6,658
    (Decrease) in other liabilities.........................     (415)        --           --
    Increase (decrease) in income taxes
      payable/receivable....................................   (1,139)       631         (659)
                                                              -------   --------    ---------
Net cash provided by operating activities...................    6,827      1,094        1,893
                                                              -------   --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................     (633)      (183)         (35)
Proceeds from sale of investments...........................       --        892          599
Cash from previously unconsolidated subsidiary..............       --         --       11,873
                                                              -------   --------    ---------
Net cash provided by (used in) investing activities.........     (633)       709       12,437
                                                              -------   --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................     (164)      (163)         (81)
Issuance of common stock....................................      358         --           --
Cash included in deemed contribution........................       --        178           --
Dividends and capital gain distributions....................       --         --     (480,058)
                                                              -------   --------    ---------
Net cash provided by (used in) financing activities.........      194         15     (480,139)
                                                              -------   --------    ---------
Net increase (decrease) in cash and cash equivalents........    6,388      1,818     (465,809)
Cash and cash equivalents at the beginning of the period....   22,268     14,361      481,988
                                                              -------   --------    ---------
Cash and cash equivalents at the end of the period..........  $28,656   $ 16,179    $  16,179
                                                              =======   ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $    19   $     33    $      22
                                                              =======   ========    =========
Cash paid for taxes.........................................  $ 5,101   $  3,907    $   2,992
                                                              =======   ========    =========

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

(b) Includes cumulative effect of change in accounting principle in 2000.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     Prior to April 18, 2000, BKF operated under the Investment Company Act of 1940 as a non-diversified closed-end management investment company. In August 1999, the Board of Directors and shareholders of BKF adopted and implemented a Plan for Distribution of Assets ("Plan"), pursuant to which substantially all of BKF's investment securities were sold. The cash proceeds, as well as shares of Consolidated-Tomoka Land Company ("CTO"), were subsequently distributed to shareholders by January 7, 2000. The Company received a deregistration order from the Securities and Exchange Commission ("SEC") on April 18, 2000, effectively completing its evolution from an investment company to a holding company whose primary business now operates through a wholly owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to a "Levco." As of April 2000, financial reporting of BKF reflects Levco on a consolidated basis. The Company trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol "BKF".

     The Pro Forma Consolidated Statement of Income for the six month period ended June 30, 2000 presents the historical results of BKF and Levco giving effect to the following pro forma adjustments:

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

     The Pro Forma Consolidated Statement of Cash Flows for the period ended June 30, 2000, reflects the pro forma cash flows of the combined companies as if BKF had received its deregistration order effective January 1, 2000. BKF and Levco financial information is being presented on a consolidated basis.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

     The Company will file consolidated federal, state and local income tax returns for the year ended December 31, 2000. Prior to April 18, 2000, BKF was a Regulated Investment Company ("RIC"), which distributed all of its income. It generally was not subject to income taxes and, therefore, no tax provision was previously recorded. Levco, an operating company, is subject to federal, state and local taxes on income. The Pro Forma Consolidated Statement of Income for the six month period ended June 30, 2000 reflects a tax provision based upon the pro forma consolidated results of operations.

INTANGIBLE ASSETS

     The costs in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, employment contracts, and investment advisory contracts in the Consolidated Statements of Financial Condition at June 30, 2001 and December 31, 2000. Goodwill is amortized straight line over 15 years and investment contracts over 10 years. Employment contracts were amortized over the life of the contract. Whereas the Pro Forma Consolidated Financial Statements reflect these intangible assets under the purchase accounting method, the retroactive income effect of recasting this transaction was recorded in the quarter ended June 30, 2000 as a one-time change in accounting principle charge to income for all accumulated amortization from June 1996 through April 18, 2000.

EARNINGS PER SHARE

     The Company has not presented historical earnings per share for the three and six month periods ended June 30, 2000 due to the significant changes in its operations, which are not reflected in the historical statements. BKF, as a registered investment company, presented its net asset value ("NAV") per share. The pro forma earnings per share are shown using the actual BKF shares outstanding (adjusted for the 1 to 6 reverse stock split effectuated in January
2000).

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the total of the weighted average number of shares of common stock

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

outstanding and common stock equivalents. Diluted earnings (loss) per share is computed using the treasury stock method.

     The following table sets forth the computation of basic and diluted earnings per share (all amounts in thousands, except share and per share data):

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED JUNE 30,
                                                         JUNE 30,           -------------------------
                                                  -----------------------                  PRO FORMA
                                                     2001         2000         2001          2000
                                                  ----------   ----------   -----------   -----------
Income (loss) before cumulative effect of
  accounting change.............................  $      715   $      262   $      557    $    2,728
Cumulative effect of accounting change..........          --      (53,374)          --       (53,374)
                                                  ----------   ----------   ----------    ----------
Net income (loss)...............................  $      715   $  (53,112)  $      557    $  (50,646)
                                                  ==========   ==========   ==========    ==========

Basic weighted-average shares outstanding.......   6,532,320    6,504,852    6,525,530     6,504,852
  Dilutive potential shares from stock options
     and RSU's..................................     826,027           --      813,697            --
                                                  ----------   ----------   ----------    ----------
Diluted weighted-average shares outstanding.....   7,358,347    6,504,852    7,339,227     6,504,852
                                                  ==========   ==========   ==========    ==========

Basic earnings (loss) per share:
  Income (loss) before cumulative effect of
     accounting change..........................  $     0.11   $     0.04   $     0.09    $     0.42
  Cumulative effect of accounting change........          --        (8.21)          --         (8.21)
                                                  ----------   ----------   ----------    ----------
  Net income (loss).............................  $     0.11   $    (8.17)  $     0.09    $    (7.79)
                                                  ==========   ==========   ==========    ==========

Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of
     accounting change..........................  $     0.10   $     0.04   $     0.08    $     0.42
  Cumulative effect of accounting change........          --        (8.21)          --         (8.21)
                                                  ----------   ----------   ----------    ----------
  Net income (loss).............................  $     0.10   $    (8.17)  $     0.08    $    (7.79)
                                                  ==========   ==========   ==========    ==========

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

2. INCENTIVE FEES AND ALLOCATIONS

     Investment advisory fees receivable and investments in affiliated partnerships include approximately $8.9 million and $4.7 million of accrued incentive fees and allocations as of June 30, 2001 for which the full contract measurement period has not been reached. Incentive fees and allocations for the six months ended June 30, 2001 include approximately $7.5 million payable directly to employee controlled entities. The Company has provided for the applicable expenses relating to this revenue. If the incentive fees and allocations are not ultimately realized, a substantial portion of the related accrued expenses will be reversed. The consolidated financial statements for the quarter ended March 31, 2001 did not reflect incentive fees, allocations and related expenses of $4.0 million, which had no effect on net income or net income per share.

3. STOCKHOLDERS' EQUITY

     The Company effectuated a 1 to 6 reverse stock split on January 7, 2000. All share numbers and per share amounts in the Company's consolidated financial statements reflect the reverse split.

     The Company adopted a Share Purchase Rights Plan on May 29, 2001 (the "Rights Plan"). The Rights Plan was implemented by declaring a dividend, distributable to stockholders of record on June 18, 2001. With certain exceptions, the rights become exercisable if a person or group acquires 10% or more of the Company's outstanding common stock. Such an acquisition causes each right to be adjusted to permit the holder (other than such person or any member of such group) to buy a number of additional shares of Common Stock of the Company having a market value of twice the exercise price of the rights. In addition, if the Company is involved in a merger or other business combination at any time after a person or group has acquired 10% or more of the Company's shares, the Rights will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right. Rights held by the acquiring person or group become void. The Company may also redeem the rights for $.01 per right or may exchange each right for one share of common stock, subject to restrictions set forth in the Rights Plan. The rights will expire on June 17, 2011.

4. INCOME TAXES

     In the second quarter of 2001, the company filed a carryback claim for the excess capital losses realized during the year ended December 31, 2000. The receipt of the tax refund resulted in the reduction of the deferred tax asset as of June 30, 2001.

5. COMMITMENT

     The Company has office space obligations that require monthly payments plus escalations through September 2011. At June 30, 2001, the minimum annual rental commitments under the operating lease are as follows:

Remainder of 2001...........................................  $   917,000
2002........................................................    2,718,000
2003........................................................    2,778,000
2004........................................................    2,781,000
2005........................................................    2,790,000
2006 to September 2011......................................   19,630,000
                                                              -----------
Total minimum payments required.............................  $31,614,000
                                                              ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     BKF Capital Group, Inc. ("BKF") operates entirely through John A. Levin & Co., Inc., an investment adviser registered with the U.S. Securities and Exchange Commission that was acquired by BKF in June 1996. The investment adviser is a wholly-owned subsidiary of Levin Management Co., Inc., which in turn is a wholly-owned subsidiary of BKF. Levin Management Co., Inc. and its subsidiaries are referred to collectively as "Levco." Levco specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Most accounts are managed pursuant to a large cap value strategy; Levco also offers an event-driven alternative investment product as well as other more specialized investment programs.

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

     At June 30, 2001, assets under management were $13.17 billion, up from $9.55 billion a year earlier. Following is a comparison of Levco assets under management (in millions) as defined by product and client type:

                                                             JUNE 30, 2001    JUNE 30, 2000
                                                             -------------    -------------
Institutional..............................................     $ 5,635          $4,495
Non-institutional..........................................       2,020           1,998
Event Driven...............................................       1,260             828
Private Investment Funds...................................         254             156
Wrap.......................................................       4,003           2,072
                                                                -------          ------
          TOTAL............................................     $13,172          $9,549
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

     The following discussion and analysis of the results of operations is based on the actual and pro forma Consolidated Statements of Income and Consolidated Statements of Financial Condition of BKF Capital Group, Inc. and Subsidiaries. In light of the evolution of BKF from a closed-end management investment company to a holding company whose primary asset is the investment management business of Levco, pro forma statements of operations and cash flows have been included in Part I -- Item 1 of this Quarterly Report on Form 10-Q in order to provide meaningful comparisons of financial information for the period ended June 30, 2000. Management has not included a discussion of historical financial results of BKF as a closed-end management investment company, as it completed the distribution of substantially all of its assets on January 7, 2000 pursuant to a Plan of Distribution of Assets approved by shareholders on August 19, 1999 and ceased to be registered as an investment company on April 18, 2000.

     Certain revenues and expenses not included in BKF's Consolidated Financial Statements for the quarter ended March 31, 2001 have been included in BKF's Consolidated Financial Statements for the quarter ended June 30, 2001 and will continue to be included in future financial statements. Incentive fees and general partner incentive allocations payable directly to employee owned and controlled entities ("Employee Entities") were not included in revenues for the first quarter, though such amounts were disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Such amounts payable to Employee Entities totaled $3.97 million. Had such amounts been included in first quarter revenues, first quarter revenues would have been $24.24 million. Similarly, had the $3.97 million in expenses borne by Employee Entities (which were disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations) been included in expenses for the first quarter, first quarter expenses would have been $22.29 million. Of the $3.97 million in expenses, $3.85 million would have been attributable to compensation expense, which would have been $15.92 million. The inclusion of revenues and expenses attributable to Employee Entities in the first quarter would not have affected the operating income for the quarter.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Part II -- Other Information."

PRO FORMA RESULTS OF OPERATIONS

  Three Months Ended June 30, 2001 as Compared to Three Months Ended June 30, 2000.

     Revenues

     Total revenues for the second quarter of 2001 rose to $22.93 million, reflecting an increase of 35.6% from the $16.91 million in revenues generated in the same period in 2000. This increase was mostly attributable to (i) a 37.3% increase in investment advisory fees (excluding incentive fees) from $10.86 million to $14.91 million and (ii) a 30.7% increase in incentive fees and general partner incentive allocations from $5.71 million to $7.47 million. The increase in investment advisory fees is primarily attributable to the increase in assets under management in the large cap value strategy, which experienced a significant increase in assets managed in wrap fee programs and for institutional clients, and in the event driven product. The increase in incentive fees is primarily attributable to the increase in assets under management in the event driven strategy as well as in other alternative strategies. Included in incentive fees is $3.57 million of incentive fees and general partner incentive allocations payable directly to Employee Entities. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

     Commission income generated by the broker-dealer business rose 65.6% from $334,000 in the second quarter of 2000 to $553,000 in the second quarter of 2001.

     Expenses

     Total expenses for the second quarter of 2001 rose 47.2% from $14.67 million in the second quarter of 2000 to $21.59 million. The largest component of this increase was a 55.6% increase in compensation expense, which increased from $9.88 million to $15.37 million. This increase in compensation expense is attributable to the increase in revenues and the implementation of the revised compensation guidelines approved by BKF's Compensation Committee in the third quarter of 2000. Prior to the approval of the revised guidelines, a certain percentage of bonus compensation was to have been paid in the form of equity-based instruments such as stock options and restricted stock units. This bonus compensation was not reflected as an expense in the second quarter of 2000 due to vesting requirements. Under the revised guidelines, this portion of compensation is paid in cash and is therefore included as an expense. In addition, under the revised guidelines, compensation expense as a percentage of pre-tax, pre-compensation profits increased, beginning in 2001. Had the revised guidelines been applied in the second quarter of 2000, employee compensation and benefits expense in that quarter would have been $10.59 million. Compensation expense in the second quarter of 2001 includes $3.43 million payable directly to employees through their interests in Employee Entities. All compensation expense related to accrued incentive fees or general partner incentive allocations is subject to reversal if the incentive fees or general partner incentive allocations are not ultimately realized.

     Other operating expenses of BKF rose 59.5% from $1.85 million in the second quarter of 2000 to $2.95 million in the second quarter of 2001, primarily reflecting an increase in (i) consulting fees and (ii) communications and portfolio management software expenses related to the increase in the number of wrap fee accounts. Other operating expenses in the second quarter of 2001 include $139,000 in third party referral fees borne by Employee Entities.

     During the second quarter of 2001, BKF entered into a lease amendment providing it with an additional 20,231 square feet in its current location. This lease amendment will result in an additional annual expense of approximately $1.30 million commencing in the third quarter of 2001.

     Operating Income

     Operating income for the second quarter of 2001 declined 40.1% from $2.24 million in the second quarter of 2000 to $1.34 million, reflecting the increase in expenses, which exceeded the increase in revenues. Excluding the amortization of intangibles expense, operating income was $3.95 million for the second quarter of 2001, down from $4.63 million in the year earlier period.

     Gain (Loss) on Investments

     In the second quarter of 2001, BKF had a net realized and unrealized gain on investments of $683,000 derived primarily from the BKF portfolios established in the fourth quarter of 2000 to seed Levco's small cap, small/mid cap and financial services long only products. Also contributing to the gain was a payment of $212,000 received by BKF in connection with the settlement of the NASDAQ class action lawsuit based on BKF's trading activities as an investment company during the periods covered by the lawsuit.

     Interest Income

     Interest income decreased by 4.3%, from $319,000 in the second quarter of 2000 to $305,000 in the second quarter of 2001, reflecting the decrease in interest rates.

     Income Taxes

     The 2.9% decrease in the provision for income taxes from $2.28 million in the second quarter of 2000 to $2.21 million in the second quarter of 2001 primarily reflects the decrease in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 46.5% (before amortization) was used to make the determination with respect to the provision for taxes at June 30, 2001, while an effective tax rate of 47% (before amortization) was used to calculate the provision for taxes at June 30, 2000. The differential in tax rates is due to state allocations.

  Six Months Ended June 30, 2001 as Compared to Six Months Ended June 30, 2000.

     Revenues

     Total revenues for the first six months of 2001 rose to $47.17 million, reflecting an increase of 46.6% from the $32.18 million in revenues generated in the same period in 2000. This increase was mostly attributable to (i) a 41.1% increase in investment advisory fees (excluding incentive fees) from $20.44 million to $28.85 million and (ii) a 57.4% increase in incentive fees and general partner incentive allocations from $10.95 million to $17.24 million. The increase in investment advisory fees is primarily attributable to the increase in assets under management in the large cap value strategy, which experienced a significant increase in assets managed in wrap fee programs and for institutional clients, and in the event driven product. The increase in incentive fees is primarily attributable to the increase in assets under management in the event driven strategy as well as in other alternative strategies. Included in incentive fees is $7.54 million of incentive fees and general partner incentive allocations payable directly to Employee Entities, of which $3.97 million, attributable to the first quarter of 2001, was not included in BKF's Consolidated Financial Statements for the quarter ended March 31, 2001. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

     Commission income generated by the broker-dealer business rose 37.2% from $783,000 in the first six months of 2000 to $1.07 million in the first six months of 2001.

     Expenses

     Total expenses for the first six months of 2001 rose 74.1% from $25.21 million to $43.87 million. The largest component of this increase was a 73.9% increase in compensation expense, which rose from $18.00 million to $31.29 million. This increase in compensation expense is attributable to the increase in revenues and the implementation of the revised compensation guidelines approved by the Compensation Committee in the third quarter of 2000. Prior to the approval of the revised guidelines, a certain percentage of bonus compensation was to have been paid in the form of equity-based instruments such as stock options and restricted stock units. This bonus compensation was not reflected as an expense in the first half of 2000 due to vesting requirements. Under the revised guidelines, this portion of compensation is paid in cash and is therefore included as an expense. In addition, under the revised guidelines, compensation expense as a percentage of pre-tax, pre-compensation profits increased, beginning in 2001. Had the revised guidelines been applied in the first half of 2000, employee compensation and benefits expense in that period would have been $19.84 million. Compensation expense in the first half of 2001 includes $7.28 million payable directly to employees through their interests in Employee Entities, of which $3.85 million, attributable to the first quarter of 2001, was not included in BKF's Consolidated Financial Statements for the quarter ended March 31, 2001. All compensation expense related to accrued incentive fees or general partner incentive allocations is subject to reversal if the incentive fees or general partner incentive allocations are not ultimately realized.

     Other operating expenses of BKF rose 63.4% from $3.73 million in the first six months of 2000 to $6.09 million in the first six months of 2001, primarily reflecting an increase in (i) referral fees paid to third parties, (ii) consulting fees, (iii) reimbursements to certain client accounts in connection with trading activities, and (iv) communications and portfolio management software expenses related to the increase in the number of wrap fee accounts. Other operating expenses in the first six months of 2001 include $256,000 in third party referral fees borne by Employee Entities.

     The increase in amortization of intangibles expense from $2.39 million to $5.22 million for the six month period ended June 30th is primarily attributable to the fact that the amortization expense in 2000 did not reflect the period from January 1, 2000 through April 18, 2000, since the amortization attributable to this period was included in the cumulative effect of change in accounting principle that was recorded on April 18, 2000.

     Operating Income

     Operating income for the first six months of 2001 declined 52.8% from $6.97 million in the first six months of 2000 to $3.29 million, reflecting the increase in expenses, which exceeded the increase in revenues. Excluding the amortization of intangibles expense, operating income was $8.51 million for the first half of 2001, down from $9.36 million in the year earlier period.

     Gain (Loss) on Investments

     In the first six months of 2001, BKF had a net realized and unrealized gain on investments of $693,000 derived primarily from the BKF portfolios established in the fourth quarter of 2000 to seed Levco's small cap, small/mid cap and financial services long only products. Also contributing to the gain was a payment of $212,000 received by BKF in connection with the settlement of the NASDAQ class action lawsuit based on BKF's trading activities as an investment company during the periods covered by the lawsuit. In the first quarter of 2000, BKF realized a non-cash loss of $223,000 through the permanent write down of a historical private placement position that had been part of BKF's portfolio when it was an investment company. This net loss was comprised of a write down of the position from $1,000,000 to $599,000, and the accrual of $178,000 in interest with respect to the investment that was reflected in the interest income for the first quarter of 2000. Net realized and unrealized loss on investments for the 2000 period also included $21,000 received as part of a class action settlement relating to a position held in BKF's portfolio when it was an investment company.

     Interest Income

     Interest income increased by 4.6%, from $635,000 in the first six months of 2000 to $664,000 in the first six months of 2001, as increased cash levels generated by operations were partly offset by declining interest rates.

     Income Taxes

     The 3.1% increase in the provision for income taxes from $4.47 million in the first six months of 2000 to $4.60 million in the first six months of 2001 primarily reflects the increase in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 46.5% (before amortization) was used to make the determination with respect to the provision for taxes at June 30, 2001, while an effective tax rate of 47% (before amortization) was used to calculate the provision for taxes at June 30, 2000. The differential in tax rates is due to state allocations.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of June 30, 2001 consist primarily of cash, short term investments and advisory fees receivable.

     BKF has historically met its cash and liquidity needs through cash generated by operating activities. At June 30, 2001, BKF had cash and cash equivalents of $28.66 million, compared to $22.27 million at December 31, 2000. This increase in cash and cash equivalents reflects the collection of receivables and the annual withdrawal of general partner incentive allocations from the investment partnerships managed by Levco, which were partially offset by the payment of cash bonuses in 2001 which were accrued in 2000. BKF also received (i) $358,000 in cash as the result of the exercise of employee stock options and (ii) a tax refund of $2.20 million relating to the carryback of a capital loss derived from a private placement investment made by BKF when it was a registered investment company. The decrease in investment advisory fees receivable from $27.84 million at December 31, 2000 to $23.20 million at June 30, 2001 primarily reflects the receipt of incentive fees earned in 2000. Investment advisory fees receivable at June 30, 2001 includes incentive fees accrued in 2001 directly to Employee Entities. The decrease in investments in affiliated investment partnerships from $11.86 million at December 31, 2000 to $10.37 million at June 30, 2001 reflects the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2000, which was partially offset by the accrual of incentive allocations for the six month period ended June 30, 2001 and the investment by BKF of $3.0 million to support limited partnerships being developed by Levco. In accruing general partner incentive allocations for the first six months of 2001, general partner incentive allocations recorded directly to Employee Entities were included.

     The 39.5% increase in investments in securities from $2.62 million to $3.66 million primarily reflects (i) the contribution of $500,000 to a private investment vehicle being developed by Levco and (ii) the net appreciation on investments made to seed Levco's small cap, small/mid cap and financial services long only equity products. In addition, on July 1, 2001, BKF made an investment of $3.0 million in a newly launched private investment vehicle pursuing an alternative investment strategy.

     Accrued expenses decreased by 10.9% to $3.02 million at June 30, 2001 from $3.39 million at December 31, 2000, principally as the result of the payment of accrued third party marketing fees that were contingent on the receipt of incentive fees and general partner incentive allocations. The decrease in accrued bonuses from $28.06 million at December 31, 2000 to $22.99 million at June 30, 2001 reflects the payment of 2000 bonuses, which was partially offset by the accrual for 2001 bonuses (including compensation accrued with respect to Employee Entities). The decrease in income taxes payable from $377,000 at December 31, 2000 to zero at June 30, 2001 reflects the timing of tax payments and the income tax benefit derived from the exercise of employee stock options.

     Other liabilities declined 59.4% from $974,000 at December 31, 2000 to $395,000 at June 30, 2001. Such liabilities include amounts due with regard to pending trades in the seed capital portfolios, and the decline is primarily attributable to the difference in the amount of pending trades on such dates.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. BKF has no material commitments for capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues. Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven strategy, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. Because BKF is primarily in the asset management business and manages equity portfolios, changes in interest rates, foreign currency exchange rates, commodity prices or other market rates or prices impact BKF only to the extent they are reflected in the equity markets.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     BKF adopted a Share Purchase Rights Plan on May 29, 2001 (the "Rights Plan"). The Rights Plan was implemented by declaring a dividend, distributable to stockholders of record on June 18, 2001. With certain exceptions, the rights become exercisable if a person or group acquires 10% or more of BKF's outstanding common stock. Such an acquisition causes each right to be adjusted to permit the holder (other than such person or any member of such group) to buy a number of additional shares of common stock of BKF having a market value of twice the exercise price of the rights. In addition, if BKF is involved in a merger or other business combinations at any time after a person or group has acquired 10% or more of BKF's shares, the rights will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right. Rights held by the acquiring person or group become void. BKF may also redeem the rights for $.01 per right or may exchange each right for one shares of common stock, subject to restrictions set forth in the Rights Plan. The rights will expire on June 17, 2011.

     For further details, please see BKF's Current Report on 8-K (along with the Rights Agreement attached to the Form 8-K) filed on June 11, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 24, 2001, BKF held its Annual Meeting of Stockholders. At the Annual Meeting, Anson M. Beard, Jr., Peter J. Solomon and Dean J. Takahashi were elected to serve as directors of BKF. J. Barton Goodwin, David D. Grumhaus, John
A. Levin, Burton G. Malkiel and James S. Tisch continued as directors following the Annual Meeting. At the Annual Meeting, the stockholders also approved proposal 2, reducing the authorized shares of common stock of BKF from 60 million to 15 million, proposal 3, amending and restating the BKF Capital Group, Inc. 1998 Incentive Compensation Plan, and proposal 4, ratifying the appointment of Ernst & Young LLP as BKF's independent auditors.

     The voting on the above matters is set forth below:

Proposal 1

NOMINEE                                                      VOTES FOR    VOTES WITHHELD
-------                                                      ---------    --------------
Anson M. Beard, Jr.........................................  5,845,977        29,039
Peter J. Solomon...........................................  5,846,892        28,124
Dean J. Takahashi..........................................  5,844,961        30,055

Proposal 2 -- There were 5,838,828 votes for, 24,253 votes against, and 11,933 abstentions.

Proposal 3 -- There were 3,384,156 votes for, 816,419 votes against, and 84,679 abstentions.

Proposal 4 -- There were 5,851,233 votes for, 12,762 votes against, and 11,021 abstentions.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
  NO.     DESCRIPTION
-------   -----------

3(i)      Amendment to Articles of Incorporation

4(i)      Rights Agreement dated as of June 8, 2001 between BKF and
          Mellon Investor Services LLC (as Rights Agent), incorporated herein by reference to Exhibit 4.1 to BKF's Current Report on Form 8-K dated June 11, 2001 (SEC File No. 1-10024).

 10.1     1998 Incentive Compensation Plan (as amended and restated on
          March 28, 2001), incorporated herein by reference to Exhibit
          B to BKF's Proxy Statement filed on April 24, 2001 (SEC File
          No. 1-10024).

 10.2     Fifth Amendment to Lease dated May 14, 2001

(b) Reports on Form 8-K

     BKF filed reports on Form 8-K on May 30, 2001 and June 11, 2001. Item 5 on each such Form 8-K was completed in connection with the adoption the Rights Plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BKF CAPITAL GROUP, INC.

                                          By: /s/    JOHN A. LEVIN
                                          --------------------------------------
                                                       John A. Levin
                                             Chairman, Chief Executive Officer
                                                       and President

                                          By: /s/   GLENN A. AIGEN
                                          --------------------------------------
                                                       Glenn A. Aigen
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: August 14, 2001