Form 10-Q
period 2001-09-30
BKF CAPITAL GROUP INC
filed 2001-11-14
CIK 9235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-10024

                             ---------------------

                            BKF CAPITAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-0767530
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

            ONE ROCKEFELLER PLAZA,                                 10020
              NEW YORK, NEW YORK                                 (Zip Code)
   (Address of principal executive offices)

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 (212) 332-8400

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

     As of October 31, 2001, 6,566,685 shares of the registrant's common stock, $1.00 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)     (AUDITED)
ASSETS
Cash and cash equivalents...................................    $ 38,977        $ 22,268
Investment advisory fees receivable.........................      25,062          27,842
Investments in securities, at value (cost $2,457 and $2,489,
  respectively).............................................       2,348           2,622
Prepaid expenses and other current assets...................       2,220           2,339
Prepaid income taxes........................................         462              --
Investments in affiliated partnerships......................      14,599          11,860
Fixed assets (net of accumulated depreciation of $2,554 and
  $2,316, respectively).....................................       3,129           3,070
Other assets................................................         621             703
Deferred tax asset..........................................       4,081           6,708
Goodwill....................................................      23,363          23,363
Employment contracts........................................          --          23,363
Investment advisory contracts...............................      70,088          70,088
Accumulated amortization....................................     (44,973)        (60,977)
                                                                --------        --------
          Total assets......................................    $139,977        $133,249
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $  3,824        $  3,390
Accrued bonuses.............................................      32,554          28,056
Accrued incentive compensation..............................         696             321
Income taxes payable........................................          --             377
Other liabilities...........................................         920             974
                                                                --------        --------
          Total liabilities.................................      37,994          33,118
                                                                --------        --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 and
  60,000,000 shares, respectively; issued and
  outstanding -- 6,566,685 and 6,518,665 shares,
  respectively..............................................       6,567           6,519
Additional paid-in capital..................................      63,115          62,227
Retained earnings...........................................      32,301          31,385
                                                                --------        --------
          Total stockholders' equity........................     101,983         100,131
                                                                --------        --------
Total liabilities and stockholders' equity..................    $139,977        $133,249
                                                                ========        ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                                            NINE MONTHS ENDED
                                                 THREE MONTHS ENDED           SEPTEMBER 30,
                                                    SEPTEMBER 30,        -----------------------
                                               -----------------------                PRO FORMA
                                                  2001         2000         2001       2000(A)
                                               ----------   ----------   ----------   ----------
                                                                  (UNAUDITED)
REVENUES:
Investment advisory fees.....................  $   15,437   $   11,711   $   44,285   $   32,155
Incentive fees...............................       5,804        6,717       23,047       17,669
Commission income -- net.....................         607          437        1,681        1,220
                                               ----------   ----------   ----------   ----------
          Total revenues.....................      21,848       18,865       69,013       51,044
                                               ----------   ----------   ----------   ----------
EXPENSES:
Employee compensation and benefits...........      14,683       13,549       45,976       31,548
Occupancy & equipment rental.................         712          604        1,981        1,698
Other operating expenses.....................       3,379        2,030        9,473        5,759
Amortization of intangibles..................       2,142        2,609        7,359        4,994
                                               ----------   ----------   ----------   ----------
          Total expenses.....................      20,916       18,792       64,789       43,999
                                               ----------   ----------   ----------   ----------
OPERATING INCOME.............................         932           73        4,224        7,045
Other income (expense):
Net realized and unrealized gain (loss) on
  investments................................         446           --        1,139         (380)
Interest and dividend income.................         345          309        1,009          944
Interest expense.............................         (10)         (14)         (28)         (47)
                                               ----------   ----------   ----------   ----------
Income before taxes and cumulative effect of
  change in accounting principle.............       1,713          368        6,344        7,562
                                               ----------   ----------   ----------   ----------
Income taxes.................................         394        1,175        4,997        5,641
Deferred tax expense (benefit)...............         960           --          431       (5,170)
Valuation allowance..........................          --           --           --        5,170
                                               ----------   ----------   ----------   ----------
Income (loss) before cumulative effect of
  change in accounting principle.............         359         (807)         916        1,921
                                               ----------   ----------   ----------   ----------
Cumulative effect to April 18, 2000 of change
  in accounting principle....................          --           --           --      (53,374)
                                               ----------   ----------   ----------   ----------
NET INCOME (LOSS)............................  $      359   $     (807)  $      916   $  (51,453)
                                               ==========   ==========   ==========   ==========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME -- (CONTINUED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                                            NINE MONTHS ENDED
                                                 THREE MONTHS ENDED           SEPTEMBER 30,
                                                    SEPTEMBER 30,        -----------------------
                                               -----------------------                PRO FORMA
                                                  2001         2000         2001       2000(A)
                                               ----------   ----------   ----------   ----------
                                                                  (UNAUDITED)
Basic earnings (loss) per share(b):
Income (loss) before cumulative effect of
  accounting change..........................  $     0.05   $    (0.12)  $     0.14   $     0.30
Cumulative effect of accounting change.......          --           --           --        (8.21)
                                               ----------   ----------   ----------   ----------
Net income (loss)............................  $     0.05   $    (0.12)  $     0.14   $    (7.91)
                                               ==========   ==========   ==========   ==========
Diluted earnings (loss) per share(b):
Income (loss) before cumulative effect of
  accounting change..........................  $     0.05   $    (0.12)  $     0.12   $     0.29
Cumulative effect of accounting change.......          --           --           --        (8.17)
                                               ----------   ----------   ----------   ----------
Net income (loss)............................  $     0.05   $    (0.12)  $     0.12   $    (7.88)
                                               ==========   ==========   ==========   ==========
Weighted average shares outstanding(b):
Basic........................................   6,565,523    6,504,852    6,534,456    6,504,852
                                               ==========   ==========   ==========   ==========
Diluted......................................   7,391,899    6,504,852    7,354,971    6,534,700
                                               ==========   ==========   ==========   ==========

---------------

(a) Pro forma results have been adjusted for the investment company specific income and expenses of BKF Capital Group, Inc. for the period January 1, 2000 to April 18, 2000 of interest income ($228) and interest expense ($406).

(b) Calculation reflects the reverse stock split (which was effectuated January 7, 2000).

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                        PRO FORMA   HISTORICAL
                                                               2001       2000       2000(A)
                                                              -------   ---------   ----------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $   916   $(51,453)   $ (54,125)
Adjustments to reconcile net income (loss) to net cash
  provided by operations:
  Depreciation and amortization(b)..........................    8,012     58,979       58,780
  Stock based compensation..................................      492        376          251
  Tax benefit related to employee compensation plans........      404         --           --
  Unrealized loss on marketable securities..................     (311)        --           --
  Realized loss on investments..............................       --        108          401
  Changes in operating assets and liabilities:
     (Increase) decrease in investment advisory fees
       receivable...........................................    2,780     (5,968)      (6,827)
     Decrease in prepaid expenses and other current
       assets...............................................      148        250          222
     (Increase) in investments in affiliated investment
       partnerships.........................................   (2,739)    (1,899)      (5,015)
     Decrease in investments in securities..................      585         --           --
     Decrease in deferred income taxes......................    2,627         --           --
     Decrease in other assets...............................       82        310          168
     Increase (decrease) in accrued expenses................      434     (2,658)      (2,331)
     Increase in accrued bonuses............................    4,498      8,334       16,943
     Increase in other liabilities..........................      211         --           --
     Increase (decrease) in income taxes
       payable/receivable...................................     (839)       576         (714)
                                                              -------   --------    ---------
Net cash provided by operating activities...................   17,300      6,955        7,753
                                                              -------   --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................     (712)      (299)        (150)
Proceeds from sale of investments...........................       --        892          599
Cash from previously unconsolidated subsidiary..............       --         --       11,873
                                                              -------   --------    ---------
Net cash provided by (used in) investing activities.........     (712)       593       12,322
                                                              -------   --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................     (265)      (246)        (164)
Issuance of common stock....................................      386         --           --
Cash included in deemed contribution........................       --        178           --
Dividends and capital gain distributions....................       --         --     (480,058)
                                                              -------   --------    ---------
Net cash provided by (used in) financing activities.........      121        (68)    (480,222)
                                                              -------   --------    ---------
Net increase (decrease) in cash and cash equivalents........   16,709      7,480     (460,147)
Cash and cash equivalents at the beginning of the period....   22,268     14,361      481,988
                                                              -------   --------    ---------
Cash and cash equivalents at the end of the period..........  $38,977   $ 21,841    $  21,841
                                                              =======   ========    =========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                        PRO FORMA   HISTORICAL
                                                               2001       2000       2000(A)
                                                              -------   ---------   ----------
                                                                        (UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $    28   $     49    $      37
                                                              =======   ========    =========
Cash paid for taxes.........................................  $ 5,105   $  5,143    $   4,247
                                                              =======   ========    =========

NON-CASH TRANSACTIONS:

     During July 2001, the Company issued 3,232 shares of common stock in satisfaction of a restricted stock units granted and vested in November 2000.

     During March 2001, the Company granted a total of 7,000 restricted stock units to the Nonemployee Directors of the Company with a value of $146. Of this amount, $117 has been used to reduce cash payments to Directors for 2001 Board of Directors and Committee meetings.

     During the quarter ended March 2000, the Company financed a portion of its Directors and Officers/ Errors and Omissions insurance policy (premium $910).
---------------

(a) -- The cash flow represents the historical cash flows of BKF Capital Group, Inc. (the former registered investment company) for the period January 1, 2000 to April 18, 2000 and the combined cash flows of the holding company for the period April 19, 2000 to September 30, 2000.

(b) -- Includes cumulative effect of change in accounting principle in 2000.

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

     Prior to April 18, 2000, BKF operated under the Investment Company Act of 1940 as a non-diversified closed-end management investment company. In August 1999, the Board of Directors and shareholders of BKF adopted and implemented a Plan for Distribution of Assets ("Plan"), pursuant to which substantially all of BKF's investment securities were sold. The cash proceeds, as well as shares of Consolidated-Tomoka Land Company ("CTO"), were subsequently distributed to shareholders by January 7, 2000. The Company received a deregistration order from the Securities and Exchange Commission ("SEC") on April 18, 2000, effectively completing its evolution from an investment company to a holding company whose primary business now operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco." As of April 2000, financial reporting of BKF reflects Levco on a consolidated basis. The Company trades on the New York Stock Exchange, Inc. under the symbol "BKF".

     The Pro Forma Consolidated Statement of Income for the nine month period ended September 30, 2000 presents the historical results of BKF and Levco giving effect to the following pro forma adjustments:

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

     The Pro Forma Consolidated Statement of Cash Flows for the period ended September 30, 2000, reflects the pro forma cash flows of the combined companies as if BKF had received its deregistration order effective January 1, 2000. BKF and Levco financial information is being presented on a consolidated basis.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

     Prior to April 18, 2000, BKF was a Regulated Investment Company ("RIC"), which distributed all of its income. It generally was not subject to income taxes and, therefore, no tax provision was previously recorded. Levco, an operating company, is subject to federal, state and local taxes on income. The Pro Forma Consolidated Statement of Income for the nine month period ended September 30, 2000 reflects a tax provision based upon the pro forma consolidated results of operations.

  INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, employment contracts, and investment advisory contracts in the Consolidated Statements of Financial Condition at September 30, 2001 and December 31, 2000. Goodwill is amortized straight line over 15 years and investment contracts over 10 years. Employment contracts were amortized over the life of the contract. Whereas the Pro Forma Consolidated Financial Statements reflect these intangible assets under the purchase accounting method, the retroactive income effect of recasting this transaction was recorded in the quarter ended June 30, 2000 as a one-time change in accounting principle charge to income for all accumulated amortization from June 1996 through April 18, 2000.

  EARNINGS PER SHARE

     The Company has not presented historical earnings per share for the nine month period ended September 30, 2000 due to the significant changes in its operations, which are not reflected in the historical financial statements. BKF, as a registered investment company, presented its net asset value ("NAV") per share. The pro forma earnings per share are shown using the actual BKF shares outstanding (adjusted for the 1 to 6 reverse stock split effectuated in January
2000).

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The following table sets forth the computation of basic and diluted earnings per share (all amounts in thousands, except share and per share data):

                                                                            NINE MONTHS ENDED
                                                 THREE MONTHS ENDED           SEPTEMBER 30,
                                                    SEPTEMBER 30,        -----------------------
                                               -----------------------                PRO FORMA
                                                  2001         2000         2001         2000
                                               ----------   ----------   ----------   ----------
Income (loss) before cumulative effect of
  accounting change..........................  $      359   $     (807)  $      916   $    1,921
Cumulative effect of accounting change.......          --           --           --      (53,374)
                                               ----------   ----------   ----------   ----------
Net income (loss)............................  $      359   $     (807)  $      916   $  (51,453)
                                               ==========   ==========   ==========   ==========
Basic weighted-average shares outstanding....   6,565,523    6,504,852    6,534,456    6,504,852
  Dilutive potential shares from stock
     options and RSU's.......................     826,376           --      820,515       29,848
                                               ----------   ----------   ----------   ----------
Diluted weighted-average shares
  outstanding................................   7,391,899    6,504,852    7,354,971    6,534,700
                                               ==========   ==========   ==========   ==========
Basic earnings (loss) per share:
  Income (loss) before cumulative effect of
     accounting change.......................  $     0.05   $    (0.12)  $     0.14   $     0.30
  Cumulative effect of accounting change.....          --           --           --        (8.21)
                                               ----------   ----------   ----------   ----------
  Net income (loss)..........................  $     0.05   $    (0.12)  $     0.14   $    (7.91)
                                               ==========   ==========   ==========   ==========
Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of
     accounting change.......................  $     0.05   $    (0.12)  $     0.12   $     0.29
  Cumulative effect of accounting change.....          --           --           --        (8.17)
                                               ----------   ----------   ----------   ----------
  Net income (loss)..........................  $     0.05   $    (0.12)  $     0.12   $    (7.88)
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

     In June 2001 the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. The Company does not anticipate any significant impairment charges during 2002. Other intangible assets with finite lives will continue to be amortized over their useful lives.

     The Company will apply the new rules beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

approximately $1.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The primary objectives of this statement were to establish a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and to broaden the presentation of discontinued operations to include more disposal transactions. Although Statement 144 supersedes FASB Statement No. 121 on impairment of long-lived assets, many of the requirements of Statement 121 regarding the test for and measurement of impairment losses of long-lived assets were retained. Company will adopt Statement 144 on January 1, 2002. The adoption of this statement is not expected to have a material impact on Company's results of operations or financial position.

2.  INCENTIVE FEES AND ALLOCATIONS

     Investment advisory fees receivable and investments in affiliated partnerships include approximately $13.1 million and $6.3 million of accrued incentive fees and allocations, respectively, as of September 30, 2001, for which the full contract measurement period has not been reached. Incentive fees and allocations for the nine months ended September 30, 2001 include approximately $9.0 million payable to employee-controlled entities. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees and allocations are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

4.  COMMITMENT

     The Company has office space obligations that require monthly payments plus escalations through September 2011. At September 30, 2001, the minimum annual rental commitments under the operating lease are as follows:

Remainder of 2001...........................................  $   748,000
2002........................................................    3,807,000
2003........................................................    3,867,000
2004........................................................    3,870,000
2005........................................................    3,880,000
2006 to September 2011......................................   26,289,000
                                                              -----------
Total minimum payments required.............................  $42,461,000
                                                              ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     BKF Capital Group, Inc. ("BKF") operates entirely through John A. Levin & Co., Inc., an investment adviser registered with the U.S. Securities and Exchange Commission that was acquired by BKF in June 1996. The investment adviser is a wholly-owned subsidiary of Levin Management Co., Inc., which in turn is a wholly-owned subsidiary of BKF. Levin Management Co., Inc. and its subsidiaries are referred to collectively as "Levco." Levco specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Most accounts are managed pursuant to large cap value strategies; Levco also offers event-driven alternative investment products as well as other more specialized investment programs.

     Levco acts as the managing general partner of a number of investment partnerships and also acts as an adviser to private investment vehicles organized outside the United States.

     With respect to accounts managed pursuant to its large cap value strategies, Levco generally receives advisory fees based on a percentage of the market value of assets under management, including market appreciation or depreciation and client contributions and withdrawals. With respect to private investment vehicles and separate accounts managed pursuant to similar strategies, Levco is generally entitled to receive both a fixed management fee based on a percentage of the assets under management and a share of net profits.

     Levco obtains some of its clients for its large cap value products through wrap fee programs sponsored by major financial services companies. In these programs, clients pay the sponsoring broker an asset-based fee that covers brokerage commissions, advisory services, custodial fees, and other reporting and administrative services. Investors are able to select Levco from among a limited number of managers participating in the program, and Levco receives a portion of the wrap fee paid by the clients who select Levco to manage their accounts through the program.

     At September 30, 2001, assets under management were $12.56 billion, up from $10.51 billion a year earlier. Following is a comparison of Levco assets under management (in millions) as defined by product and client type:

                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
Institutional..............................................     $ 5,230         $ 4,774
Non-institutional..........................................       1,871           2,104
Event Driven...............................................       1,358             955
Private Investment Funds...................................         333             163
Wrap.......................................................       3,772           2,509
                                                                -------         -------
TOTAL......................................................     $12,564         $10,505
                                                                =======         =======

     Levco also has a wholly-owned broker-dealer subsidiary that clears through Correspondent Services Corporation, a UBS PaineWebber company, on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

     The following discussion and analysis of the results of operations is based on the actual and pro forma Consolidated Statements of Income and Consolidated Statements of Financial Condition of BKF Capital Group, Inc. and Subsidiaries. In light of the evolution of BKF from a closed-end management investment company to a holding company whose primary asset is the investment management business of Levco, pro forma statements of operations and cash flows have been included in Part I -- Item 1 of this Quarterly Report on Form 10-Q in order to provide meaningful comparisons of financial information for the nine month period ended September 30, 2000. Management has not included a discussion of historical financial results of BKF as a closed-end management investment company, as it completed the distribution of substantially all of its assets on January 7, 2000 pursuant to a Plan of Distribution of Assets approved by shareholders on August 19, 1999 and ceased to be registered as an investment company on April 18, 2000.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Part II -- Other Information."

PRO FORMA RESULTS OF OPERATIONS

 THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

  Revenues

     Total revenues for the third quarter of 2001 rose to $21.85 million, reflecting an increase of 15.8% from the $18.87 million in revenues generated in the same period in 2000. This increase was primarily attributable to a 31.8% increase in investment advisory fees (excluding incentive fees) from $11.71 million to $15.44 million. This increase in investment advisory fees resulted from the increase in assets under management in the large cap value strategy, which experienced a significant increase in assets managed in wrap fee programs, and in the event driven product. Assets under management in the event-driven product include private investment vehicles launched in the third quarter of 2001 pursuing an investment strategy focusing on the debt and securities of distressed issuers. Incentive fees and general partner incentive allocations declined 13.6%, from $6.72 million in the third quarter of 2000 to $5.80 million in the third quarter of 2001. This decrease in incentive fees resulted from the decrease in incentive fees accrued with respect to the event-driven strategy as the result of a decrease in performance, which was partially offset by the increase in incentive fees attributable to investment vehicles following a short-biased investment strategy. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

     Commission income generated by the broker-dealer business rose 38.9% from $437,000 in the third quarter of 2000 to $607,000 in the third quarter of 2001.

  Expenses

     Total expenses for the third quarter of 2001 rose 11.3% from $18.79 million in the third quarter of 2000 to $20.92 million. Compensation expense rose 8.4%, from $13.55 million in the third quarter of 2000 to $14.68 million. Compensation expenses for the third quarter of 2000 included approximately $1.8 million attributable to the first six months of 2000. This amount was included in third quarter compensation expense for 2000 as the result of a change in estimate arising from the adoption of revised compensation guidelines in such quarter. The increase in compensation expense in the third quarter of 2001 is attributable to the increase in revenues and the increase of compensation expense as a percentage of pre-tax, pre-compensation profits under the revised guidelines, beginning in 2001. All compensation expense related to accrued incentive fees or general partner incentive allocations is subject to reversal if the incentive fees or general partner incentive allocations are not ultimately realized.

     Other operating expenses of BKF rose 66.5% from $2.03 million in the third quarter of 2000 to $3.38 million in the third quarter of 2001, primarily reflecting an increase in (i) referral fees paid to third parties, (ii) consulting fees and (iii) communications and portfolio management software expenses related to the increase in the number of wrap fee accounts.

     BKF entered into a lease amendment dated September 28, 2001 whereby it acquired 16,022 square feet in its current location on a floor contiguous with the floor on which its investment and trading operations are currently conducted. This lease amendment will result in an additional annual expense of approximately $1.1 million commencing in the fourth quarter of 2001. BKF is seeking to sublease or relinquish the 20,231 square feet it acquired by means of the lease amendment entered into in the second quarter; the space it is seeking to sublease or relinquish carries an annual expense of $1.3 million. This space is in the same building as, but not contiguous with, the current operations and has not yet been occupied.

  Operating Income

     Operating income for the third quarter of 2001 rose to $932,000 from $73,000 in the third quarter of 2000, reflecting the increase in revenues, which exceeded the increase in expenses. Excluding the amortization of intangibles expense, operating income was $3.07 million for the third quarter of 2001, up from $2.68 million in the year earlier period. As noted above, expenses in the third quarter of 2000 were increased by approximately $1.8 million of compensation expense attributable to the first six months of 2000 but included in the third quarter of 2000 as the result of a change in estimate.

  Gain (Loss) on Investments

     In the third quarter of 2001, BKF had a net realized and unrealized gain on investments of $446,000, derived primarily from payments received by BKF in connection with settlements of class action lawsuits relating to securities held by BKF at such time as it was an investment company. These payments were partially offset by losses in small cap, small/mid cap and financial services portfolios established by BKF in the fourth quarter of 2000 to develop such products. The small cap portfolio was liquidated on August 15, 2001, following the departure of the portfolio manager managing the product.

  Interest and Dividend Income

     Interest and dividend income increased by 11.7%, from $309,000 in the third quarter of 2000 to $345,000 in the third quarter of 2001, as increased cash levels generated by operations were partially offset by the declining interest rates.

  Income Taxes

     The provision for income taxes decreased 66.5% from $1.18 million in the third quarter of 2000 to $394,000 in the third quarter of 2001. An effective tax rate of 47% of income before taxes (as determined without a deduction for the amortization of intangibles) was used to make the determination with respect to the provision for taxes at September 30, 2001 and 2000. The decrease in provision for taxes is due to the overaccrual for certain state taxes made during prior years. The reversal of the accrual and related claim for overpayment to various states in prior years was recorded in the third quarter of 2001 when BKF's 2000 and prior years' amended state tax returns were filed.

 NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

  Revenues

     Total revenues for the first nine months of 2001 rose to $69.01 million, reflecting an increase of 35.2% from the $51.04 million in revenues generated in the same period in 2000. This increase was mostly attributable to (i) a 37.7% increase in investment advisory fees (excluding incentive fees) from $32.16 million to $44.29 million and (ii) a 30.4% increase in incentive fees and general partner incentive allocations from $17.67 million to $23.05 million. The increase in investment advisory fees is primarily attributable to the increase in assets under management in the large cap value strategy, which experienced a significant increase in assets managed in wrap fee programs, and in the event driven products. The increase in incentive fees is primarily attributable to the increase in assets under management in the event driven strategy as well as in other alternative strategies. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

     Commission income generated by the broker-dealer business rose 37.8% from $1.22 million in the first nine months of 2000 to $1.68 million in the first nine months of 2001.

  Expenses

     Total expenses for the first nine months of 2001 rose 47.3% from $44.00 million to $64.79 million. The largest component of this increase was a 45.7% increase in compensation expense, which rose from $31.55 million to $45.98 million. This increase in compensation expense is attributable to the increase in revenues and the implementation of the revised compensation guidelines approved by the Compensation Committee in the third quarter of 2000, which revised guidelines increased compensation expense as a percentage of pre-tax, pre-compensation profits, beginning in 2001. All compensation expense related to accrued incentive fees or general partner incentive allocations is subject to reversal if the incentive fees or general partner incentive allocations are not ultimately realized.

     Other operating expenses of BKF rose 64.5% from $5.76 million in the first nine months of 2000 to $9.47 million in the first nine months of 2001, primarily reflecting an increase in (i) referral fees paid to third parties, (ii) consulting fees, (iii) reimbursements to certain client accounts in connection with trading activities, and (iv) communications and portfolio management software expenses related to the increase in the number of wrap fee accounts.

     The increase in amortization of intangibles expense from $4.99 million to $7.36 million for the respective nine month periods ended September 30 is primarily attributable to the fact that the amortization expense in 2000 did not reflect the period from January 1, 2000 through April 18, 2000, since the amortization attributable to this period was included in the cumulative effect of change in accounting principle that was recorded on April 18, 2000.

     BKF entered into a lease amendment dated September 28, 2001 whereby it acquired 16,022 square feet in its current location on a floor contiguous with the floor on which its investment and trading operations are currently conducted. This lease amendment will result in an additional annual expense of approximately $1.1 million commencing in the fourth quarter of 2001. BKF is seeking to sublease or relinquish the 20,231 square feet it acquired by means of the lease amendment entered into in the second quarter; the space it is seeking to sublease or relinquish carries an annual expense of $1.3 million. This space is in the same building as, but not contiguous with, the current operations and has not yet been occupied.

  Operating Income

     Operating income for the first nine months of 2001 declined 40.1% from $7.05 million in the first nine months of 2000 to $4.22 million, reflecting the increase in expenses, which exceeded the increase in revenues. Excluding the amortization of intangibles expense, operating income was $11.58 million for the first nine months of 2001, down from $12.04 million in the year earlier period.

  Gain (Loss) on Investments

     In the first nine months of 2001, BKF had a net realized and unrealized gain on investments of $1.14 million, derived primarily from (i) payments received by BKF in connection with settlements of class action lawsuits relating to securities held by BKF at such time as it was an investment company and (ii) the BKF portfolios established in the fourth quarter of 2000 to seed Levco's small cap, small/mid cap and financial services long only products. The small cap portfolio was liquidated on August 15, 2001 following the departure of the portfolio manager managing the product. In the first quarter of 2000, BKF realized a non-cash loss of $223,000 through the permanent write down of a historical private placement position that had been part of BKF's portfolio when it was an investment company. This net loss was comprised of a write down of the position from $1,000,000 to $599,000, and the accrual of $178,000 in interest with respect to the investment that was reflected in the interest income for the first quarter of 2000. Net realized and unrealized loss on investments for the 2000 period also included $21,000 received as part of a class action settlement relating to a position held in BKF's portfolio when it was an investment company.

  Interest and Dividend Income

     Interest and dividend income increased by 6.9%, from $944,000 in the first nine months of 2000 to $1.01 million in the first nine months of 2001, as increased cash levels generated by operations were partly offset by declining interest rates.

  Income Taxes

     The provision for income taxes decreased by 11.4% from $5.64 million in the first nine months of 2000 to $5.00 million in the first nine months of 2001. An effective tax rate of 47% of income before taxes (as determined without a deduction for the amortization of intangibles) was used to make the determination with respect to the provision for taxes at September 30, 2001 and 2000. The decrease in the provision for income taxes is due to the overaccrual for certain state taxes made during prior years. The reversal of the accrual and related claim for overpayment to various states in prior years was recorded in the third quarter of 2001 when BKF's 2000 and prior years' amended state tax returns were filed.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of September 30, 2001 consist primarily of cash, short term investments and advisory fees receivable.

     BKF has historically met its cash and liquidity needs through cash generated by operating activities. At September 30, 2001, BKF had cash and cash equivalents of $38.98 million, compared to $22.27 million at December 31, 2000. This increase in cash and cash equivalents reflects the collection of receivables and the annual withdrawal of general partner incentive allocations from the investment partnerships managed by Levco, which were partially offset by the payment of cash bonuses in 2001 that were accrued in 2000. BKF also received (i) $379,000 in cash (net of taxes withheld) as the result of the exercise of employee stock options and the delivery of stock underlying restricted stock units and (ii) a tax refund of $2.20 million relating to the carryback of a capital loss derived from a private placement investment made by BKF when it was a registered investment company. The decrease in investment advisory fees receivable from $27.84 million at December 31, 2000 to $25.06 million at September 30, 2001 primarily reflects the receipt of incentive fees earned in 2000. The increase in investments in affiliated investment partnerships to $14.60 million at September 30, 2001 from $11.86 million at December 31, 2000 reflects the accrual of incentive allocations for the nine month period ended September 30, 2001 and the investment by BKF of $6.0 million to support limited partnerships being developed by Levco. These amounts were partially offset by the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2000.

     The 10.4% decrease in investments in securities from $2.62 million to $2.35 million primarily reflects (i) the liquidation of the small cap portfolio on August 15, 2001, following the departure of the portfolio manager managing the product and (ii) the net depreciation on investments made to seed Levco's small/mid cap and financial services long only equity products. These amounts were partially offset by an investment of $500,000 in a non-US based private investment vehicle being developed by Levco.

     Accrued expenses increased by 12.8% to $3.82 million at September 30, 2001 from $3.39 million at December 31, 2000, principally as the result of the increase in referral fees owed to third parties, which was partially offset by the payment of third party marketing fees accrued in 2000 that were contingent on the receipt of incentive fees and general partner incentive allocations. The increase in accrued bonuses from $28.06 million at December 31, 2000 to $32.55 million at September 30, 2001 reflects the accrual for 2001 bonuses, which was partially offset by the payment of 2000 bonuses. The change from an income taxes payable of $377,000 at December 31, 2000 to prepaid income taxes of $462,000 at September 30, 2001 reflects (i) the timing of tax payments, (ii) the income tax benefit derived from the exercise of employee stock options and (iii) the overpayment of estimated 2000 state and local taxes (as actual state and local tax allocations were lower than estimated).

     Other liabilities declined 5.5% from $974,000 at December 31, 2000 to $920,000 at September 30, 2001. At September 30, 2001, such liabilities included
(i) amounts due for a duplicate payment made with regard to a class action settlement, (ii) payments made on a loan used to finance BKF's errors and omissions/directors and officers insurance coverage, and (iii) amounts due with regard to pending trades in the seed capital portfolios.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. BKF has no material commitments for capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Not applicable.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  3(ii)       Amended By-laws
   10.2       Sixth Amendment to Lease dated September 28, 2001

     (b) Reports on Form 8-K

     None.

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

Date: November 14, 2001