Form 10-K
period 2001-12-31
BKF CAPITAL GROUP INC
filed 2002-04-01
CIK 9235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 1-10024

                            BKF CAPITAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           36-0767530
 (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification No.)
                    organization)

                             ONE ROCKEFELLER PLAZA
                            NEW YORK, NEW YORK 10020
                    (Address of principal executive offices)

                        TELEPHONE NUMBER: (212) 332-8400
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
      Common Stock, par value $1.00 per share                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2002 was $180,842,742 (based on the closing sale price of $29.95 on March 25, 2002 as reported by the New York Stock Exchange-Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

     At March 25, 2002, 6,617,045 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III of this Form 10-K incorporates by reference portions of the definitive Proxy Statement (the "Proxy Statement") of the registrant for its 2002 Annual Meeting of Stockholders to be held on May 16, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2001 pursuant to Regulation 14A.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     BKF Capital Group, Inc. ("BKF" or the "Company", formerly Baker, Fentress & Company) was formerly a non-diversified, closed-end management investment company under the Investment Company Act of 1940, as amended. Pursuant to a Plan for Distribution of Assets adopted on August 19, 1999, BKF sold substantially all of its investment securities and distributed the cash proceeds, along with shares of Consolidated-Tomoka Land Company, to its stockholders. These distributions were completed by January 7, 2000. On April 18, 2000, BKF received a deregistration order from the Securities and Exchange Commission, which completed BKF's transformation from an investment company to an operating company.

     BKF now operates entirely through John A. Levin & Co., Inc. ("John A. Levin & Co."), an asset management business acquired by BKF in June 1996, and its related entities. As part of the acquisition, BKF formed Levin Management Co., Inc. ("Levin Management"), to provide administrative and management services to John A. Levin & Co. and its related companies. Levin Management and all its subsidiaries are referred to collectively herein as "Levco". John A. Levin & Co. owns 100% of LEVCO Securities, Inc. ("LEVCO Securities"), a registered broker-dealer, and Levco GP, Inc. ("Levco GP"), which is the general partner of several investment partnerships managed by Levco, which are referred to as the "Levco Partnerships."

     BKF was incorporated in Delaware in 1954. Its executives offices are located at One Rockefeller Plaza, New York, New York 10020. Its telephone number is (212) 332-8400, and its website address is www.bkfcapital.com.

                                  [FLOW CHART]

PRODUCTS AND SERVICES

     Levco is an investment adviser registered under the Investment Advisers Act of 1940, as amended, that specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Most accounts are managed pursuant to a large cap value strategy; Levco also offers a range of alternative investment products and other more specialized investment programs. As of December 31, 2001, assets under management were approximately $14.3 billion.

     Through Levco GP, Levco acts as the managing general partner of several private investment partnerships, and through John A. Levin & Co. serves directly as an adviser to private investment vehicles organized outside the United States. For managing these vehicles, John A. Levin & Co. and Levco GP are entitled to receive both a fixed management fee based on a percentage of the assets managed and a share of the net profits of the investment vehicles.

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

     LEVCO Securities clears through Correspondent Services Corporation, a UBS/PaineWebber affiliated company ("CSC"), on a fully disclosed basis. Generally, LEVCO Securities' clients are advisory clients of John A. Levin & Co., and the trades executed through it are generally placed by John A. Levin & Co. in its capacity as investment adviser.

     The following chart summarizes the assets under management of Levco as of December 31, 2001.

                                    [PIE CHART]

Private Investment Funds                                                          2.4
Institutional Accounts                                                           26.7
Individual Accounts                                                                14
Sub-Advisory Relationships                                                         15
Wrap Fee Accounts                                                                31.2
Event-Driven Accounts                                                            10.7

     Institutional and Individual Separate Accounts. As of December 31, 2001, directly managed institutional accounts represented 26.7% of Levco's total assets under management, with a total market value of approximately $3.8 billion. As of such date, Levco served as investment adviser to more than 160 separate institutional accounts. The average institutional account value at December 31, 2001 was approximately $23.6 million.

     Levco also directly manages accounts for individuals, which comprised approximately 14.0% of Levco's total assets under management as of December 31, 2001, with a total market value of approximately $2.0 billion. As of December 31, 2001, Levco's individual client base represented more than 550 accounts, the average value of which was approximately $3.6 million.

     Sub-Advisory Relationships. Levco has established a number of relationships in which it acts as a sub-adviser to a financial intermediary. These financial intermediaries include sponsors of registered investment fund complexes, other commingled vehicles and defined contribution plan platforms. As of December 31, 2001, assets managed pursuant to such sub-advisory relationships totaled approximately $2.1 billion, representing 15.0% of Levco's total assets under management. Registered investment funds to which Levco acted as an adviser or sub-adviser as of December 31, 2001 include: Levco Equity Value Fund, Vanguard Equity Income Fund, MainStay Research Value Fund, the Large Company Stock Value Fund in the Charter Funds Series of the CIGNA Funds Group and the CIF Core Equity Fund of the Commonfund Institutional Funds.

     Wrap Fee Accounts. With approximately $4.4 billion of managed assets as of December 31, 2001, wrap fee accounts represented 31.2% of Levco's total assets under management. As of December 31, 2001, Levco had approximately 21,000 wrap fee accounts, the average value of which was approximately $210,000.

     Event-Driven Accounts. As of December 31, 2001, event-driven accounts, with a total market value of approximately $1.5 billion, represented 10.7% of Levco's total assets under management. These accounts invest in event-driven situations, such as merger arbitrage and distressed companies.

     Private Investment Funds. As of December 31, 2001, proprietary unregistered investment funds following a variety of alternative investment strategies, with a total market value of $344 million (excluding the event driven vehicles), represented 2.4% of Levco's total assets under management.

     The table below shows the growth in assets under management of Levco at the dates indicated:

                            ASSETS UNDER MANAGEMENT

                                                        AT DECEMBER 31,
                                          --------------------------------------------
                                           2001      2000      1999     1998     1997
                                          -------   -------   ------   ------   ------
                                                         (IN MILLIONS)
ADVISORY ACCOUNTS
Institutional Accounts..................  $ 3,797   $ 3,290   $3,292   $3,629(a)  3,821(a)
Sub-advisory Accounts...................    2,144     1,774    1,059    1,589    1,185
Non-institutional Accounts..............    2,000     2,196    1,900    1,856    1,705
Wrap Fee Accounts.......................    4,448     2,975    1,450      757      351
Event Driven Accounts...................    1,533     1,071      642      355      139
Private Investment Funds................      344       202      101      127      158
                                          -------   -------   ------   ------   ------
TOTAL...................................  $14,266   $11,508   $8,444   $8,313   $7,359
                                          =======   =======   ======   ======   ======

---------------

(a) Includes $505 million and $491 million in BKF assets managed by Levco at December 31, 1998 and 1997, respectively. The BKF portfolio managed by Levco was liquidated during the period between August 19, 1999 and December 31, 1999.

     Levco's assets under management have increased over each of the periods indicated. This growth has been generated by maintaining a relatively stable client base, attracting new clients, entering the wrap fee business, and developing the event-driven product, as well as through market appreciation of assets under management.

DISTRIBUTION

     As of December 31, 2001, Levco employed 21 marketing and client service professionals. The field force includes five regional marketing directors focused on attracting assets through wrap fee programs and from smaller institutional accounts and two institutional salespeople. In addition, Levco has a client servicing team of four employees and an information resources group of ten employees. These groups are responsible for communications with clients, consultants and financial intermediaries, as well as for the production of marketing materials. Senior investment professionals assist in the marketing effort by taking part in client presentations or meetings. BKF expects that the number of marketing and client service professionals will increase in 2002 as Levco continues to expand its distribution efforts.

     Levco also has solicitation arrangements with third parties whereby such third parties, in accordance with applicable laws and regulations, solicit clients for Levco investment products and are compensated by Levco for such services.

     With respect to the large cap value product, distribution efforts are focused mainly in the United States. With respect to the event driven product and alternative investment strategies generally, extensive marketing efforts are directed towards U.S. and non-U.S. clients.

PORTFOLIO PERFORMANCE INFORMATION

     Success in the investment management industry depends in large part on performance. Shown below is historical information relating to the performance of accounts managed by Levco in its large cap value style as compared to the Russell 1000 Value Index and the S&P 500 Index. The Russell 1000 Value Index measures the performance of those companies in the Russell 1000 Index (which include the 1,000 largest U.S. companies based on market capitalization) with lower price/book ratios and lower forecasted growth rates. The S&P 500 Index is a broad-based, unmanaged market-weighted index of 500 U.S. companies.

                          COMPARISON OF ANNUAL RETURNS

                                                              LARGE CAP VALUE
                                  ------------------------------------------------------------------------
                                   2001     2000    1999    1998    1997    1996    1995     1994    1993
                                  ------    -----   -----   -----   -----   -----   -----   ------   -----
Levco Composite (net)...........   (4.37)%  15.42%  16.91%  15.87%  23.00%  21.02%  32.95%    0.71%  13.82%
Russell 1000 Value Index........   (5.59)    7.01    7.36   15.63   35.18   21.64   38.36    (1.98)  18.07
S&P 500 Index...................  (11.89)   (9.10)  21.05   28.58   33.36   22.96   37.58     1.30   10.06

                                                                                            SINCE
                                   1992    1991    1990     1989    1988    1987    1986     1986
                                  ------   -----   -----    -----   -----   -----   -----   ------
Levco Composite (net)...........   14.08%  25.36%  (3.40)%  29.21%  22.52%  12.88%  15.23%  864.94%
Russell 1000 Value Index........   13.82   24.55   (8.08)   25.19   23.16     .50   19.98   699.87
S&P 500 Index...................    7.62   30.45   (3.14)   31.65   16.57    5.22   18.70   717.15

PAST PERFORMANCE IS NOT A GUARANTEE OF FUTURE PERFORMANCE.

NOTES TO COMPARISON OF ANNUAL RETURNS

     BASIS OF PRESENTATION: Richard A. Eisner & Company, LLP examined the investment performance results for the Levco composite for the years 1986 through 1995 and 1998 through 2000. Ernst & Young LLP examined the investment performance results for the period January 1, 1996 through December 31, 1997. Performance for 2001 will be examined by Richard A. Eisner & Company, LLP.

     The investment performance results have been prepared in compliance with the Association for Investment Management and Research ("AIMR") Performance Presentation Standards from January 1, 1993 through December 31, 2001. The full period is not in compliance because, for periods prior to January 1, 1993, size-weighted composite returns were calculated using end-of-period market values rather than the beginning-of-period market values required by AIMR. AIMR has not been involved with the preparation or review of this report.

     MANAGED ACCOUNTS: Levco's composite includes all fee paying accounts managed on a fully discretionary basis, including taxable and tax-exempt accounts, except: accounts managed for immediate family of employees, accounts with assets under $1,000,000, one account for which only the equity portion of the portfolio is managed, accounts for pooled vehicles and similarly managed accounts utilizing investment strategies different from the strategy utilized by the accounts included in the composite, and accounts managed under a broker-sponsored wrap-fee program.

     CALCULATION OF PERFORMANCE: For the period from January 1, 1986 through December 31, 1989, the results reflect the deduction of a 1% investment management fee payable quarterly at a rate of 0.25% of ending market value. This is the maximum investment management fee charged by Levco. These results do not reflect actual fees charged. For the periods beginning January 1, 1990 and thereafter, the net results reflect the deduction of the actual dollar-weighted fee rate paid by all accounts in the composite. Levco has calculated the dollar-weighted rate by dividing the quarterly investment management fees paid by the accounts in the composite by the total composite asset value. This dollar-weighted fee rate also included the performance fees paid by certain accounts. Inclusion of the performance-based fee does not materially affect the dollar-weighted fee rate.

CONTRACTUAL ARRANGEMENTS

     Levco enters into investment advisory and management agreements with, or for the benefit of, each of its clients. Levco bases its management fees, other than incentive allocations from the Levco Partnerships, performance-based fees and certain fixed dollar amount arrangements (generally with family members of employees), on a percentage of assets under management and scales these fees according to the size of each account. Generally, either party may terminate these agreements at any time upon written notice. In cases in which Levco serves as an adviser or sub-adviser for a mutual fund client, the mutual fund client or the investment adviser generally may terminate the relevant sub-advisory agreement on relatively short notice.

     In connection with Levco's activities as a broker-dealer, Levco maintains a contractual relationship with CSC for clearance services. The agreement is a standard clearing agreement that either party may terminate upon 60 days prior written notice (or immediately for cause). The agreement assigns account supervisory responsibility to Levco and grants CSC the authority to execute and report securities transactions for Levco's clients.

EMPLOYEES

     As of December 31, 2001, BKF and its subsidiaries employed 118 people, including 30 investment professionals, of whom 12 were primarily portfolio managers, 11 were primarily securities analysts and 7 were traders or trading associates.

BUSINESS STRATEGY

     Levco seeks to capitalize on the strength of its long-term performance record and its experienced investment and professional staff to increase its assets under management. Its business strategy contains the following key elements:

     Attracting and Retaining Experienced Professionals. As an investment management firm focused on active portfolio management, fundamental research and superior client service, Levco's goal is to attract and retain the talent necessary to implement its investment strategies and service its clients. Each of the other elements of its business strategy is highly dependent on the attraction and retention of qualified personnel. Management believes that the ongoing implementation of Levco's compensation and equity award program, whereby employees will continue to develop an important stake in the success of BKF, will be a key factor in the achievement of its business objectives.

     Increasing Marketing for Institutional Separate Accounts. The majority of Levco's institutional separate account business has been developed without the benefit of a sales force in the field dedicated to the solicitation of institutional separate accounts. In 2001, Levco began the process of increasing its presence in the institutional account marketplace through the addition of marketing and client service personnel and increasing its level of contact with pension plan sponsors, corporations, industry consultants and financial intermediaries. BKF expects to continue these substantial hiring and marketing efforts in 2002.

     Increasing Distribution Through Financial Intermediaries. Clients obtained through wrap fee programs have made a significant contribution to assets under management since Levco joined its first such program in 1996. Levco is also managing a significant amount of assets for mutual funds and through a 401(k) platform sponsored by a major insurance company. Levco intends to devote sufficient resources to maintain its existing relationships with financial intermediaries and to develop new relationships with major financial institutions.

     Development of Complementary Value Strategies. In 2001, Levco increased its distribution of its "traditional" large cap value strategy (which has a greater income orientation than the large cap value strategy pursuant to which most accounts are managed) and its all cap value strategy. In addition, Levco was selected to be the sub-adviser to two mid-cap portfolios in a mutual fund complex, effective January 1, 2002. Management believes the continued development of these products will make Levco more attractive to existing and potential clients by enabling it to offer a wider range of products in the value equity area.

     Development of Alternative Investment Strategies. The event driven product has significantly increased its assets under management over the past four years and, since it receives incentive fees, BKF has seen its revenues increase dramatically. Alternative investment strategies, however, do face capacity constraints. Levco is seeking to increase its ability to manage assets in alternative investment strategies through the addition of skilled investment personnel, increased marketing of existing alternative investment strategies that have significant unused capacity, and the development of new alternative investment products. In 2001, Levco hired personnel to manage portfolios focused on distressed debt, and in July 2001 two private investment vehicles were launched to pursue this strategy (whose assets are included within our event-driven product). In addition, in 2001, Levco hired personnel to develop multi-manager alternative investment products and assist in the marketing of other alternative investment strategies. Levco launched multi-manager investment products as of January 2, 2002. Levco's short-biased alternative investment strategy also enjoyed significant growth in 2001.

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

REGULATION

     Virtually all aspects of Levco's business are subject to various federal and state laws and regulations. Levco is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational and disclosure obligations. Levco is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and Levco GP is registered with that agency as a commodity pool operator. Levco and Levco GP are members of the National Futures Association. LEVCO Securities is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board. In addition, Levco is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a "fiduciary" with respect to certain clients.

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

  LEVCO IS DEPENDENT ON KEY PERSONNEL

     Levco is dependent on the efforts of its senior investment professionals managing the large cap value strategy and the event driven product. Levco is also dependent on the efforts of Mr. John A. Levin, the chairman and chief executive officer of BKF. The loss of the services of key investment personnel, including Mr. Levin, could have a material adverse effect on Levco because it could jeopardize its relationships with clients and result in the loss of those accounts.

     Levco's future success depends on its ability to retain and attract qualified personnel to conduct its investment management business. The market for qualified portfolio managers is highly competitive and has grown more so in recent years as the entire industry has experienced growth. To the extent that Levco further diversifies its products and strategies, BKF anticipates that it will be necessary for Levco to add portfolio managers and investment analysts. No assurance can be given that Levco will succeed in its efforts to recruit and retain the required personnel. The loss of key personnel or the inability to recruit and retain qualified portfolio managers and marketing personnel could have a material adverse effect on Levco's business.

     In December 1998, BKF adopted an incentive compensation plan to give Levco the ability to attract and retain talented professionals with equity-based and cash compensation. Determinations with regard to the implementation of this plan are made by the Compensation Committee of the board of directors of BKF on a regular basis. If the price of BKF stock decreases, no assurance can be given that the equity-based compensation will serve its purpose to attract and retain talented professionals.

 A DECLINE IN THE PERFORMANCE OF THE SECURITIES MARKETS COULD HAVE AN ADVERSE EFFECT ON LEVCO'S REVENUES

     Levco's operations are affected by many economic factors, including the performance of the securities markets. Declines in the securities markets, in general, and the equity markets, in particular, would likely reduce Levco's assets under management and consequently reduce its revenues. In addition, any continuing decline in the equity markets, failure of these markets to sustain their prior rates of growth, or continued volatility in these markets could result in investors' withdrawing from the equity markets or decreasing their rate of investment, either of which would likely adversely affect Levco. Levco's rates of growth in assets under management and revenues have varied from year to year, and there can be no assurance that the growth rates sustained in the past will continue. Levco is generally a "value" manager, and a general decline in the performance of "value" securities could have an adverse effect on Levco's revenues. Levco also offers an event-driven product and other alternative investment strategies. The failure to implement these strategies effectively could likewise impact Levco's revenues.

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

 THE LOSS OF SIGNIFICANT CUSTOMERS COULD ADVERSELY AFFECT LEVCO'S REVENUES

     As of December 31, 2001, Levco had approximately 350 customers (counting as single customers each wrap fee program and excluding proprietary pooled investment vehicles), of which the ten largest customers generated approximately $29.1 million of revenues for Levco in 2001 (including incentive fees), or approximately 31.8% of BKF's total revenues. The loss of any of these customers could have an adverse effect on BKF's revenues.

 A DECREASE IN LEVCO'S MANAGEMENT FEES, THE CANCELLATION OF INVESTMENT MANAGEMENT AGREEMENTS OR POOR INVESTMENT PERFORMANCE BY THE LEVCO PRIVATE INVESTMENT FUNDS COULD ADVERSELY AFFECT LEVCO'S PROFITS

     Management Fees. Some segments of the investment management industry have experienced a trend toward lower management fees. Levco must maintain a level of investment returns and service that is acceptable to clients given the fees they pay. No assurance can be given that Levco will be able to maintain its current fee structure or client base. Reduction of the fees for new or existing clients could have an adverse impact on Levco's profits.

     Cancellation of Investment Management Agreements. It is expected that Levco will derive almost all of its revenue from investment management agreements. For investment companies, a majority of the disinterested members of each fund's board must approve these agreements at least annually and the agreements are terminable without penalty on 60 days' notice. The agreements with Levco's separately-managed account clients generally are terminable by the client without penalty and with little or no notice. Any failure to renew, or termination of, a significant number of these agreements could have an adverse effect on Levco.

     Poor Investment Performance of the Private Investment Funds. BKF derives revenue from incentive fees and general partner incentive allocations earned with respect to its proprietary unregistered investment funds. Stronger positive performance by these funds generates higher incentive fees and incentive allocations because those fees and allocations are based on the performance of the assets under management. On the other hand, relatively poor performance will result in lower or no incentive fees or allocations, and will tend to lead to decreased assets under management and the loss of accounts, with corresponding decreases in revenue.

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

     Management believes that the most important factors affecting Levco's ability to attract and retain clients are the abilities, performance records and reputations of its portfolio managers, the ability to hire and retain key investment personnel, the attractiveness of investment strategies to potential investors and competitive fees and investor service. Levco's ability to increase and retain client assets could be adversely affected if client accounts underperform client expectations or if key investment personnel leave Levco. Levco's ability to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under prevailing market conditions. The absence of significant barriers to entry by new investment management firms in the institutional managed accounts business increases competitive pressure.

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

  CONFLICTS OF INTEREST MAY ARISE AND ADVERSELY AFFECT LEVCO

     From time to time, Levco's officers, directors and employees may own securities which one or more of its clients also own. Although Levco maintains internal policies regarding individual investments by its officers, directors and employees which require them to report securities transactions and restrict certain transactions so as to minimize possible conflicts of interest, possible conflicts of interest may arise that could have adverse effects on Levco.

  GOVERNMENT REGULATIONS MAY ADVERSELY AFFECT LEVCO'S BUSINESS

     Virtually all aspects of Levco's business are subject to various federal and state laws and regulations. Levco is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational and disclosure obligations. John A. Levin & Co. is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and Levco GP is registered with that agency as a commodity pool operator. John
A. Levin & Co. and Levco GP are members of the National Futures Association. LEVCO Securities is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board. In addition, Levco is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a "fiduciary" with respect to certain clients.

     These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Levco from conducting its business if it fails to comply with these laws and regulations. If Levco fails to comply with these laws and regulations, these agencies may impose sanctions, including the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration, and other censures and fines. Changes in these laws or regulations could adversely affect Levco's profitability and operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Annual Report on Form 10-K, including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts, including, most importantly, those statements preceded by, followed by, or that the include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For those statements, BKF claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF's current expectations and are susceptible to a number of risks, uncertainties and other factors, and BKF's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability of qualified personnel; the performance of the securities markets and of value stocks in particular; the investment performance of client accounts; the retention of significant client and/or distribution relationships; competition; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred to in this document and in BKF's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF's control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF's policy generally not to make any specific projections as to future earnings, and BKF does not endorse any projections regarding future performance that may be made by third parties.

ITEM 2.  PROPERTIES

     BKF's executive offices are located at One Rockefeller Plaza, New York, New York. BKF's offices currently encompass approximately 72,000 square feet and are governed by a lease which expires September 30, 2011. The majority of BKF's operations are conducted at this location, and BKF believes that these facilities are adequate for its current and anticipated levels of operation. BKF does not currently intend to sublease any significant portion of this space. In 2002, BKF may also lease additional facilities outside of New York City as an extension of its disaster recovery plan.

ITEM 3.  LEGAL PROCEEDINGS

     Neither BKF, Levco nor their affiliates are currently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

     BKF's common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "BKF". At the close of business of March 25, 2002, there were 1,241 holders of record of BKF's common stock.

     The following table sets forth for the periods indicated the high and low reported sale prices per share for the common stock as reported on the NYSE:

                                                              STOCK PRICE RANGES
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First quarter 2001..........................................   $24.15     $18.06
Second quarter 2001.........................................   $33.20     $20.75
Third quarter 2001..........................................   $32.54     $23.97
Fourth quarter 2001.........................................   $30.95     $24.00
First quarter 2000(a).......................................   $14.44     $10.00
Second quarter 2000.........................................   $15.88     $11.88
Third quarter 2000..........................................   $23.31     $15.56
Fourth quarter 2000.........................................   $19.38     $16.00

---------------

(a) The public market for BKF's common stock prior to January 7, 2000 was based on BKF's net assets and operations as a closed-end investment company. For this reason, the stock prices before and after January 7, 2000 are not comparable.

DIVIDENDS

     BKF did not declare or pay any dividends in 2000 or 2001, other than a distribution made on January 7, 2000. On such date, BKF paid a cash distribution of $73.80 per share (adjusted to reflect the 1 for 6 reverse stock split effected on January 7, 2000). This amount includes the cash proceeds from the sale of investment securities pursuant to the Plan for Distribution of Assets effected by BKF in 1999 and 2000. BKF intends to retain future earnings, if any, for the development of its business, and it is not anticipated that the board of directors will declare or pay any dividends on the common stock in the foreseeable future. The declaration and payment of dividends by BKF is in the discretion of the board of directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF. The board of directors will determine future dividend policy based on the results of operations, financial condition, capital requirements and other circumstances.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived in part from BKF's audited 2001 and previous years' unaudited consolidated pro forma statements of operations and should be read in conjunction with such statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. All amounts are in millions, excluding share and per share data.

                                                                YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------
                                                2001         2000         1999         1998         1997
                                             ----------   ----------   ----------   ----------   ----------
REVENUES:
Investment management fees (IMF):
Advisory...................................  $     35.3   $     30.8   $     29.8   $     30.8   $     31.9
Wrap accounts..............................        16.6         10.3          5.2          3.6          1.2
Event-driven...............................         8.6          4.5          2.0          0.3           --
                                             ----------   ----------   ----------   ----------   ----------
    Total IMF fees.........................        60.5         45.6         37.0         34.7         33.1
Incentive fees and allocations.............        28.5         29.7         10.3          4.7          2.9
                                             ----------   ----------   ----------   ----------   ----------
    Total fees.............................        89.0         75.3         47.3         39.4         36.0
Other......................................         2.5          1.7          1.4          1.3          1.6
                                             ----------   ----------   ----------   ----------   ----------
    Total revenues.........................        91.5         77.0         48.7         40.7         37.6
EXPENSES:
Employee compensation and benefits.........        60.3         57.4         26.3         22.0         18.2
Non-compensation expenses..................        15.2         11.7          8.8          7.1          5.5
                                             ----------   ----------   ----------   ----------   ----------
    Total expenses.........................        75.5         69.1         35.1         29.1         23.7
                                             ----------   ----------   ----------   ----------   ----------
INCOME BEFORE INTEREST, TAXES AND
  AMORTIZATION.............................        16.0          7.9         13.6         11.6         13.9
                                             ----------   ----------   ----------   ----------   ----------
Net investment income......................         2.8          1.1          0.4          0.3          0.2
Amortization of intangibles(2).............        (9.5)        (7.6)       (11.9)       (11.9)       (18.0)
                                             ----------   ----------   ----------   ----------   ----------
Income (loss) before taxes.................         9.3          1.4          2.1         (0.0)        (3.9)
Income tax expense (benefit)...............         7.8         (0.7)         6.5          5.3          6.5
                                             ----------   ----------   ----------   ----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE........................         1.5          2.1         (4.4)        (5.3)       (10.4)
Cumulative effect of accounting change.....          --        (53.4)          --           --           --
                                             ----------   ----------   ----------   ----------   ----------
NET INCOME (LOSS)..........................  $      1.5   $    (51.3)  $     (4.4)  $     (5.3)  $    (10.4)
                                             ==========   ==========   ==========   ==========   ==========
PER SHARE DATA:
Basic:
Income (loss) before cumulative effect of
  accounting change........................  $     0.23   $     0.32   $    (0.67)  $    (0.81)  $    (1.59)
Cumulative effect of accounting change.....          --        (8.21)          --           --           --
                                             ----------   ----------   ----------   ----------   ----------
Net income (loss)..........................  $     0.23   $    (7.89)  $    (0.67)  $    (0.81)  $    (1.59)
                                             ==========   ==========   ==========   ==========   ==========
Diluted:
Income (loss) before cumulative effect of
  accounting change........................  $     0.20   $     0.32   $    (0.67)  $    (0.81)  $    (1.59)
Cumulative effect of accounting change.....          --        (8.15)          --           --           --
                                             ----------   ----------   ----------   ----------   ----------
Net income (loss)..........................  $     0.20   $    (7.83)  $    (0.67)  $    (0.81)  $    (1.59)
                                             ==========   ==========   ==========   ==========   ==========
Basic weighted average shares
  outstanding(1)...........................   6,546,077    6,504,890    6,504,852    6,504,852    6,504,852
                                             ==========   ==========   ==========   ==========   ==========
Diluted weighted average shares
  outstanding(1)...........................   7,364,333    6,549,889    6,504,852    6,504,852    6,504,852
                                             ==========   ==========   ==========   ==========   ==========

---------------

(1) Gives effect for reverse stock split of 1 for 6 effectuated January 7, 2000. Assumes same amount of shares were outstanding throughout period.

(2) 1997 amortization includes a write-off of $4.6 of an employment contract for termination of an employee.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BKF operates entirely through Levco, an investment adviser registered with the Securities and Exchange Commission that was acquired by BKF in June 1996. Levco specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Most accounts are managed pursuant to a large cap value strategy; Levco also offers a range of alternative investment products and other more specialized investment programs.

     Levco acts as the managing general partner of a number of investment partnerships and also acts as an adviser to private investment vehicles organized outside the United States.

     With respect to accounts managed pursuant to its value equity strategies, Levco generally receives advisory fees based on a percentage of the market value of assets under management, including market appreciation or depreciation and client contributions and withdrawals. In some cases, Levco receives performance-based fees from accounts pursuing value equity strategies. With respect to private investment vehicles and separate accounts managed pursuant to similar strategies, Levco is generally entitled to receive both a fixed management fee based on a percentage of the assets under management and a share of net profits.

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

     At December 31, 2001, assets under management at Levco were $14.3 billion, compared to $11.5 billion a year earlier. Following is a comparison of Levco assets under management (in millions) as defined by product and client type:

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2001           2000           1999
                                                  ------------   ------------   ------------
Institutional...................................    $ 3,797        $ 3,290         $3,292
Sub-Advisory....................................      2,144          1,774          1,059
Non-institutional...............................      2,000          2,196          1,900
Wrap Fee........................................      4,448          2,975          1,450
Event-Driven....................................      1,533          1,071            642
Private Investment Funds........................        344            202            101
                                                    -------        -------         ------
TOTAL...........................................    $14,266        $11,508         $8,444
                                                    =======        =======         ======

     Levco also has a wholly-owned broker-dealer subsidiary that clears through CSC on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

     The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition at December 31, 2001 and 2000, the Consolidated Statement of Operations for the year ended December 31, 2001 and the Pro Forma Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 of BKF Capital Group, Inc. and Subsidiaries (which are included elsewhere herein) and should be read in conjunction with such financial statements. In light of the evolution of BKF from a closed-end management investment company to a holding company whose primary asset is the investment management business of Levco, pro forma consolidated financial statements have been included in this Annual Report on Form 10-K in order to provide meaningful comparisons of financial information for the years ended December 31, 2001, 2000 and 1999. A discussion of historical financial results of BKF as a closed-end management investment company has not been included because BKF completed the distribution of substantially all of its assets on January 7, 2000 pursuant to a Plan of Distribution of Assets approved by stockholders on August 19, 1999 and ceased to be registered as an investment company on April 18, 2000. Particular attention should be paid to the fact that a change in accounting principle was effected on April 18, 2000 resulting in an amortization expense that has been reflected in the pro forma consolidated financial statements. This amortization expense has been reflected on a pro forma basis in the consolidated financial statements for 1999, and the consolidated financial statements for 2000 reflect the actual cumulative amortization charge absorbed by BKF in 2000 as the result of the change in accounting principle.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 2000.

  Revenues

     Total revenues for 2001 were $91.46 million, reflecting an increase of 18.7% from $77.04 million in revenues in 2000. This increase was primarily attributable to a 32.4% increase in investment advisory fees (excluding incentive fees and general partner incentive allocations) from $45.61 million to $60.40 million, which increase was partly offset by a 4.0% decline in incentive fees and general partner incentive allocations from $29.70 million to $28.52 million. The increase in investment advisory fees is primarily attributable to the increase in assets under management in (1) the large cap value strategy, which experienced a significant increase in assets managed in wrap fee programs, and (2) the event driven product. The decrease in incentive fees and general partner incentive allocations is primarily attributable to a decrease in the performance of the accounts paying performance-based compensation. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

     Other income, which is primarily net commission income generated by the broker-dealer business, rose 46.5% from $1.74 million in 2000 to $2.54 million in 2001. This increase was primarily attributable to an increase in the assets under management of accounts that trade through LEVCO Securities.

  Expenses

     Total expenses for 2001 were $84.99 million, reflecting an increase of 10.9% from $76.65 million in 2000. Excluding amortization of intangibles and restricted stock units granted and vested in 2000, total expenses were $75.49 million, reflecting an increase of 31.8% from $57.28 million in 2000. The largest component of this increase was a 30.6% increase in compensation expense, which went from $45.61 million (excluding grants of restricted stock units) to $59.57 million. The increase in compensation expense is primarily attributable to (1) the increase in revenues and (2) the increase in compensation expense as a percentage of pre-tax, pre-compensation profits (excluding certain costs incurred in connection with new product development) under the compensation guidelines approved by the board of directors effective as of the beginning of 2001. Such compensation guidelines were approved by the board of directors following consultation with independent compensation consultants.

     Occupancy and equipment rental for 2001 was $3.03 million, reflecting an increase of 32.7% from $2.29 million in 2000. This increase resulted from lease amendments entered in the latter part of 2000 and in 2001, which added a total of approximately 39,000 square feet and resulted in an additional rental expense of approximately $455,000 in 2001. BKF does not currently anticipate subleasing a significant portion of this additional space, as the Company's management foresees continued growth in investment management and other personnel over the term of the lease.

     Other operating expenses of BKF for 2001 were $12.16 million, reflecting an increase of 29.7% from $9.38 million in 2000. This increase primarily reflected an increase in (1) portfolio management and trading system costs (which bear a correlation to the number of accounts managed in wrap fee programs),

(2) professional and consulting fees paid to third parties providing marketing, legal and investment related services, and (3) reimbursements to client accounts in connection with trading activities.

  Operating Income

     Operating income rose to $6.47 million, up from $388,000 for 2000, reflecting the increase in revenues, which exceeded the increase in expenses. Excluding the amortization of intangibles expense and the grant of restricted stock units in 2000, operating income in 2001 was $15.97 million, reflecting a decline of 19.2%, from $19.76 million in 2000.

  Net Realized and Unrealized Gain/Loss on Investments

     In 2001, BKF had realized and unrealized gains on investments of $1.62 million, reflecting (1) the receipt of approximately $915,000 from the settlement of class action suits relating to investments made by BKF during the time it was a registered investment company and (2) the net gains in its seed capital investments in a range of long only and alternative investment strategies (excluding investments in affiliated partnerships). As of year end, approximately $2.78 million was invested in such strategies. In 2000, BKF had a net realized and unrealized loss on investments of $228,000 primarily as the result of the permanent write down of a historical private placement position that had been part of BKF's portfolio when it was an investment company. This loss was partly offset by net gains in small cap (which was terminated in August
2001), small/mid cap, and financial services long only equity value portfolios funded by BKF in the fourth quarter of 2000 in order to establish track records for developing products.

  Interest and Dividend Income

     Interest and dividend income was $1.30 million in 2001, reflecting a decline of 4.3% from $1.36 million in 2000. This decline resulted from a significant decline in interest rates, which was only partially offset by higher cash balances.

  Income Taxes

     BKF recorded an income tax expense of $7.85 million, net of a deferred tax benefit of ($377,000), in 2001, as compared to an income tax benefit of ($665,000) in 2000.

     In 2000, BKF realized a $10.9 million capital loss for book purposes relating to an investment that was made when BKF was still an investment company; $4.53 million of this loss was used in 2000 to offset taxable capital gains. The balance of the unused capital loss was carried back to previous taxable years for federal income tax purposes to offset prior taxable capital gains. Such carry back resulted in a federal income tax refund of $2.2 million, which is not reflected in the Consolidated Statements of Operations, but is reflected in the reduction of the deferred tax asset in 2001. The deferred tax asset in 2001 is primarily attributable to future tax benefits relating to future compensation deductions and unrealized partnership losses.

     Absent the non-deductible amortization expense, BKF had an effective tax rate of 42% in 2001. Absent the non-deductible amortization expense and the realization of the capital loss previously recorded as an unrealized loss by the investment company, BKF would have had an effective tax rate of 47% in 2000. For the period ended December 31, 2000, application of a 47% effective tax rate would have resulted in a provision for taxes of $5.75 million. This amount was offset by ($6.4) million in future tax benefits primarily attributable to ($3.0) million in future tax benefits from the unused portion of the capital loss, ($5.6) million in future tax benefits relating to future compensation deductions attributable to the grant of restricted stock units (as the compensation expense is not deductible for tax purposes until the delivery of the underlying stock) and $2.2 million in future taxable income attributable to deferred revenue and unrealized gain on investments. The difference in effective tax rates in 2001 and 2000 is primarily attributable to state and local taxes due to changes in the allocated income among various taxing jurisdictions.

 PRO FORMA YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1999.

  Revenues

     Total revenues for 2000 were $77.04 million, reflecting an increase of 58.3% from $48.66 million in 1999. This increase was attributable to (1) a 23.5% increase in investment advisory fees (excluding incentive fees and general partner incentive allocations) from $36.93 million (excluding investment advisory fees received for managing the portfolio of BKF) to $45.61 million and
(2) a 188.2% increase in incentive fees and general partner incentive allocations from $10.31 million to $29.70 million. The increase in investment advisory fees is primarily attributable to the increase in assets under management in (1) the large cap value strategy, which experienced a significant increase in assets managed in wrap fee programs, and (2) the event driven product. The increase in incentive fees and general partner incentive allocations is primarily attributable to (1) the increase in assets under management in the event driven product and (2) approximately $5.1 million in incentive fees and general partner incentive allocations from accounts or vehicles following the large cap value strategy or specialized investment strategies (other than the event driven product) which had not produced incentive fees or allocations in 1999. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

     Other income, which is primarily net commission income generated by the broker-dealer business, rose 22.3% from $1.42 million to $1.74 million.

  Expenses

     Total expenses for 2000 were $76.65 million, reflecting an increase of 63.0% from $47.01 million in 1999. Excluding amortization of intangibles, total expenses were $69.05 million, reflecting an increase of 96.6% from $35.11 million in 1999. The largest component of this increase was a 118.2% increase in compensation expense, which increased from $26.30 million to $57.38 million. This increase in compensation expense is primarily attributable to (1) the increase in revenues and (2) grants of restricted stock units to employees of the firm.

     In connection with 2000 compensation and as part of broader incentive compensation program meant to retain and attract key employees, the compensation committee of BKF's board of directors approved grants of 650,485 restricted stock units to BKF employees. These grants vested immediately and resulted in compensation expense of $11.77 million in 2000. Under the terms of the stock award agreements relating to the grants, the actual delivery of shares of stock will not take place for three years from the date of grant and will be subject to the satisfaction of certain conditions by the recipients.

     Other operating expenses of BKF in 2000 were $9.38 million, reflecting an increase of 40.1% from $6.70 million in 1999. This increase primarily reflected an increase in marketing fees paid to third parties for soliciting investors on behalf of Levco. Other factors contributing to the rise were increased promotional expenses relating to internal marketing efforts and an increase in portfolio management and trading system costs.

  Operating Income

     Operating income for 2000 was $388,000, reflecting a decline of 76.5% from $1.65 million for 1999. This decline reflected the increase in expenses, including the restricted stock unit grants, which exceeded the increase in revenues. Excluding the amortization of intangibles and the grant of restricted stock units, operating income was $20.26 million, reflecting an increase of 49.6% from $13.55 million in 1999.

  Interest and Dividend Income

     Interest and dividend income in 2000 was $1.36 million, reflecting an increase of 214.3% from $431,000 in 1999. This increase in interest income resulted from four major factors: (1) increased cash generated by operations;
(2) the shift of a portion of 1999 compensation from cash to equity-based instruments; (3) a reduction in estimated tax payments resulting from the utilization of a portion of a capital loss; and (4) the reclassification of the $65 million BKF loan to Levco to equity in December 1999. This reclassification enabled Levco to cease making interest payments to BKF, resulting in higher cash balances for Levco.

  Loss on Investments

     In 2000, BKF had a net realized and unrealized loss on investments of $228,000 primarily as the result of the permanent write down of a historical private placement position that had been part of BKF's portfolio when it was an investment company. This loss was partly offset by net gains in small cap, small/mid cap, and financial services long only value equity portfolios funded by BKF in the fourth quarter of 2000 in order to establish track records for developing products. A pro forma adjustment to the 1999 financial statements eliminating investment company specific income resulted in there being no pro forma net loss or gain on investments in 1999.

  Income Taxes

     BKF recorded an income tax benefit of ($665,000) in 2000, as compared to a tax provision of $6.46 million in 1999.

     In 2000, BKF realized a $10.9 million capital loss for book purposes relating to an investment that was made when BKF was still an investment company; $4.53 million of this loss was used in 2000 to offset taxable capital gains.

     Absent the non-deductible amortization expense and the realization of the capital loss previously recorded as an unrealized loss by the investment company, BKF would have had an effective tax rate of 47%, which would have resulted in a provision for taxes of $5.75 million. This amount was offset by ($6.4) million in future tax benefits primarily attributable to ($3.0) million in future tax benefits from the unused portion of the capital loss, ($5.6) million in future tax benefits relating to future compensation deductions attributable to the grant of restricted stock units (as the compensation expense is not deductible for tax purposes until the delivery of the underlying stock) and $2.2 million in future taxable income attributable to deferred revenue and unrealized gain on investments. An effective tax rate of 46% (before amortization) was used to calculate the provision for taxes at December 31, 1999.

  Change in Accounting Principle

     A change in accounting principle that became effective on April 18, 2000 upon the de-registration of BKF as an investment company resulted in a cumulative amortization expense derived from the 1996 acquisition of Levco by BKF. The de-registration of BKF transformed BKF into an operating company and caused the 1996 transaction to become subject to purchase accounting rules. This amortization expense is non-deductible for income tax purposes because the purchase accounting method is being applied retroactively. A one-time charge to income in the amount of $53.37 million for accumulated amortization from June 1996 through April 18, 2000 was recorded in the second quarter of 2000. This was a non-cash charge.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of December 31, 2001 consist primarily of cash, short term investments, advisory fees receivable and marketable equity securities.

     While BKF utilizes capital to develop and seed new investment products, BKF's business is not generally capital intensive. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At December 31, 2001, BKF had cash and cash equivalents of $41.83 million, compared to $22.27 million at December 31, 2000. This increase in cash and cash equivalents primarily reflects the retention of operating income. Investment advisory fees receivable were $27.83 million at December 31, 2001 and $27.84 million at December 31, 2000, as an increase in assets under management was offset by a decrease in incentive fees. The increase in investments in affiliated investment partnerships to $17.53 million at December 31, 2001 from $11.86 million at December 31, 2000 primarily reflects the investment by BKF of

$6.9 million in conjunction with the development of four affiliated investment partnerships. This amount was partially offset by the decrease in incentive allocations to Levco GP, Inc. These incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.

     The decrease in deferred tax assets to $4.89 million in 2001 from $6.71 million in 2000 is primarily attributable to the $2.2 million federal income tax refund received in 2001 as the result of the carryback of a portion of a $10.9 million capital loss realized for book purposes in 2000.

     Prepaid expenses and other assets declined to $2.56 million at December 31, 2001 from $3.04 million at December 31, 2000 as the result of the amortization of the pre-paid premium on the three year Directors and Officers/Errors and Omissions Liability insurance policy which is being financed by BKF over a 30-month period.

     Investments in securities of $2.78 million at December 31, 2001, as compared to $2.62 million at December 31, 2000, represent investments made by the Company to seed small/mid cap and financial services long only equity value products and shares purchased in an affiliated offshore investment company.

     Accrued expenses were $4.39 million at December 31, 2001, as compared to $3.39 million at December 31, 2000. This increase is primarily attributable to increases in sales commissions payable to Levco salespeople and in referral fees payable to third parties.

     Accrued bonuses were at $37.61 million at December 31, 2001, as compared to $28.06 million at December 31, 2000. This increase is primarily attributable to
(1) the increase in revenues during 2001 and (2) the increase in compensation expense as a percentage of pre-tax, pre-compensation profits under the compensation guidelines approved by the board of directors effective as of January 2001.

     Other liabilities decreased to $221,000 at December 31, 2001 from $974,000 at December 31, 2000, primarily as the result of (1) payments made on a loan used to finance BKF's Directors and Officers/Errors and Omissions Liability insurance coverage, and (2) a reduction in the amounts due with regard to pending trades in the seed capital portfolios.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. BKF's business is not seasonal. Except for the lease commitments and related expenditures described below, BKF has no material commitments for capital expenditures. The Company has office space obligations that require monthly payments plus escalations through September 2011. At December 31, 2001, the minimum annual rental commitments under the operating lease are as follows:

2002........................................................  $ 3,807,000
2003........................................................    3,867,000
2004........................................................    3,870,000
2005........................................................    3,879,000
2006........................................................    3,943,000
Thereafter..................................................   22,347,000
                                                              -----------
Total minimum payments required.............................  $41,713,000
                                                              ===========

     In addition, BKF anticipates that it will incur at least $2.5 million in costs in connection with the expansion of its facilities, which costs will be amortized over the life of the lease.

OFF BALANCE SHEET RISK

     Levco GP serves as the managing general partner for several affiliated investment partnerships which trade primarily in equity securities or, in the case of one partnership, in distressed corporate debt. As of December 31, 2001, total partners' capital in these partnerships was approximately $510.0 million. As of December 31, 2001, the sum total of Levco GP's capital accounts in the affiliated investment partnerships was approximately $17.5 million. The financial condition and results of operations of these affiliated investment partnerships are not included in BKF's consolidated statement of financial condition (except to the extent of Levco GP's equity ownership). Levco GP does not maintain control over the affiliated investment partnerships, has not guaranteed any of the affiliated investment partnerships' obligations, and does not have any contractual commitments associated with them. In addition, limited partners in the affiliated investment partnerships have the right to make withdrawals on a quarterly basis.

RELATED PARTY TRANSACTIONS

     Levco earned investment advisory fees from accounts for which four current members of BKF's Board of Directors (of which one is an officer of the Company) have controlling discretion. The amounts earned from these accounts were $2.8 million and $2.6 million for the years ended December 31, 2001 and 2000, respectively. These accounts are managed in Levco's routine course of business and do not and will not impact BKF's current and prospective financial position and operating results any differently than similarly sized managed accounts.

CRITICAL ACCOUNTING POLICIES

  REVENUE RECOGNITION

     With respect to incentive fees and allocations, BKF has elected to accrue income on a quarterly basis, though such fees and allocations are determined and billed or allocated at the end of the applicable measurement period. Such accruals may be reversed as the result of subsequent investment performance prior to the conclusion of the applicable contract year or investor withdrawal. Alternatively, BKF could have adopted a policy of not recognizing such fees or allocations until the respective payments are fixed at the end of the performance measurement period. Since most incentives fees or allocations are determined as of the end of the calendar year, the adoption of a revenue recognition policy that defers recognition of incentive fees or allocations and associated expenses could result in much lower levels of income, and associated compensation expenses, for periods prior to the fourth quarter. BKF's annual financial results would not be materially affected, as most of the performance measurement periods conclude on December 31.

  PURCHASE PRICE ALLOCATION

     In order to account for the acquisition of Levco by BKF in 1996 utilizing the purchase method of accounting, Levco's cost in excess of net assets was reflected in the following intangible items: goodwill, employment contracts for key personnel and investment advisory contracts. The total value of these intangibles at the time of the acquisition was $116.8 million. BKF has determined that 20% of that amount was attributable to goodwill, 20% to the employment contracts and 60% to the investment contracts. BKF amortizes the value of the goodwill over a 15 year period, the value of the investment contracts over a ten year period, and amortized the employment contracts, which have all expired, over their respective terms. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," commencing in 2002, the net carrying value of the goodwill of $14.8 million at December 31, 2001, will cease to be amortized. Goodwill will be subject to an annual impairment test. Other intangible assets with finite lives, such as investment contracts, will continue to be amortized over their useful lives.

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Levco GP serves as the managing general partner for several affiliated investment partnerships which are not consolidated with BKF. These general partnerships are periodically assessed to determine whether the underlying assets and liabilities should be consolidated. See "Item 7-Off Balance Sheet Risk."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter with respect to which the investment advisory fee is charged, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues for the quarter. Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven strategies, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. In addition, as of December 31, 2001 and 2000, BKF had invested (1) $2.99 and $2.62 million, respectively, in seed capital for long only value equity products, which investments could be similarly impacted by a decline in the performance of value stocks, and (2) $9.32 and $2.63 million, respectively, in proprietary alternative investment strategies, which are also exposed to market fluctuations.

     The following table (dollars in thousands) summarizes our seed capital investments as of December 31, 2001 in long only value equity products and alternative investment strategies and provides a sensitivity analysis assuming a 10% increase or decrease in the value of these seed capital investments.

                                                       FAIR VALUE ASSUMING   FAIR VALUE ASSUMING
                                                         10% DECREASE IN       10% INCREASE IN
                                          FAIR VALUE      EQUITY PRICE          EQUITY PRICE
                                          ----------   -------------------   -------------------
AT DECEMBER 31, 2001
Equity price sensitive investments, at     $12,309           $11,078               $13,540
  fair value............................

AT DECEMBER 31, 2000
Equity price sensitive investments, at     $ 5,282           $ 4,754               $ 5,810
  fair value............................

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The independent auditor's reports and financial statements listed in the accompanying index are included in Item 14 of this Annual Report on Form 10-K. See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting or financial disclosure matters.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     The information required by Items 10, 11, 12 and 13 will be furnished on or prior to April 30, 2002 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A which will contain such information.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

          (1)  Financial Statements

          Included herein at pages F-1 through F-23.

          (2)  Financial Data Schedules

          All schedules are omitted, as the required information is inapplicable or is included in the financial statements or related notes.

          (3)  Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1     --   Restated Certificate of Incorporation of Registrant, as
               amended (incorporated by reference to Exhibit 3(i) to
               Registrant's Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 and June 30, 2001).
  3.2     --   Bylaws of Registrant (incorporated by reference to Exhibit
               3(ii) to Registrant's Quarterly Report on Form 10-Q for the
               period ended September 30, 2001).
  4.1     --   Specimen of Common Stock Certificate (incorporated by
               reference to Exhibit 4.1 of Registrant's Annual Report on
               Form 10-K for the period ended December 31, 2000).
  4.2     --   Rights Agreement dated as of June 8, 2001 between BKF and
               Mellon Investor Services LLC (as Rights Agent) (incorporated by reference to Exhibit 4.1 to BKF's Current Report on Form
               8-K dated June 11, 2001).
 10.1     --   Lease dated December 20, 1993 between Rockefeller Center
               Properties and John A. Levin & Co., Inc., as amended
               (incorporated by reference to Exhibit 10.1 of Registrant's
               Annual Report on Form 10-K for the period ended December 31,
               2000, Exhibit 10.2 to Registrant's Quarterly Report on Form
               10-Q for the period ended June 30, 2001, and Exhibit 10.2 to
               Registrant's Quarterly Report on Form 10-Q for the period
               ended September 20, 2001).
 10.2     --   Employment Agreement dated December 31, 1999 between Gregory
               T. Rogers, BKF Capital Group, Inc. and Levin Management Co.,
               Inc. (incorporated by reference to Exhibit 10.2 of
               Registrant's Annual Report on Form 10-K for the period ended
               December 31, 2000).
 10.3     --   Registrant's 1998 Incentive Compensation Plan, as amended
               (incorporated by reference to Exhibit 10.1 to Registrant's
               Quarterly Report on Form 10-Q for the period ended June 30,
               2001).
 10.4     --   Registrant's Deferred Compensation Plan (incorporated by
               reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000).
 10.5     --   Form of Stock Option Award Agreement.*
 10.6     --   Form of Deferred Stock Award Agreement (incorporated by
               reference to Exhibit 4.5 to the Registration Statement on
               Form S-8 filed with the Commission on November 17, 2000).
 21.1     --   Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 to the Registrant's Annual Report on Form 10-K
               for the period ended December 31, 2000).
 23.1     --   Consent of Ernst & Young, LLP.*
 24.1     --   Powers of Attorney (included on the Signature Pages
               hereto).*

---------------

 *  Filed herewith

(b) Reports on Form 8-K

     BKF Capital Group, Inc. filed reports on Form 8-K on May 30, 2001 and June 11, 2001. Item 5 on each such Form 8-K was completed in connection with the adoption of the Rights Agreement dated as of June 8, 2001 between BKF and Mellon Investor Services LLC (as Rights Agent).

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

                                          BKF CAPITAL GROUP, INC.

                                          BY: /s/    GLENN A. AIGEN
                                            ------------------------------------
                                                       Glenn A. Aigen
                                                   Senior Vice President
                                                And Chief Financial Officer

Date: April 1, 2002

     Each person whose signature appears below hereby constitutes and appoints John A. Levin, Glenn A. Aigen and Norris Nissim and each of them, his true and lawful attorney-in-fact and agent with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

                        SIGNATURE                                   TITLE                       DATE
                        ---------                                   -----                       ----

                /s/ JOHN A. LEVIN                     Chairman, Chief Executive Officer     April 1, 2002
 ------------------------------------------------     and President (Principal Executive
                  John A. Levin                                    Officer)

                /s/ GLENN A. AIGEN                     Senior Vice President and Chief      April 1, 2002
 ------------------------------------------------        Financial Officer (Principal
                  Glenn A. Aigen                      Financial and Accounting Officer)

             /s/ ANSON M. BEARD, JR.                               Director                 April 1, 2002
 ------------------------------------------------
               Anson M. Beard, Jr.

              /s/ J. BARTON GOODWIN                                Director                 April 1, 2002
 ------------------------------------------------
                J. Barton Goodwin

              /s/ DAVID D. GRUMHAUS                                Director                 April 1, 2002
 ------------------------------------------------
                David D. Grumhaus

              /s/ BURTON G. MALKIEL                                Director                 April 1, 2002
 ------------------------------------------------
                Burton G. Malkiel

               /s/ PETER J. SOLOMON                                Director                 April 1, 2002
 ------------------------------------------------
                 Peter J. Solomon

              /s/ DEAN J. TAKAHASHI                                Director                 April 1, 2002
 ------------------------------------------------
                Dean J. Takahashi

                /s/ JAMES S. TISCH                                 Director                 April 1, 2002
 ------------------------------------------------
                  James S. Tisch

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors..............................    F-2
Report of Independent Accountants...........................    F-3
Consolidated Statements of Financial Condition at December
  31, 2001 and 2000.........................................    F-4
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................    F-5
Pro Forma Consolidated Statement of Operations for the year
  ended December 31, 1999...................................    F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    F-7
Consolidated Statements of Cash Flows (historical) for the
  years ended December 31, 2000 and 1999....................    F-8
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2001, 2000 and 1999......    F-9
Notes to Consolidated Financial Statements..................   F-10

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BKF Capital Group, Inc.

     We have audited the accompanying consolidated statements of financial condition of BKF Capital Group, Inc. (formerly known as Baker, Fentress & Company) as of December 31, 2001 and 2000, and the consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, in 2000, BKF Capital Group, Inc. changed its method of accounting for its acquisition of Levin Management Co., Inc. in 1996.

                                          /s/ ERNST & YOUNG LLP

February 15, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
BKF Capital Group, Inc.

     We have reviewed the pro forma adjustments reflecting the transaction described in Note 1 and the application of those adjustments to the historical amounts in the accompanying pro forma consolidated statements of operations and cash flows for each of the years in the two year period ended December 31, 2000 of BKF Capital Group, Inc. (formerly known as Baker, Fentress & Company). The historical financial statements are derived from the historical financial statements of BKF Capital Group, Inc. and Levin Management Co., Inc., which were both audited by us. Such pro forma adjustments are based on management's assumptions described in Note 1. Our review was conducted in accordance with standards established by the American Institute of Certified Public Accountants.

     A review is substantially less in scope than an examination, the objective of which is the expression of an opinion on management's assumptions, the pro forma adjustments, and the application of those adjustments to historical financial information. Accordingly, we do not express such an opinion.

     The objective of this pro forma financial information is to show what the significant effects on the historical financial information might have been had the transaction occurred at an earlier date. However, the pro forma financial statements are not necessarily indicative of the results of operations and cash flows that would have been attained had the above-mentioned transaction actually occurred earlier.

     Based on our review, nothing came to our attention that caused us to believe that management's assumptions do not provide a reasonable basis for presenting the significant effects directly attributable to the above-mentioned transaction described in Note 1, that the related pro forma adjustments do not give appropriate effect to those assumptions, or that the pro forma column does not reflect the proper application of those adjustments to the historical financial statement amounts in the pro forma consolidated statements of operations and cash flows for each of the years in the two year period ended December 31, 2000.

                                          /s/ ERNST & YOUNG LLP

February 15, 2002

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (AUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS:
Cash and cash equivalents...................................    $ 41,827       $ 22,268
Investment advisory fees receivable.........................      27,826         27,842
Investments in securities, at value (cost $2,424 and $2,489,
  respectively).............................................       2,784          2,622
Prepaid expenses and other assets...........................       2,557          3,042
Investments in affiliated partnerships......................      17,530         11,860
Fixed assets (net of accumulated depreciation of $2,765 and
  $2,316, respectively).....................................       3,177          3,070
Deferred tax asset..........................................       4,889          6,708
Goodwill....................................................      23,363         23,363
Employment contracts........................................          --         23,363
Investment advisory contracts...............................      70,088         70,088
Accumulated amortization....................................     (47,115)       (60,977)
                                                                --------       --------
          Total assets......................................    $146,926       $133,249
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accrued expenses............................................    $  4,386       $  3,390
Accrued bonuses.............................................      37,611         28,056
Accrued incentive compensation..............................         642            321
Income taxes payable........................................         582            377
Other liabilities...........................................         221            974
                                                                --------       --------
          Total liabilities.................................      43,442         33,118
                                                                ========       ========
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 and
  60,000,000 shares, respectively; issued and
  outstanding -- 6,600,589 and 6,518,665 shares,
  respectively..............................................       6,601          6,519
Additional paid-in capital..................................      64,002         62,227
Retained earnings...........................................      32,881         31,385
                                                                --------       --------
          Total stockholders' equity........................     103,484        100,131
                                                                --------       --------
          Total liabilities and stockholders' equity........    $146,926       $133,249
                                                                ========       ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                                         PRO FORMA     PRO FORMA
                                                              2001       2000 (A)      1999 (C)
                                                           ----------   -----------   -----------
                                                           (AUDITED)    (UNAUDITED)   (UNAUDITED)
REVENUES:
Investment advisory fees.................................  $   60,396   $   45,605    $   36,934
Incentive fees...........................................      28,518       29,695        10,305
Commission income -- net.................................       2,544        1,736         1,419
                                                           ----------   ----------    ----------
          Total revenues.................................      91,458       77,036        48,658
                                                           ----------   ----------    ----------
EXPENSES:
Employee compensation and benefits.......................      59,573       45,613        26,297
Employee compensation -- grants of restricted stock
  units..................................................         723       11,767            --
Occupancy & equipment rental.............................       3,033        2,286         2,120
Other operating expenses.................................      12,163        9,379         6,696
Amortization of intangibles..............................       9,501        7,603        11,896
                                                           ----------   ----------    ----------
          Total expenses.................................      84,993       76,648        47,009
                                                           ----------   ----------    ----------
Operating income.........................................       6,465          388         1,649
Other income (expense):
Net realized and unrealized gain (loss) on investments...       1,615         (228)           --
Interest and dividend income.............................       1,297        1,355           431
Interest expense.........................................         (33)        (105)           --
                                                           ----------   ----------    ----------
Income before taxes and cumulative effect of change in
  accounting principle...................................       9,344        1,410         2,080
                                                           ----------   ----------    ----------
Income tax expense (benefit).............................       7,848         (665)        6,458
                                                           ----------   ----------    ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE...................................       1,496        2,075        (4,378)
                                                           ----------   ----------    ----------
Cumulative effect to April 18, 2000 of change in
  accounting principle...................................          --      (53,374)           --
                                                           ----------   ----------    ----------
NET INCOME (LOSS)........................................  $    1,496   $  (51,299)   $   (4,378)
                                                           ==========   ==========    ==========
Basic earnings (loss) per share(b):
Income (loss) before cumulative effect of accounting
  change.................................................  $     0.23   $     0.32    $    (0.67)
Cumulative effect of accounting change...................          --        (8.21)           --
                                                           ----------   ----------    ----------
Net income (loss)........................................  $     0.23   $    (7.89)   $    (0.67)
                                                           ==========   ==========    ==========
Diluted earnings (loss) per share(b):
Income (loss) before cumulative effect of accounting
  change.................................................  $     0.20   $     0.32    $    (0.67)
Cumulative effect of accounting change...................          --        (8.15)           --
                                                           ----------   ----------    ----------
Net income (loss)........................................  $     0.20   $    (7.83)   $    (0.67)
                                                           ==========   ==========    ==========
Weighted average shares outstanding(b)
Basic....................................................   6,546,077    6,504,890     6,504,852
                                                           ==========   ==========    ==========
Diluted..................................................   7,364,333    6,549,889     6,504,852
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

(c) Refer to page F-10 for a summary of the pro forma adjustments.
                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                              BKF CAPITAL                                  PRO FORMA
                                              GROUP, INC.       LEVCO                     CONSOLIDATED
                                               YEAR ENDED     YEAR ENDED                   YEAR ENDED
                                              DECEMBER 31,   DECEMBER 31,    PRO FORMA    DECEMBER 31,
                                                  1999           1999       ADJUSTMENTS       1999
                                              ------------   ------------   -----------   ------------
                                               (AUDITED)      (AUDITED)                   (UNAUDITED)
REVENUES:
Investment advisory fees....................    $    --        $38,019(a)      (1,085)     $   36,934
Incentive fees(f)...........................         --         10,305                         10,305
Commission income -- net....................         --          1,419                          1,419
                                                -------        -------                     ----------
          Total revenues....................         --         49,743                         48,658
                                                -------        -------                     ----------
EXPENSES:
Employee compensation and benefits(f).......      3,691         27,008(b)      (3,691)         26,297
                                                                      (a)        (711)
Occupancy & equipment rental................        247          2,120(b)        (247)          2,120
Other operating expenses....................      4,793          5,288(b)      (4,793)          6,696
                                                                      (a)       1,408
Investment advisory fees....................      1,085             --(a)      (1,085)             --
Amortization of intangibles.................         --             --(c)      11,896          11,896
                                                -------        -------                     ----------
          Total expenses....................      9,816         34,416                         47,009
                                                -------        -------                     ----------
Operating income (loss).....................     (9,816)        15,327                          1,649
Other income (expense):
Net realized and unrealized gains from
  investments...............................     24,466             --(b)     (24,466)             --
Interest income.............................      9,995            431(b)      (9,995)            431
Dividend income.............................      7,940             --(b)      (7,940)             --
Interest income (expense) -- intercompany...      6,054        (6,054)                             --
Interest expense -- bank borrowing..........       (258)            --(b)         258              --
                                                -------        -------                     ----------
Income before taxes.........................     38,381          9,704                          2,080
                                                -------        -------                     ----------
Income tax expense(f).......................         --          4,493(d)       1,965           6,458
                                                -------        -------                     ----------
          Net income (loss).................    $38,381        $ 5,211                     $   (4,378)
                                                =======        =======                     ==========
Net (loss) per share:
  Basic and diluted(e)......................                                               $    (0.67)
                                                                                           ==========
Weighted average shares outstanding -- basic
  and diluted(e)............................
                                                                                            6,504,852
                                                                                           ==========

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                           PRO FORMA     PRO FORMA
                                                                2001         2000          1999
                                                              ---------   -----------   -----------
                                                              (AUDITED)   (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................   $ 1,496     $(51,299)      $(4,378)
Adjustments to reconcile net income (loss) to net cash
  provided by operations:
  Depreciation and amortization(a)..........................    10,365       61,773        12,654
  Compensation expense for vesting of restricted stock
     units..................................................       723       12,268            --
  Tax benefit related to employee compensation plans........       841           34            --
  Unrealized (gain) loss on marketable securities...........       226         (133)           --
  Realized loss on investments..............................        --          108            --
  Changes in operating assets and liabilities:
     (Increase) decrease in investment advisory fees
       receivable...........................................        16      (15,392)       (2,702)
     (Increase) decrease in prepaid expenses and other
       assets...............................................       656          123           655
     (Increase) in investments in a affiliated investment
       partnerships.........................................    (5,670)      (4,227)       (2,750)
     (Increase) decrease in investments in securities.......      (388)      (2,489)           --
     (Increase) decrease in deferred income taxes...........     1,819       (6,410)         (214)
     Increase (decrease) in accrued expenses................       996       (1,354)          426
     Increase in accrued bonuses............................     9,555       14,710         2,839
     Increase (decrease) in income taxes payable............       205         (228)          167
     Increase (decrease) in other liabilities...............      (396)         396            --
                                                               -------     --------       -------
Net cash provided by operating activities...................    20,444        7,880         6,697
                                                               -------     --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................      (971)        (711)         (925)
Proceeds from sale of investments...........................        --          892            --
                                                               -------     --------       -------
Net cash provided by (used in) investing activities.........      (971)         181          (925)
                                                               -------     --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................      (357)        (332)           --
Issuance of common stock....................................       443           --            --
Cash included in deemed contribution (distribution).........        --          178        (2,190)
                                                               -------     --------       -------
Net cash provided by (used in) financing activities.........        86         (154)       (2,190)
                                                               -------     --------       -------
Net increase in cash and cash equivalents...................    19,559        7,907         3,582
Cash and cash equivalents at the beginning of the period....    22,268       14,361        10,779
                                                               -------     --------       -------
Cash and cash equivalents at the end of the period..........   $41,827     $ 22,268       $14,361
                                                               =======     ========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................   $    33     $    105       $    --
                                                               =======     ========       =======
Cash paid for taxes.........................................   $ 6,981     $  5,998       $ 4,912
                                                               =======     ========       =======

---------------

(a) - Includes cumulative effect of change in accounting principle in 2000.

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- HISTORICAL
                                   (AUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2000(B)        1999
                                                              ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from
  operations................................................  $(53,972)    $  38,381
Adjustments to reconcile net increase (decrease) in net
  assets resulting from operations to net cash provided by
  operating activities:
  Depreciation and amortization(a)..........................    61,575            --
  Compensation expense for vesting of restricted stock
    units...................................................    12,143            --
  Tax benefit related to employee compensation plans........        34            --
  Net realized and unrealized (gain) loss on investments....       268       (24,466)
  Changes in operating assets and liabilities:
    (Increase) in investment advisory fees receivable.......   (16,251)           --
    Decrease in receivable for securities sold..............        --           564
    Decrease in dividends and interest receivable...........        --           791
    (Increase) in prepaid expenses and other assets.........       (47)          378
    (Increase) in investments in affiliated investment
     partnerships...........................................    (7,343)           --
    (Increase) in investments in securities.................    (2,489)           --
    (Increase) in deferred income taxes.....................    (6,708)           --
    Increase (decrease) in accrued expenses.................    (1,027)        1,913
    Increase in accrued bonuses.............................    23,319            --
    Increase in other liabilities...........................       396            --
    (Decrease) in income taxes payable......................    (1,220)           --
    (Decrease) in payable for investment management fee.....        --          (117)
    Net amortization of discounts...........................        --          (414)
                                                              --------     ---------
Net cash provided by operating activities...................     8,678        17,030
                                                              --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................      (562)           --
Proceeds from sale of investments and portfolio
  securities................................................       599       887,074
Cash from previously unconsolidated subsidiary..............    11,873            --
Purchases of portfolio securities...........................        --      (247,686)
Sales/maturities of money market securities, net............        --        24,794
                                                              --------     ---------
Net cash provided by investing activities...................    11,910       664,182
                                                              --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................      (250)           --
Dividends and capital gain distributions....................  (480,058)     (236,575)
Repayment of bank borrowing.................................        --        (5,000)
                                                              --------     ---------
Net cash (used in) financing activities.....................  (480,308)     (241,575)
                                                              --------     ---------
Net increase (decrease) in cash and cash equivalents........  (459,720)      439,637
Cash and cash equivalents at the beginning of the period....   481,988        42,351
                                                              --------     ---------
Cash and cash equivalents at the end of the period..........  $ 22,268     $ 481,988
                                                              ========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $     94     $      --
                                                              ========     =========
Cash paid for taxes.........................................  $  5,049     $      --
                                                              ========     =========

---------------

NON-CASH TRANSACTIONS:

    During the quarter ended March 2000, the Company financed a portion of its Directors and Officers / Errors and Omissions insurance policy (premium $910).

(a) Includes cumulative effect of change in accounting principle in 2000.

(b) The cash flow represents the historical cash flows of BKF Capital Group, Inc. (the former registered investment company) for the period January 1, 2000 to April 18, 2000 and the combined cash flows of the holding company for the period April 19, 2000 to December 31, 2000.
                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                   (AUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                 COMMON      ADDITIONAL      RETAINED
                                                 STOCK     PAID-IN CAPITAL   EARNINGS      TOTAL
                                                --------   ---------------   ---------   ---------
BALANCE AT DECEMBER 31, 1998..................    39,029        463,426        268,867     771,322
Dividend and capital gain distributions.......        --             --       (236,575)   (236,575)
Net income....................................        --             --         38,381      38,381
                                                --------      ---------      ---------   ---------
BALANCE AT DECEMBER 31, 1999..................    39,029        463,426         70,673     573,128
Dividend, capital gain and return of capital
  distributions...............................        --       (445,868)       (34,190)   (480,058)
1 for 6 reverse stock split...................   (32,524)        32,524             --          --
Baker Fentress & Company deemed
  contribution................................        --            178             --         178
Consolidation of previously unconsolidated
  subsidiary..................................        --             --         46,201      46,201
Grants of restricted stock units (note 10)....        --         11,767             --      11,767
Issuance of common stock (note 10)............        14            166             --         180
Tax benefit related to employee compensation
  plans.......................................        --             34             --          34
Net (loss)....................................        --             --        (51,299)    (51,299)
                                                --------      ---------      ---------   ---------
BALANCE AT DECEMBER 31, 2000..................     6,519         62,227         31,385     100,131
Grants of restricted stock units (note 10)....        --            393             --         393
Issuance of common stock (note 10)............        82            541             --         623
Tax benefit related to employee compensation
  plans.......................................        --            841             --         841
Net income....................................        --             --          1,496       1,496
                                                --------      ---------      ---------   ---------
BALANCE AT DECEMBER 31, 2001..................  $  6,601      $  64,002      $  32,881   $ 103,484
                                                ========      =========      =========   =========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

     BKF Capital Group, Inc. (formerly Baker, Fentress & Company, hereto referred to as "BKF" or the "Company") operated under the Investment Company Act of 1940 as a non-diversified closed-end management investment company. In August 1999, the Board of Directors and shareholders of BKF adopted and implemented a Plan for Distribution of Assets ("Plan"), pursuant to which substantially all of BKF's investment securities were sold. The cash proceeds, as well as shares of Consolidated-Tomoka Land Company ("CTO"), were subsequently distributed to shareholders by January 7, 2000. The Company received a deregistration order from the Securities and Exchange Commission ("SEC") on April 18, 2000, effectively completing its evolution from an investment company to a holding company whose primary business now operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco." As of April 2000, financial reporting of BKF and Levco is on a consolidated basis. The Company trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol ("BKF").

     The Consolidated Financial Statements of Levco include its wholly-owned subsidiary, John A. Levin & Co., Inc., ("JALCO") and JALCO's two wholly-owned subsidiaries, Levco GP Inc. ("Levco GP") and LEVCO Securities, Inc. ("LEVCO Securities"). All intercompany transactions have been eliminated in consolidation.

     JALCO is an investment advisor registered under the Investment Advisers Act of 1940, as amended, which provides investment advisory services to its clients which include U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. JALCO also participates in broker consulting programs (Wrap Accounts) with several nationally recognized financial institutions. LEVCO Securities is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. Levco GP acts as the managing general partner of several affiliated investment partnerships and is registered with the Commodities Futures Trading Commission as a commodity pool operator.

     The Pro Forma Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 present the historical results of BKF and Levco, giving effect to the following pro forma adjustments:

     - elimination of the intercompany investment management fee revenues in 1999 resulting from the liquidation of the BKF public portfolio, which had been managed by Levco;

     - inclusion of operating expenses attributable to operating a publicly traded company, which were previously borne by BKF;

     - reduction of Levco's 1999 compensation expense based on the reduction of revenue and increase in expenses;

     - reversal of all investment company specific components of BKF revenue and expenses since the Company will have no ongoing operations other than that of Levco;

     - elimination of the intercompany interest expense due to the reclassification of the BKF loan to Levco's equity (which was effectuated in December 1999);

     - inclusion of amortization expense on intangible assets based on the recasting of the June 1996 acquisition of Levco by BKF using the purchase method of accounting. This item is non-deductible for income tax purposes;

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES

     - adjustment for income tax effect of pro forma adjustments; and

     - the 1 to 6 reverse stock split effectuated on January 7, 2000

     The Pro Forma Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 reflect the pro forma cash flows of the combined companies as if BKF had received its deregistration order effective January 1, 1999. BKF and Levco financial information is being presented on a consolidated basis.

 THE PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS ARE PRESENTED SINCE THEY ARE MORE REPRESENTATIVE OF THE COMPANY'S OPERATIONS AFTER THE IMPLEMENTATION OF THE PLAN.

     The Pro Forma Consolidated Financial Statements do not necessarily represent the results of operations or the financial position of the Company which actually would have occurred had the proposed transaction been previously consummated or project the results of operations or the financial position of the Company for any future date or period. The SEC approved the application for deregistration of the Company as a registered investment company on April 18, 2000. Therefore, the Pro Forma Consolidated Statement of Operations for the year ended December 31, 2000 reflects the non-recurring charge relating to the change in accounting method for the cumulative effect of the amortization of intangible assets resulting from recording the Levco transaction under purchase accounting.

     All numerical information presented in the notes to the consolidated financial statements has been rounded to the nearest thousand dollars, unless otherwise noted.

  REVENUE RECOGNITION

     Generally, investment advisory fees are billed quarterly, in arrears, and are based upon a percentage of the market value of each account at the end of the quarter. Wrap account fees are billed quarterly based upon a percentage of the market value of each account as of the previous quarter end. Incentive fees and general partner incentive allocations earned from affiliated investment partnerships and incentive fees from other accounts are accrued on a quarterly basis and are billed quarterly or at the end of their respective contract year, as applicable.

     Commissions and related clearing charges earned on securities transactions executed by LEVCO Securities, and related expenses, are recorded on a trade-date basis.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB No. 101 as required in the first quarter of 2000. The adoption of SAB No. 101 has not had a material effect on the Company's consolidated results of operations or financial position.

  CASH AND CASH EQUIVALENTS

     The Company treats all highly liquid instruments with maturities at acquisition of six months or less as cash equivalents. The Company maintained substantially all of its cash and equivalents invested in interest bearing instruments at two nationally recognized financial institutions to which the Company is exposed to market and credit risk.

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Levco GP serves as the managing general partner for several affiliated investment partnerships, each of which is primarily engaged in the trading of equity securities or, in the case of one partnership, in distressed corporate debt. At December 31, 2001, total partners' capital in the affiliated investment partnerships aggregated approximately $510.0 million. The financial condition and results of operations of the affiliated

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES
investment partnerships are not included in the Company's consolidated statement of financial condition with the exception of Levco GP's equity ownership. The limited partners of the affiliated investment partnerships have the right to redeem their partnership interests quarterly. Levco GP does not maintain control over the affiliated investment partnerships, has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them. Investments in affiliated investment partnerships held through Levco GP, which amounted to approximately $17.5 million at December 31, 2001, are recorded based upon the equity method of accounting. This investment amount equals the sum total of Levco GP's capital accounts in the affiliated investment partnerships.

  INVESTMENTS IN SECURITIES

     Investments in securities consist primarily of equity securities and shares in an affiliated offshore investment company which invests in equity securities. Investments in securities are accounted for as "trading securities." Equity securities are stated at quoted market values and shares in the affiliated offshore investment company are stated at net asset value. The resulting unrealized gains and losses are included in net realized and unrealized gain
(loss) from investments. Realized gains and losses are recorded on the identified cost basis. Dividend income is included in interest and dividend income in the Consolidated Statements of Operations.

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

     The Company filed consolidated Federal and combined state and local income tax returns for the year ended December 31, 2000 and intends to file in the same manner in subsequent years. Prior to April 18, 2000, BKF was a Regulated Investment Company ("RIC"), which distributed all of its income. It was generally not subject to income taxes and, therefore, no tax provision was previously recorded. Levco, an operating company, is subject to federal, state and local taxes on income. The Pro Forma Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 reflect a tax provision on the pro forma consolidated results of operations.

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

  LONG-LIVED ASSETS

     Long-lived assets are accounted for in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recognized on long-lived assets used in operations when indication of an impairment exists.

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES

  FIXED ASSETS

     Furniture, fixtures, office and computer equipment and leasehold improvements are carried at cost less accumulated depreciation/amortization. Depreciation of furniture, fixtures, office and computer equipment is provided over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the economic life or the term of the lease.

  INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, employment contracts, and investment advisory contracts in the Consolidated Statements of Financial Condition. Goodwill is amortized straight line over 15 years and investment contracts over 10 years. Employment contracts were amortized over the life of the contracts. Such intangible assets and related amortization have been eliminated in the Consolidated Statement of Financial of Condition as of December 31, 2001. Whereas the Pro Forma Consolidated Financial Statements reflect these intangible assets under the purchase accounting method, the retroactive income effect of recasting this transaction was recorded in 2000 as a one-time change in accounting principle charge to income for all accumulated amortization from June 1996 through April 18, 2000.

  EARNINGS PER SHARE

     The Company has not presented historical earnings per share for the years ended December 31, 2000 and 1999 due to the significant changes in its operations, which are not reflected in the historical financial statements. BKF, as a registered investment company, presented its net asset value ("NAV") per share. The pro forma earnings per share for 2000 and 1999 are shown using the actual BKF shares outstanding (adjusted for the 1 to 6 reverse stock split effectuated in January 2000).

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

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES

     The following table sets forth the computation of basic and diluted earnings (loss) per share (all amounts in thousand, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                                PRO FORMA    PRO FORMA
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Income (loss) before cumulative effect of
  accounting change..............................  $    1,496   $    2,075   $   (4,378)
Cumulative effect of accounting change...........          --      (53,374)          --
                                                   ----------   ----------   ----------
Net income (loss)................................  $    1,496   $  (51,299)  $   (4,378)
                                                   ==========   ==========   ==========
Basic weighted-average shares outstanding........   6,546,077    6,504,890    6,504,852
Dilutive potential shares from stock options
  (see Note 10)..................................     818,256       44,999           --
                                                   ----------   ----------   ----------
Diluted weighted-average shares outstanding......   7,364,333    6,549,889    6,504,852
                                                   ==========   ==========   ==========
Basic earnings (loss) per share:
  Income (loss) before cumulative effect of
     accounting change...........................  $     0.23   $     0.32   $    (0.67)
  Cumulative effect of accounting change.........          --        (8.21)          --
                                                   ----------   ----------   ----------
Net income (loss)................................  $     0.23   $    (7.89)  $    (0.67)
                                                   ==========   ==========   ==========
Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of
     accounting change...........................  $     0.20   $     0.32   $    (0.67)
  Cumulative effect of accounting change.........          --        (8.15)          --
                                                   ----------   ----------   ----------
Net income (loss)................................  $     0.20   $    (7.83)  $    (0.67)
                                                   ==========   ==========   ==========

     In calculating diluted income (loss) per share for the years ended December 31, 2001 and 2000, 400,537 and 786,706 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

  COMPREHENSIVE INCOME

     The Company has not presented consolidated statements of comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income," because it does not have any items of "other comprehensive income".

  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts of all assets and liabilities, other than goodwill and fixed assets, in the Consolidated Statements of Financial Condition approximate their fair values.

  BUSINESS SEGMENTS

     The Company has not presented business segment data, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," because it operates predominantly in one business segment, the investment advisory and asset management business.

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES

  STOCK-BASED COMPENSATION

     The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation" and has adopted the intrinsic value method for all arrangements under which employees receive shares of stock or other equity instruments of the Company, or if the Company incurs liabilities to employees in amounts based on the price of its stock. Fair value disclosures are included in Note 10.

  RECLASSIFICATIONS

     Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with current year classifications.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the consolidated statements of financial condition and measure those investments at fair value. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative and Certain Hedging Activities, an amendment to FASB Statement No. 133," was required to be adopted for fiscal years beginning after June 15, 2000. The Company adopted the new standard effective January 1, 2001. The adoption of the new standard has not had a material effect on the Company's consolidated results of operations or financial position.

     In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to an annual impairment test in accordance with the Statement. Other intangible assets with finite lives will continue to be amortized over their useful lives.

     The Company will apply the new rules beginning in the first quarter of 2002. Application of the non-amortization provisions is expected to result in an increase in net income of approximately $1.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The Company does not anticipate any impairment charges during 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The primary objectives of this statement were to establish a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and to broaden the presentation of discontinued operations to include more disposal transactions. Although this statement supersedes SFAS No. 121 on impairment of long-lived assets, many of the requirements of SFAS No. 121 regarding the test for and measurement of impairment losses of long-lived assets were retained. The Company will adopt SFAS No. 144 on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated results of operations or financial position.

2.  OFF-BALANCE SHEET RISK

     LEVCO Securities acts as an introducing broker and all transactions for its customers are cleared through and carried by a major U.S. securities firm on a fully disclosed basis. LEVCO Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by LEVCO Securities. In the ordinary course of its business, LEVCO Securities does not accept orders with respect to client accounts if the funds required for the client to meet its obligations are not on

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES
deposit in the client account at the time the order is placed. In the event a customer is unable to fulfill its contractual obligation to the clearing broker, LEVCO Securities may be exposed to off-balance sheet risk.

3.  INVESTMENT ADVISORY FEES RECEIVABLE

     Included in investment advisory fees receivable are approximately $2.2 million and $2.4 million of accrued incentive fees as of December 31, 2001 and 2000, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.  SIGNIFICANT CUSTOMERS

     The Company recorded revenue from one of its broker consults programs of approximately $14.6 million, $9.6 million and $5.1 million and from two of its affiliated investment vehicles of $27.4 million, $25.4 million and $11.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

5.  RELATED PARTY TRANSACTIONS

  INVESTMENT ADVISORY FEES FROM RELATED PARTIES

     The Company earned investment advisory fees from accounts for which four current members of the Company's Board of Directors (of which one is an officer of the Company) have controlling discretion. The amounts earned from these accounts were $2.8 million, $2.6 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

     The Company earned investment advisory fees and general partner allocations (inclusive of incentive fees) from affiliated domestic investment partnerships and offshore investment vehicles of approximately $32.5 million, $28.9 million and $12.2 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

     Included in investments in affiliated investment partnerships at December 31, 2001 and 2000 are incentive allocations approximating $8.0 million, including approximately $5.0 million payable to employee controlled entities, and $9.2 million, respectively. It is the Company's general practice to withdraw the incentive allocations earned from the affiliated investment partnerships within three months after the fiscal year. Levco GP has general partner liability with respect to its interest in each of the affiliated investment partnerships and has no assets other than its interest in these partnerships and certain cash and cash equivalents, which aggregate approximately $17.5 million and $12.0 million at December 31, 2001 and 2000, respectively. Included in investment advisory fees receivable are $14.4 million and $13.0 million of incentive fees from sponsored offshore investment vehicles at December 31, 2001 and 2000, respectively.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $5.0 million payable directly to employee owned and controlled entities ("Employee Entities") for the year ended December 31, 2001. These Employee Entities, which serve as non-managing general partners of several affiliated investment partnerships, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $5.0 million for the year ended December 31, 2001. These amounts are included in the Consolidated Statement of Operations.

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES

  COMMISSION REVENUES

     All commission revenues reflected on the Consolidated Statements of Operations have been generated by transactions introduced to a clearing broker by LEVCO Securities, which acts as a broker for certain investment advisory accounts of the Company. Commission revenues have been presented net of the related clearing expenses.

6.  STOCKHOLDERS' EQUITY

     The Company effectuated a 1 to 6 reverse stock split on January 7, 2000. All share numbers and per share amounts in the Company's consolidated financial statements reflect the reverse split.

     The Company adopted a Share Purchase Rights Plan on May 29, 2001 (The "Rights Plan"). The Rights Plan was implemented by declaring a dividend, distributable to stockholders of record on June 18, 2001. With certain exceptions, the rights become exercisable if a person or group acquires 10% or more of the Company's outstanding common stock. Such an acquisition causes each right to be adjusted to permit the holder (other than such person or any member of such group) to buy a number of additional shares of common stock of the Company having a market value of twice the exercise price of the rights. In addition, if the Company is involved in a merger or other business combination at any time after a person or group has acquired 10% or more of the Company's shares, the Rights will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right. Rights held by the acquiring person or group become void. The Company may also redeem the rights for $.01 per right or may exchange each right for one share of common stock, subject to restrictions set forth in the Rights Plan. The rights expire on June 17, 2011.

7.  COMMITMENT

     The Company has office space obligations that require monthly payments plus escalations through September 2011. At December 31, 2001, the minimum annual rental commitments under the operating lease are as follows:

2002........................................................   $ 3,807,000
2003........................................................     3,867,000
2004........................................................     3,870,000
2005........................................................     3,879,000
2006........................................................     3,943,000
Thereafter..................................................    22,347,000
                                                               -----------
Total minimum payments required.............................   $41,713,000
                                                               ===========

     Rent expense was $1.7 million, $1.1 million and $1.1 million net of subrental income of $144,000, $264,000 and $110,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The subrental agreement expired on June 30, 2001.

8.  NET CAPITAL REQUIREMENT

     LEVCO Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 ("Rule"), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2001 and 2000, LEVCO Securities was in compliance with this Rule.

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES

9.  EMPLOYEE BENEFIT PLANS

     Levco has adopted a Section 401(k) plan. All employees with six months or more of service are eligible to participate in the plan. Eligible participants may contribute up to 15% of their earnings, subject to statutory limitations. Levco may match employee contributions, up to 100%, subject to statutory limitations. Included in employee compensation and benefits was $492,000, $446,000, and $428,000 of the employee match contributions for the years ended December 31, 2001, 2000, and 1999, respectively.

     As of January 1, 2000, the Company froze its target Benefit Plan (the "Benefit Plan"), which covered all employees who reached the age of 20.5 and had completed nine months of service to the Company. Contributions were made by the Company based on the employee's age and compensation. As of December 31, 1999, the Benefit Plan was fully funded and the Company has no further liability. The Company incurred expenses of $299,000 for the year ended December 31, 1999.

10.  STOCK-BASED COMPENSATION PLANS (INCLUDING 2002 RSU GRANT)

  A.  RESTRICTED STOCK UNITS

     In December 1998, the shareholders of BKF approved an Incentive Compensation Plan ("Compensation Plan") that allows the Company to pay officers and employees part of their compensation in restricted stock units ("RSU") and other forms of equity-based compensation, including stock options. At December 31, 2001, the awards authorized and available for future grants under the Compensation Plan were 2,600,000 and 1,160,578, respectively. All awards are issued at the discretion of BKF's Compensation Committee.

     RSU activity for the years ended December 31, 2000 and 2001 is summarized below:

                                                                RSU'S
                                                               -------
Outstanding at:
December 31, 1999...........................................        --
  Granted and vested........................................   727,340
  Delivered.................................................   (13,813)
                                                               -------
December 31, 2000...........................................   713,527
  Granted and vested........................................    16,000
  Delivered.................................................   (18,813)
                                                               -------
December 31, 2001...........................................   710,714
                                                               =======

     During 2000, the Company issued 727,340 RSU's to employees of the Company; 76,855 of the awards vested through December 31, 2001 and were expensed on a straight-line method over the vesting period. The remaining awards vested and were expensed on the date of grant.

     During 2001, the Company issued 16,000 RSU's to employees and Directors of the Company which vested on the dates of grant and, pursuant to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," were expensed or capitalized as prepaid Directors fees, as appropriate, on the dates of grant based on the value of the RSU's on such date. Compensation expense and Directors fee expense related to the RSU's for the year ended December 31, 2001 were approximately $166,000 and $56,000, respectively.

     Compensation expense related to the RSU's for the years ended December 31, 2001 and 2000 was approximately $557,000 and $12.3 million, respectively. See
Note 11 -- Non-Cash Transactions.

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES

     The Compensation Plan also permits employees to borrow from the Company, subject to approval of the Compensation Committee of the board of directors, in order to purchase BKF stock or exercise options. As of December 31, 2001, no employee has borrowed any amount under the Plan.

  B.  NON-QUALIFIED STOCK OPTIONS

     Stock option activity for the years ended December 31, 2000 and 2001 is summarized below:

                                                             SHARES UNDER   WEIGHTED-AVG.
                                                                OPTION      EXERCISE PRICE
                                                             ------------   --------------
Outstanding at:
December 31, 1999..........................................         --          $   --
  Granted..................................................    386,455           13.57
  Exercised................................................         --              --
                                                               -------          ------
December 31, 2000..........................................    386,455          $13.57
  Granted..................................................    335,308           28.27
  Exercised................................................    (88,792)          13.29
                                                               -------          ------
December 31, 2001..........................................    632,971          $21.40
                                                               =======          ======

     Stock options outstanding and exercisable at December 31, 2001 are as follows:

                                                   SHARES                      WEIGHTED-AVG.
                                                    UNDER    WEIGHTED-AVG.       REMAINING
                                                   OPTION    EXERCISE PRICE   CONTRACTUAL LIFE
                                                   -------   --------------   ----------------
Outstanding......................................  297,663       $13.65             8.15
                                                   335,308        28.27             9.95
                                                   -------       ------             ----
                                                   632,971       $21.40             9.11
                                                   =======       ======             ====
Exercisable......................................  227,188       $13.23             8.09
                                                   =======       ======             ====

     During 2000, the Company granted 386,455 non-qualified stock options, with a weighted-average exercise price of $13.57. These options have a ten-year life, vest ratably over periods ranging from one to four years and become exercisable upon vesting.

     During 2001, the Company granted 335,308 non-qualified stock options to employees with an exercise price of $28.27. These options have a ten-year life, vest over a three-year period and become exercisable upon vesting.

     Pursuant to SFAS No. 123, the Company has elected to account for its stock options under APB Opinion No. 25 and adopt the disclosure only provisions for SFAS No. 123. Under APB Opinion No. 25, no compensation costs were recognized relating to the option grants because the exercise prices of the options awarded were equal to the fair market price of the common stock on the dates of the grants. Under SFAS No. 123, the net income (loss) would have decreased by $779,000 and increased by $963,000 for the years ended December 31, 2001 and 2000, respectively. Basic and diluted earnings (loss) per share would have been decreased by $.12 and increased by $.15 for the years ended December 31, 2001 and 2000, respectively.

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2001 and 2000, respectively:

                                                               2001      2000
                                                              -------   -------
Expected dividend yield.....................................     0.00%     0.00%
Expected volatility.........................................    26.64%    16.19%
Risk-free interest..........................................     4.64%     6.30%
Expected term...............................................  7 years   7 years
Fair value..................................................   $11.30     $5.21

  C.  DEFERRED COMPENSATION PLAN

     On April 18, 2000, the Company adopted a Long Term Deferred Compensation Plan to provide a competitive long-term incentive for key officers and employees. RSU's vesting in a given year are eligible to be deferred into this plan. As of December 31, 2001, 49,229 of vested RSU's were deferred pursuant to the plan.

  D.  2002 RSU GRANT

     In January 2002, the Company issued 154,212 RSU's to three employees of the Company. The RSU's will vest in three equal amounts over a three-year period.

11.  NON-CASH TRANSACTIONS

     During 2000, the Company financed a portion of its Directors and Officers/Errors and Omissions insurance policy (premium $910,000). The financed amount is payable in 30 equal monthly installments of approximately $32,000.

     The Company issued 13,813 shares of common stock in lieu of cash compensation aggregating $180,000 in each of the years ended December 31, 2001 and 2000. In 2001, 5,435 of such shares were withheld to cover required withholding taxes.

     In 2001, the Company withheld 8,971 shares of common stock in connection with the delivery of 18,813 RSU's for required withholding taxes.

     During 2001, the Company granted a total of 14,000 RSU's to non-employee directors of the Company with a value of $337,000. Of this amount $166,000 has been used to reduce cash payments for Board of Directors and Committee meetings. In addition, 2,000 RSU's were granted to an employee with a value of $56,000. This amount was expensed in 2001.

12.  INCOME TAXES

     The Company's provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate principally due to state and local taxes and non-deductible amortization. The Company has determined that the amortization expense on intangible assets is non-deductible since the purchase method of accounting has been applied retroactive to June 1996.

     Deferred tax assets arise from the future tax benefit on deferred and non-cash compensation and utilization of capital losses. Deferred tax liabilities arise from deferred revenues, unrealized gains on investments, and state and local taxes.

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES

     The provision (benefit) for income taxes consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                                  PRO FORMA   PRO FORMA
                                                          2001      2000        1999
                                                         ------   ---------   ---------
Current:
  Federal..............................................  $6,610    $ 3,322     $4,952
  State and local......................................   1,615      2,423      1,720
                                                         ------    -------     ------
Total current..........................................   8,225      5,745      6,672
                                                         ------    -------     ------
Deferred:
  Federal..............................................    (642)    (4,667)      (161)
  State and local......................................     265     (1,743)       (53)
                                                         ------    -------     ------
Total deferred.........................................    (377)    (6,410)      (214)
                                                         ------    -------     ------
Total provision (benefit)..............................  $7,848    $  (665)    $6,458
                                                         ======    =======     ======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                           PRO FORMA
                                                                2001          2000
                                                              --------     ----------
Deferred tax assets:
  Compensation..............................................  $ 6,575       $ 6,252
  Capital loss..............................................      217         3,007
  Depreciation..............................................       78            55
                                                              -------       -------
Gross deferred tax asset....................................    6,870         9,314
                                                              -------       -------
Deferred tax liabilities:
  Deferred state income taxes...............................     (702)         (610)
  Deferred revenues.........................................     (941)       (1,181)
  Unrealized gains on investments...........................     (338)         (815)
                                                              -------       -------
Gross deferred tax liability................................   (1,981)       (2,606)
                                                              -------       -------
Net deferred tax asset......................................  $ 4,889       $ 6,708
                                                              =======       =======

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES

     A reconciliation of income tax expense (benefit) with expected federal income tax expense computed at the applicable federal tax rate of 35% is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                                  PRO FORMA   PRO FORMA
                                                          2001      2000        1999
                                                         ------   ---------   ---------
Expected income tax expense............................  $3,270    $   494     $  728
Increase in income resulting from:
  State and local taxes, net...........................   1,222        442      1,084
  Non-deductible amortization(1).......................   3,325      2,661      4,164
  Officers life insurance..............................     129         --         --
  Other................................................      --         --        482

Decrease in income tax resulting from:
  Effect of capital loss recognition(2)................      --     (4,262)        --
  Other................................................     (98)        --         --
                                                         ------    -------     ------
Income tax expense (benefit)...........................  $7,848    $  (665)    $6,458
                                                         ======    =======     ======

---------------

(1) The difference between 2000 and 1999 is attributable to the effect of the accounting change discussed in Note 1.

(2) Primarily, the effect of the recognition of a capital loss related to certain private portfolio investments held by BKF when it operated as an investment company.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the selected quarterly financial data (all amounts in thousands, except per share data):

2001                                     Q1           Q2           Q3           Q4         TOTAL
----                                 ----------   ----------   ----------   ----------   ----------
Revenues(a)........................  $   24,239   $   22,927   $   21,848   $   22,444   $   91,458
Operating income (loss)............       1,952        1,341          932        2,240        6,465
Net income (loss)..................  $     (158)  $      715   $      359   $      580   $    1,496
Earnings (loss) per share:
  Basic............................  $    (0.02)  $     0.11   $     0.05   $     0.09   $     0.23
  Diluted..........................  $    (0.02)  $     0.10   $     0.05   $     0.08   $     0.20
Weighted average shares outstanding
  Basic............................   6,518,665    6,532,320    6,565,523    6,546,077    6,546,077
                                     ==========   ==========   ==========   ==========   ==========
  Diluted..........................   6,518,665    7,358,347    7,391,899    7,364,333    7,364,333
                                     ==========   ==========   ==========   ==========   ==========
Common stock price per share:
  High.............................  $    24.15   $    33.20   $    32.54   $    30.95
  Low..............................  $    18.06   $    20.75   $    23.97   $    24.00
  Close............................  $    21.00   $    33.20   $    27.00   $    28.70

---------------

(a) Revenues earned during the quarter ended March 31, 2001 have been increased by $3,987 to conform to the current presentation for the Employee Entities.

                    BKF CAPITAL GROUP INC. AND SUBSIDIARIES

                                     PRO FORMA                                           PRO FORMA
2000                                     Q1           Q2           Q3           Q4         TOTAL
----                                 ----------   ----------   ----------   ----------   ----------
Revenue............................  $   15,273   $   16,906   $   18,865   $   25,992   $   77,036
Operating income (loss)............       4,732        2,240           73       (6,657)         388
Income (loss) before cumulative
  effect of accounting change......       2,467          262         (807)         153        2,075
Cumulative effect of accounting
  change...........................          --      (53,374)          --           --      (53,374)
Net income (loss)..................  $    2,467   $  (53,112)  $     (807)  $      153   $  (51,299)
Earnings (loss) per share:
  Basic:
    Income (loss) before cumulative
      effect of accounting
      change.......................  $     0.38   $     0.04   $    (0.12)  $     0.02   $     0.32
    Cumulative effect of accounting
      change.......................          --        (8.21)          --           --        (8.21)
Net income (loss)..................  $     0.38   $    (8.17)  $    (0.12)  $     0.02   $    (7.89)
  Diluted:
    Income (loss) before cumulative
      effect of accounting
      change.......................  $     0.38   $     0.04   $    (0.12)  $     0.02   $     0.32
    Cumulative effect of accounting
      change.......................          --        (8.21)          --           --        (8.15)
Net income (loss)..................  $     0.38   $    (8.17)  $    (0.12)  $     0.02   $    (7.83)
Weighted average shares
  outstanding(1)
  Basic............................   6,504,852    6,504,852    6,504,852    6,505,002    6,504,890
                                     ==========   ==========   ==========   ==========   ==========
  Diluted..........................   6,504,852    6,504,852    6,504,852    6,589,593    6,549,889
                                     ==========   ==========   ==========   ==========   ==========
Common stock price per share(1):
  High.............................  $    14.44   $    15.88   $    23.31   $    19.38
  Low..............................  $    10.00   $    11.88   $    15.56   $    16.00
  Close............................  $    12.06   $    15.88   $    19.50   $    18.25