Form 10-Q
period 2002-03-31
BKF CAPITAL GROUP INC
filed 2002-05-14
CIK 9235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-10024

                            BKF CAPITAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-0767530
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

            ONE ROCKEFELLER PLAZA                                  10020
              NEW YORK, NEW YORK                                 (Zip Code)
   (Address of principal executive offices)

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

     As of April 30, 2002, 6,617,045 shares of the registrant's common stock, $1.00 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
ASSETS

Cash and cash equivalents...................................    $ 31,624      $ 41,827

Investment advisory fees receivable.........................      16,144        27,826

Investments in securities, at value (cost $1,535 and $2,424,
  respectively).............................................       1,805         2,784

Prepaid expenses and other assets...........................       3,027         2,557

Investments in affiliated partnerships......................      10,541        17,530

Fixed assets (net of accumulated depreciation of $2,897 and
  $2,765, respectively).....................................       3,391         3,177

Deferred tax asset..........................................       5,211         4,889

Goodwill (net of accumulated amortization of $8,566 and
  $8,566, respectively).....................................      14,796        14,796

Investment advisory contracts (net of accumulated
  amortization of $40,301 and $38,549, respectively)........      29,788        31,540
                                                                --------      --------

     Total assets...........................................    $116,327      $146,926
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses............................................    $  2,644      $  4,386

Accrued bonuses.............................................       9,116        37,611

Accrued incentive compensation..............................         909           642

Income taxes payable........................................         164           582

Other liabilities...........................................         128           221
                                                                --------      --------

     Total liabilities......................................      12,961        43,442
                                                                --------      --------

STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized -- 15,000,000 shares;
  issued and outstanding -- 6,617,045 and 6,600,589 shares,
  respectively..............................................       6,617         6,601

Additional paid-in capital..................................      64,283        64,002

Retained earnings...........................................      32,466        32,881
                                                                --------      --------

     Total stockholders' equity.............................     103,366       103,484
                                                                --------      --------

Total liabilities and stockholders' equity..................    $116,327      $146,926
                                                                ========      ========

                            See accompanying notes.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              QUARTER ENDED MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
REVENUES:

Investment advisory fees....................................  $   16,956   $   13,938

Incentive fees..............................................       3,397        9,779(a)

Commission income -- net....................................         780          522
                                                              ----------   ----------

     Total revenues.........................................      21,133       24,239
                                                              ----------   ----------

EXPENSES:

Employee compensation and benefits..........................      14,483       15,920(a)

Occupancy & equipment rental................................       1,421          614

Other operating expenses....................................       3,099        3,144(a)

Amortization of intangibles.................................       1,752        2,609
                                                              ----------   ----------

     Total expenses.........................................      20,755       22,287
                                                              ----------   ----------

Operating income............................................         378        1,952

Other income (expense):

Net realized and unrealized gain on investments.............         104            9

Interest and dividend income................................         155          359

Interest expense............................................          (3)         (10)
                                                              ----------   ----------

Income before taxes.........................................         634        2,310

Income tax expense..........................................       1,049        2,468
                                                              ----------   ----------

NET (LOSS)..................................................  $     (415)  $     (158)
                                                              ==========   ==========

Earnings (loss) per share:

Basic and diluted...........................................  $    (0.06)  $    (0.02)
                                                              ==========   ==========

Weighted average shares outstanding

Basic and diluted...........................................   6,612,365    6,518,665
                                                              ==========   ==========

---------------

(a) Incentive fees, employee compensation and benefits and other operating expenses during the quarter ended March 31, 2001 have been increased by $3,968, $3,851 and $117, respectively, to conform to the current presentation for certain employee owned and controlled entities.

                            See accompanying notes.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              QUARTER ENDED MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)..................................................   $   (415)    $   (158)
Adjustments to reconcile net (loss) to net cash provided by
  (used in) operations:
     Depreciation and amortization..........................      1,997        2,806
     Compensation expense for vesting of restricted stock
      units.................................................        267          125
     Tax benefit related to employee compensation plans.....        146           --
     Unrealized (gain) on marketable securities.............        (90)         (91)
     Changes in operating assets and liabilities:
       Decrease in investment advisory fees receivable......     11,682       13,221(a)
       (Increase) decrease in prepaid expenses and other
        assets..............................................       (470)         154
       Decrease in investments in affiliated investment
        partnerships........................................      6,989        9,965(a)
       (Increase) decrease in investments in securities.....      1,069          (67)
       (Increase) decrease in deferred income taxes.........       (322)          79
       (Decrease) in accrued expenses.......................     (1,742)        (864)(a)
       (Decrease) in accrued bonuses........................    (28,495)     (23,633)(a)
       (Decrease) in other liabilities......................         --         (393)
       Increase (decrease) in income taxes payable..........       (418)       1,248
                                                               --------     --------
Net cash provided by (used in) operating activities.........     (9,802)       2,392
                                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................       (458)        (309)
                                                               --------     --------
Net cash (used in) investing activities.....................       (458)        (309)
                                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................        (94)         (82)
Issuance of common stock....................................        151           --
                                                               --------     --------
Net cash provided by (used in) financing activities.........         57          (82)
                                                               --------     --------
Net increase (decrease) in cash and cash equivalents........    (10,203)       2,001
Cash and cash equivalents at the beginning of the period....     41,827       22,268
                                                               --------     --------
Cash and cash equivalents at the end of the period..........   $ 31,624     $ 24,269
                                                               ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................   $      3     $     10
                                                               ========     ========
Cash paid for taxes.........................................   $  1,506     $    869
                                                               ========     ========
NON-CASH TRANSACTIONS:

     During January 2002, the Company granted a total of 168,213 restricted stock units to employees with a value of $4,718.

     During March 2001, the Company granted a total of 7,000 restricted stock units to the Nonemployee Directors of the Company with a value of $146. This amount will be used to reduce cash payments to Directors for future Board of Directors and Committee meetings.
---------------

(a) Amounts have been adjusted to conform to the current presentation for employee owned and controlled entities. There was no impact to cash flows provided by operating activities.

                            See accompanying notes.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTER ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated interim financial statements of BKF Capital Group, Inc. (formerly Baker, Fentress & Company, hereto referred to as "BKF" or the "Company") and its subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

     The Company operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco." As of April 2000, financial reporting of BKF and Levco is on a consolidated basis. The Company trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol ("BKF").

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

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Levco GP serves as the managing general partner for several affiliated investment partnerships, each of which is primarily engaged in the trading of equity securities or, in the case of one partnership, of distressed corporate debt. At March 31, 2002, total partners' capital in the affiliated investment partnerships aggregated approximately $574.4 million. The financial condition and results of operations of the affiliated investment partnerships are not included in the Company's consolidated statements of financial condition with the exception of Levco GP's equity ownership. The limited partners of the affiliated investment partnerships have the right to redeem their partnership interests at least quarterly. Levco GP does not maintain control over the affiliated investment partnerships, has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them. Investments in affiliated investment partnerships held through Levco GP, which amounted to approximately $10.5 million at March 31, 2002, are

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES recorded based upon the equity method of accounting. This investment amount equals the sum total of Levco GP's capital accounts in the affiliated investment partnerships.

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

  INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001 goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill will no longer be amortized but will be subject to an annual impairment test in accordance with SFAS No. 142. Other intangible assets with finite lives will continue to be amortized over their useful lives (see note 4). Investment contracts are amortized straight line over 10 years. Employment contracts were amortized over the life of the contracts. Such intangible assets and related amortization have been eliminated in the Consolidated Statement of Financial Condition as of December 31, 2001.

  EARNINGS PER SHARE

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

     The following table sets forth the computation of basic and diluted (loss) per share.

                                                              QUARTER ENDED MARCH 31,
                                                              -----------------------
                                                                 2002         2001
(All amounts in thousands, except per share data)             ----------   ----------
Net (loss)..................................................  $    (415)   $    (158)
                                                              =========    =========
Basic and diluted weighted-average shares outstanding.......  6,612,365    6,518,665
                                                              =========    =========
Basic and diluted (loss) per share..........................  $   (0.06)   $   (0.02)
                                                              =========    =========

     In calculating diluted (loss) per share for the periods ended March 31, 2002 and 2001, 1,490,922 and 797,825 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

  RECLASSIFICATIONS

     Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the current period's classifications.

2.  OFF-BALANCE SHEET RISK

     LEVCO Securities acts as an introducing broker and all transactions for its customers are cleared through and carried by a major U.S. securities firm on a fully disclosed basis. LEVCO Securities has agreed to

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by LEVCO Securities. In the ordinary course of its business, LEVCO Securities does not accept orders with respect to client accounts if the funds required for the client to meet its obligations are not on deposit in the client account at the time the order is placed. In the event a customer is unable to fulfill its contractual obligation to the clearing broker, LEVCO Securities may be exposed to off-balance sheet risk.

3.  INVESTMENT ADVISORY FEES RECEIVABLE

     Included in investment advisory fees receivable are approximately $2.0 million and $2.2 million of accrued incentive fees as of March 31, 2002 and December 31, 2001, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.  INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". The effect of adopting SFAS No. 142 was as follows:

 EFFECT OF NON-AMORTIZATION OF GOODWILL ON THE STATEMENT OF OPERATIONS

                                                              FOR THE QUARTER
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
(All amounts in thousands, except per share data)             ------   ------
Reported net (loss).........................................  $ (415)  $ (158)
Add back: goodwill amortization.............................      --      389
                                                              ------   ------
Adjusted net income (loss)..................................  $ (415)  $  231
                                                              ======   ======
Basic earnings (loss) per share:
  Reported net (loss).......................................  $(0.06)  $(0.02)
  Goodwill amortization.....................................      --     0.06
                                                              ------   ------
Adjusted basic earnings (loss) per share....................  $(0.06)  $ 0.04
                                                              ======   ======
Diluted earnings (loss) per share:
  Reported net (loss).......................................  $(0.06)  $(0.02)
  Goodwill amortization.....................................      --     0.05
                                                              ------   ------
Adjusted diluted earnings (loss) per share..................  $(0.06)  $ 0.03
                                                              ======   ======

     In calculating diluted earnings per share for the quarter ended March 31, 2001, accounting for the impact of adopting SFAS No. 142, diluted weighted average shares outstanding is 7,316,490 shares as opposed to the reported amount of 6,518,665 shares.

  EXPECTED AMORTIZATION EXPENSE (IN 000'S)

Remainder of 2002...........................................  $1,169
2003 .......................................................   1,558
2004 .......................................................   1,558
2005 .......................................................   1,558
2006 .......................................................   1,558

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

5.  RELATED PARTY TRANSACTIONS

     The Company earned investment advisory fees and general partner allocations (inclusive of incentive fees) from affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $5.6 million and $10.1 million for the quarters ended March 31, 2002, and 2001, respectively.

     Included in investments in affiliated investment partnerships at March 31, 2002 and December 31, 2001 are incentive allocations approximating $1.0 million and $8.0 million. It is the Company's general practice to withdraw the incentive allocations earned from the affiliated investment partnerships within three months after the fiscal year end. Levco GP has general partner liability with respect to its interest in each of the affiliated investment partnerships and has no assets other than its interest in these partnerships and certain cash and cash equivalents, which aggregate approximately $10.5 million and $17.5 million at March 31, 2002 and December 31, 2001, respectively. Included in investment advisory fees receivable are $1.1 million and $14.4 million of incentive fees from sponsored offshore investment vehicles at March 31, 2002 and December 31, 2001, respectively.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $0.5 million and $4.0 million payable directly to employee owned and controlled entities ("Employee Entities") for the quarters ended March 31, 2002 and 2001, respectively. These Employee Entities, which serve as non-managing general partners of several affiliated investment partnerships, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $0.5 million and $4.0 million for the quarters ended March 31, 2002 and 2001, respectively. These amounts are included in the Consolidated Statements of Operations.

6.  2002 RESTRICTED STICK UNITS ("RSU") GRANT

     In January 2002, the Company issued 168,212 RSU's to seven employees of the Company. The RSU's will vest in three equal amounts over a three-year period.

7.  INCOME TAXES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BKF Capital Group, Inc. ("BKF") operates entirely through John A. Levin & Co., Inc., an investment adviser registered with the U.S. Securities and Exchange Commission that was acquired by BKF in June 1996. The investment adviser is a wholly owned subsidiary of Levin Management Co., Inc., which in turn is a wholly owned subsidiary of BKF. Levin Management Co., Inc. and its subsidiaries are referred to collectively as "Levco." Levco specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Most accounts are managed pursuant to a large cap value strategy; Levco also offers a range of alternative investment products as well as other more specialized investment programs.

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

     At March 31, 2002, assets under management were $14.93 billion, up from $11.67 billion a year earlier. Following is a comparison of Levco assets under management (in millions) as defined by product and client type:

                                                              MARCH 31,   MARCH 31,
                                                                2002        2001
                                                              ---------   ---------
Institutional...............................................   $ 3,861     $ 3,142
Sub-Advisory................................................     2,277       1,797
Non-institutional...........................................     2,069       1,997
Wrap........................................................     4,703       3,370
Event Driven................................................     1,628       1,135
Private Investment Funds....................................       395         230
                                                               -------     -------
TOTAL.......................................................   $14,933     $11,671
                                                               =======     =======

     Levco also has a wholly-owned broker-dealer subsidiary that clears through Correspondent Services Corporation, a UBS/PaineWebber company, on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

     The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries. Incentive fees and general partner incentive allocations payable directly to employee owned and controlled entities ("Employee Entities"), and the associated expenses attributable to such Employee Entities, were not included in revenues and expenses in the Quarterly Report on Form 10-Q for the period ended March 31, 2001, but have been reflected in revenues and expenses in all subsequent reports of the Company and are similarly reflected in the financial statements for the period ended March 31, 2001 in this Quarterly Report on Form 10-Q. Since the revenues and expenses attributable to Employee Entities were equal in amount, their inclusion has no impact on operating income.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Part II -- Other Information."

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

  Revenues

     Total revenues for the first quarter of 2002 were $21.13 million, reflecting a decrease of 12.8% from $24.24 million in revenues during the same period in 2001. This decrease was attributable to a 65.3% decrease in incentive fees and general partner incentive allocations to $3.40 million in the first quarter of 2002 from $9.78 million in the same period in 2001. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. The decrease in incentive fees and general partner incentive allocations is attributable to a decrease in the performance of accounts paying performance-based compensation, including, in one instance, negative performance resulting in the reversal of accruals made in prior periods. The decrease in incentive fees and general partner incentive allocations was partially offset by a 21.7% increase in other investment advisory fees to $16.96 million in the first quarter of 2002 from $13.94 million in the same period in 2001. This increase in advisory fees (excluding incentive fees) is primarily attributable to an increase in assets managed for wrap, institutional, subadvisory and event-driven clients.

     Net commission income generated by the broker-dealer business, rose 49.3% to $780,000 in the first quarter of 2002 from $522,000 in the first quarter in 2001.

  Expenses

     Total expenses for the first quarter of 2002 were $20.76 million, reflecting a decrease of 6.9% from $22.29 million in expenses in the same period in 2001. Total expenses excluding amortization of intangibles were $19.00 million in the first quarter of 2002, reflecting a decrease of 3.4% from $19.68 million for the first quarter of 2001. The largest component of this decrease was a 9.0% decrease in compensation expense, which declined from $15.92 million to $14.48 million. This decrease in compensation expense is attributable to the decrease in revenues. The effect of this decrease in revenues was partially offset by an increase in compensation expense related to new product development, the expansion of the investment teams involved in managing alternative investment strategies, and the partial vesting of equity awards made to key employees in January 2002.

     Occupancy and equipment rental was $1.42 million in the first quarter of 2002, reflecting a 131.5% increase from $614,000 in the same period in 2001. This increase is attributable to the lease amendments entered into in 2001, which added a total of approximately 38,000 square feet.

     Other operating expenses were $3.10 million in the first quarter of 2002, reflecting a 1.4% decrease from $3.14 million in the same period in 2001. Increases in professional fees and telecommunications and portfolio management software expense, the ladder being directly related to the increase in the number of wrap accounts managed, were offset by a decrease in reimbursements to certain client accounts in connection with trading activities.

     Amortization of intangibles was $1.75 million in the first quarter of 2002, reflecting a decrease of 32.8% from $2.61 million in the same period in 2001. This decrease is attributable to (i) goodwill no longer being amortized, pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other

Intangible Assets," and (ii) employment agreements being completely amortized over their respective terms as of June 30, 2001.

  Operating Income

     Operating income for the first quarter of 2002 was $378,000, an 80.6% decline from $1.95 million in the same period in 2001, reflecting the decrease in revenues, which exceeded the decrease in expenses. Operating income excluding the amortization of intangibles was $2.13 million in the first quarter of 2002, reflecting a decrease of 53.3% from $4.56 million in the same period in 2001.

  Gain (Loss) on Investments

     In the first quarter of 2002, BKF had a net realized and unrealized gain on investments of $104,000 derived from its seed capital investments in a range of long only and alternative investment strategies (excluding investments in affiliated partnerships). Such investments yielded a net realized and unrealized gain of $9,000 in the first quarter of 2001.

  Interest and Dividend Income

     Interest and dividend income in the first quarter of 2002 was $155,000, reflecting a 56.7% decrease from $359,000 in the same period in 2001. This decrease is primarily attributable to a decrease in interest rates and a decrease in cash levels generated by operations.

  Income Taxes

     Income tax expense was $1.05 million in the first quarter of 2002, reflecting a decrease of 57.5% from $2.47 million for the same period in 2001. This decrease primarily reflects the decrease in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 44.0% (before amortization) was used to make the determination with respect to the provision for taxes at March 31, 2002, while an effective tax rate of 47.5% (before amortization) was used to calculate the provision for taxes at March 31, 2001. The differential in tax rates is due to state allocations.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of March 31, 2002 consist primarily of cash, short term investments and advisory fees receivable.

     While BKF utilizes capital to develop and seed new investment products, BKF's business is not generally capital intensive. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At March 31, 2002, BKF had cash and cash equivalents of $31.62 million, compared to $41.83 million at December 31, 2001. This decrease primarily reflects the payment of cash bonuses in 2002 that were accrued in 2001, which payment was partially offset by the collection of receivables and the annual withdrawal of general partner incentive allocations from the investment partnerships. The decrease in investment advisory fees receivable from $27.83 million at December 31, 2001 to $16.14 million at March 31, 2002 primarily reflects the receipt of incentive fees earned on certain non-partnership accounts in 2001. The decrease in investments in affiliated investment partnerships from $17.53 million at December 31, 2001 to $10.54 million at March 31, 2002 reflects the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2001, which was partially offset by the accrual of incentive allocations for the three month period ended March 31, 2002. These incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.

     Investments in securities at March 31, 2002 were $1.81 million, as compared to $2.78 million at December 31, 2001. This decrease is primarily attributable to the liquidation of the long only financial services seed capital portfolio in the first quarter of 2002.

     Accrued expenses were $2.64 million at March 31, 2002, as compared to $4.39 million at December 31, 2001. This is primarily the result of the payment of accrued third party marketing fees that were contingent on the receipt of incentive fees and general partner incentive allocations earned with respect to 2001.

     Accrued bonuses were at $9.12 million at March 31, 2002, as compared to $37.61 million at December 31, 2001, reflecting the payment of 2001 bonuses, which was partially offset by the accrual for 2002 bonuses.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. BKF has no material commitments for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues. Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven strategy, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. In addition, as of March 31, 2002, BKF had invested (i) $1.17 million in seed capital for long only value equity products, which could be similarly impacted by a decline in the performance of value stocks, and (ii) $9.85 million in proprietary alternative investment strategies, which are also exposed to market fluctuations. Because BKF is primarily in the asset management business and manages equity portfolios, changes in interest rates, foreign currency exchange rates, commodity prices or other market rates or prices impact BKF only to the extent they are reflected in the equity markets.

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

Date: May 14, 2002