Form 10-Q
period 2002-06-30
BKF CAPITAL GROUP INC
filed 2002-08-14
CIK 9235

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



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of July 31, 2002, 6,633,223 shares of the registrant's common stock, $1.00 par value, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
                                         ASSETS
Cash and cash equivalents...................................   $ 33,678       $ 41,827
Investment advisory fees receivable.........................     17,616         27,826
Investments in securities, at value (cost $1,250 and $2,424,
  respectively).............................................      1,213          2,784
Prepaid expenses and other assets...........................      1,873          2,557
Prepaid income taxes........................................        605             --
Investments in affiliated partnerships......................     18,443         17,530
Fixed assets (net of accumulated depreciation of $3,168 and
  $2,765, respectively).....................................      3,381          3,177
Deferred tax asset..........................................      6,124          4,889
Goodwill (net of accumulated amortization of $8,566 and
  $8,566, respectively).....................................     14,796         14,796
Investment advisory contracts (net of accumulated
  amortization of $42,053 and $38,549, respectively)........     28,036         31,540
                                                               --------       --------
     Total assets...........................................   $125,765       $146,926
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................   $  3,445       $  4,386
Accrued bonuses.............................................     18,466         37,611
Accrued incentive compensation..............................      1,302            642
Income taxes payable........................................         --            582
Other liabilities...........................................         35            221
                                                               --------       --------
     Total liabilities......................................     23,248         43,442
                                                               --------       --------
                                  STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and outstanding -- 6,625,122 and 6,600,589 shares,
  respectively..............................................      6,625          6,601
Additional paid-in capital..................................     64,422         64,002
Retained earnings...........................................     31,470         32,881
                                                               --------       --------
     Total stockholders' equity.............................    102,517        103,484
                                                               --------       --------
Total liabilities and stockholders' equity..................   $125,765       $146,926
                                                               ========       ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  2002         2001         2002         2001
                                               ----------   ----------   ----------   ----------
REVENUES:
Investment advisory fees.....................  $   16,462   $   14,909   $   33,418   $   28,848
Incentive fees...............................       5,644        7,465        9,041       17,244
Commission income -- net.....................         629          553        1,409        1,074
                                               ----------   ----------   ----------   ----------
     Total revenues..........................      22,735       22,927       43,868       47,166
                                               ----------   ----------   ----------   ----------
EXPENSES:
Employee compensation and benefits...........      15,358       15,373       29,841       31,293
Occupancy & equipment rental.................       1,482          654        2,903        1,269
Other operating expenses.....................       4,043        2,950        7,142        6,094
Amortization of intangibles..................       1,752        2,609        3,504        5,218
                                               ----------   ----------   ----------   ----------
     Total expenses..........................      22,635       21,586       43,390       43,874
                                               ----------   ----------   ----------   ----------
Operating income.............................         100        1,341          478        3,292
Other income (expense):
Net realized and unrealized gain (loss) on
  investments................................        (605)         683         (501)         693
Interest and dividend income.................         166          305          321          664
Interest expense.............................          (2)          (8)          (5)         (18)
                                               ----------   ----------   ----------   ----------
Income (loss) before taxes...................        (341)       2,321          293        4,631
Income tax expense...........................         654        2,214        1,704        4,604
Deferred tax (benefit).......................          --         (608)          --         (530)
                                               ----------   ----------   ----------   ----------
NET INCOME (LOSS)............................  $     (995)  $      715   $   (1,411)  $      557
                                               ==========   ==========   ==========   ==========
Earnings (loss) per share:
  Basic......................................  $    (0.15)  $     0.11   $    (0.21)  $     0.09
                                               ==========   ==========   ==========   ==========
  Diluted....................................  $    (0.15)  $     0.10   $    (0.21)  $     0.08
                                               ==========   ==========   ==========   ==========
Weighted average shares outstanding
  Basic......................................   6,618,731    6,532,320    6,615,566    6,525,530
                                               ==========   ==========   ==========   ==========
  Diluted....................................   6,618,731    7,358,347    6,615,566    7,339,227
                                               ==========   ==========   ==========   ==========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $ (1,411)  $   557
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
  Depreciation and amortization.............................     4,020     5,645
  Compensation expense for vesting of restricted stock
     units..................................................       660       316
  Tax benefit related to employee compensation plans........       218       315
  Unrealized (gain) loss on marketable securities...........       397      (245)
  Changes in operating assets and liabilities:
     Decrease in investment advisory fees receivable........    10,210     4,644
     Decrease in prepaid expenses and other assets..........       684       219
     (Increase) Decrease in investments in affiliated
      investment partnerships...............................      (913)    1,490
     (Increase) decrease in investments in securities.......     1,174      (791)
     (Increase) decrease in deferred income taxes...........    (1,235)    1,667
     (Decrease) in accrued expenses.........................      (941)     (368)
     (Decrease) in accrued bonuses..........................   (19,145)   (5,068)
     (Decrease) in other liabilities........................        --      (415)
     (Decrease) in income taxes payable.....................    (1,187)   (1,139)
                                                              --------   -------
Net cash provided by (used in) operating activities.........    (7,469)    6,827
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................      (720)     (633)
                                                              --------   -------
Net cash (used in) investing activities.....................      (720)     (633)
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................      (186)     (164)
Issuance of common stock....................................       226       358
                                                              --------   -------
Net cash provided by financing activities...................        40       194
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........    (8,149)    6,388
Cash and cash equivalents at the beginning of the period....    41,827    22,268
                                                              --------   -------
Cash and cash equivalents at the end of the period..........  $ 33,678   $28,656
                                                              ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $      5   $    19
                                                              ========   =======
Cash paid for taxes.........................................  $  3,946   $ 5,101
                                                              ========   =======

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

     The Company operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco". The Company trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol ("BKF").

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

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Levco GP serves as the managing general partner for several affiliated investment partnerships ("AIP"), each of which is primarily engaged in the trading of equity securities or, in the case of one partnership, distressed corporate debt. The financial condition and results of operations of the AIP are not included in the Company's consolidated statements of financial condition with the exception of Levco GP's equity ownership. The limited partners of the AIP have the right to redeem their partnership interests at least quarterly. Levco GP does not maintain control over the AIP, has not guaranteed any of the AIPs' obligations, nor does it have any contractual commitments associated with them. Investments in AIP held through Levco GP are recorded based upon the equity method of accounting. This investment amount equals the sum total of Levco GP's capital accounts in the AIP. It is the Company's general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. Levco GP has general partner liability with respect to its interest in each of the AIP and has no assets other than its interest in these partnerships (see note 5a).

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

  INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill will no longer be amortized but will be subject to an annual impairment test in accordance with SFAS No. 142. Other intangible assets with finite lives will continue to be amortized over their useful lives (see note 4). Investment contracts are amortized straight line over 10 years. Employment contracts were amortized over the life of the contracts. Such intangible assets and related amortization have been eliminated in the Consolidated Statement of Financial Condition as of December 31, 2001.

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

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):
..

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -----------------------   -----------------------
                                          2002         2001         2002         2001
                                       ----------   ----------   ----------   ----------
Net income (loss)....................  $     (995)  $      715   $   (1,411)  $      557
                                       ==========   ==========   ==========   ==========
Basic weighted-average shares
  outstanding........................   6,618,731    6,532,320    6,615,566    6,525,530
  Dilutive potential shares from
     stock options and restricted
     stock units ("RSU's")...........          --      826,027           --      813,697
                                       ----------   ----------   ----------   ----------
Diluted weighted-average shares
  outstanding........................   6,618,731    7,358,347    6,616,566    7,339,227
                                       ==========   ==========   ==========   ==========
Basic earnings (loss) per share:.....  $    (0.15)  $     0.11   $    (0.21)  $     0.09
                                       ==========   ==========   ==========   ==========
Diluted earnings (loss) per share:...  $    (0.15)  $     0.10   $    (0.21)  $     0.08
                                       ==========   ==========   ==========   ==========

     In calculating diluted (loss) per share for the three and six months ended June 30, 2002, common stock equivalents of 1,480,922 were excluded due to their anti-dilutive effect on the calculations.

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

3.  INVESTMENT ADVISORY FEES RECEIVABLE

     Included in investment advisory fees receivable are approximately $3.3 million and $2.2 million of accrued incentive fees as of June 30, 2002 and December 31, 2001, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed (see note 5b).

4.  INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". The effect of adopting SFAS No. 142 was as follows:

 EFFECT OF NON-AMORTIZATION OF GOODWILL ON THE CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         ------------------    -----------------
                                                          2002       2001       2002       2001
                                                         -------    -------    -------    ------
Reported net income (loss).............................  $ (995)    $  715     $(1,411)   $  557
Add back: goodwill amortization........................      --        389          --       779
                                                         ------     ------     -------    ------
Adjusted net income (loss).............................  $ (995)    $1,104     $(1,411)   $1,336
                                                         ======     ======     =======    ======
Basic earnings (loss) per share:
  Reported net income (loss)...........................  $(0.15)    $ 0.11     $ (0.21)   $ 0.09
  Goodwill amortization................................      --       0.06          --      0.11
                                                         ------     ------     -------    ------
Adjusted basic earnings (loss) per share...............  $(0.15)    $ 0.17     $ (0.21)   $ 0.20
                                                         ======     ======     =======    ======
Diluted earnings (loss) per share:
  Reported net income (loss)...........................  $(0.15)    $ 0.10     $ (0.21)   $ 0.08
  Goodwill amortization................................      --       0.05          --      0.10
                                                         ------     ------     -------    ------
Adjusted diluted earnings (loss) per share.............  $(0.15)    $ 0.15     $ (0.21)   $ 0.18
                                                         ======     ======     =======    ======

  EXPECTED AMORTIZATION EXPENSE (IN THOUSANDS)

Remainder of 2002...................................  $  779
2003................................................   1,558
2004................................................   1,558
2005................................................   1,558
2006................................................   1,558

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

5.  INVESTMENTS IN AFFILIATED PARTNERSHIPS ("AIP") AND RELATED PARTY
TRANSACTIONS

     a) Summary financial information, including the Company's carrying value and income from the AIP at June 30, 2002 and for the six months then ended, is as follows (in thousands):

Total partnerships' assets..................................  $ 852,185
Total partnerships' liabilities.............................   (250,265)
Total partnerships' equity balance..........................    601,920
Net partnerships' earnings..................................      8,047
Company's carrying value....................................     18,443
Company's income on invested capital (excluding accrued
  incentive fees)...........................................       (363)

     The Company earned investment advisory fees and general partner allocations (inclusive of incentive fees) from affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $9.7 million and $8.3 million for the six months ended June 30, 2002, and 2001, respectively.

     Included in investments in AIP at June 30, 2002 and December 31, 2001 are incentive allocations approximating $2.8 million and $8.0 million.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $1.6 million and $2.4 million and $3.6 million and $7.5 million payable directly to employee owned and controlled entities ("Employee Entities") for the three and six month periods ended June 30, 2002 and 2001, respectively. These amounts are included in the Company's carrying value of the AIP's at the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $1.6 million and $2.4 million and $3.6 million and $7.5 million for the three and six month periods ended June 30, 2002 and 2001, respectively. These amounts are included in the Consolidated Statements of Operations.

     b) Included in investment advisory fees receivable are $5.6 million and $14.4 million of incentive fees from sponsored offshore investment vehicles (similar to several domestic AIP) at June 30, 2002 and December 31, 2001, respectively (see note 3).

6.  2002 RESTRICTED STOCK UNITS ("RSU") GRANT

     In January 2002, the Company issued 168,213 RSU's to seven employees of the Company. The RSU's will vest in three equal amounts over a three-year period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BKF Capital Group, Inc. ("BKF") operates entirely through John A. Levin & Co., Inc., an investment adviser registered with the U.S. Securities and Exchange Commission that was acquired by BKF in June 1996. The investment adviser is a wholly owned subsidiary of Levin Management Co., Inc., which in turn is a wholly owned subsidiary of BKF. Levin Management Co., Inc. and its subsidiaries are referred to collectively as "Levco." Levco specializes in managing equity portfolios for institutional and individual investors. Most accounts are managed pursuant to value equity strategies; Levco also offers a range of alternative investment products as well as other more specialized investment programs. Most clients are based in the United States, though a significant portion of investors in the alternative investment products are located outside the United States.

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

     At June 30, 2002, assets under management were $13.02 billion, down from $13.17 billion a year earlier. Following is a comparison of assets under management (in millions) as defined by product and client type:

                                             JUNE 30,   MARCH 31,   DECEMBER 31,   JUNE 30,
                                               2002       2002          2001         2001
                                             --------   ---------   ------------   --------
Institutional..............................  $ 3,063     $ 3,861      $ 3,797      $ 3,598
Sub-Advisory...............................    2,049       2,277        2,144        2,037
Non-institutional..........................    1,819       2,069        2,000        2,020
Wrap.......................................    3,943       4,703        4,448        4,003
Event Driven...............................    1,677       1,628        1,533        1,260
Private Investment Funds...................      466         395          344          254
                                             -------     -------      -------      -------
TOTAL......................................  $13,017     $14,933      $14,266      $13,172
                                             =======     =======      =======      =======

     Levco also has a wholly-owned broker-dealer subsidiary that clears through Correspondent Services Corporation, a UBS/PaineWebber company, on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

RISK FACTORS

     The following risks, among others, sometimes have affected, and in the future could affect, BKF's business, financial condition or results of operations. The risks described below are not the only ones facing BKF. Additional risks not presently known to BKF or that BKF currently deems immaterial may also impact its business.

  LEVCO IS DEPENDENT ON KEY PERSONNEL

     Levco is dependent on the efforts of its senior investment professionals managing the value equity strategies and the event driven products. Levco is also dependent on the efforts of Mr. John A. Levin, the chairman and chief executive officer of BKF. The loss of the services of key investment personnel, including Mr. Levin, could have a material adverse effect on Levco because it could jeopardize its relationships with clients and result in the loss of those accounts. Levco's key investment personnel, including Mr. Levin, are not subject to employment contracts.

     Levco's future success depends on its ability to retain and attract qualified personnel to conduct its investment management business. The market for qualified portfolio managers is highly competitive and has grown more so in recent years as the entire industry has experienced growth. To the extent that Levco further diversifies its products and strategies, BKF anticipates that it will be necessary for Levco to add portfolio managers and investment analysts. No assurance can be given that Levco will succeed in its efforts to recruit and retain the required personnel. Because of its relatively smaller size, Levco may have relatively fewer resources with which to recruit and retain personnel. The loss of key personnel or investment teams or the inability to recruit and retain qualified portfolio managers, business and marketing personnel could have a material adverse effect on Levco's business.

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

  LEVCO IS DEPENDENT ON A LIMITED NUMBER OF INVESTMENT PRODUCTS

     Levco currently derives most of its revenues from two particular investment products -- a large cap value strategy and an event-driven alternative investment product. Adverse developments with regard to either of these products could have a material adverse effect on Levco's business.

  A DECLINE IN THE PERFORMANCE OF THE SECURITIES MARKETS COULD HAVE AN ADVERSE EFFECT ON LEVCO'S REVENUES

     Levco's operations are affected by many economic factors, including the performance of the securities markets. Declines in the securities markets, in general, and the equity markets, in particular, would likely reduce Levco's assets under management and consequently reduce its revenues. In addition, any continuing decline in the equity markets, failure of these markets to sustain their prior rates of growth, or continued volatility in these markets could result in investors' withdrawing from the equity markets or decreasing their rate of investment, either of which would likely adversely affect Levco. Levco's rates of growth in assets under management and revenues have varied from year to year, and there can be no assurance that the growth rates sustained in the past will continue. Levco is generally a "value" manager, and a general decline in the performance of "value" securities could have an adverse effect on Levco's revenues. Since April 2000, the equity markets have been in the midst of their longest and most significant decline since the 1973-1974 period.

  POOR INVESTMENT PERFORMANCE COULD ADVERSELY AFFECT LEVCO'S FINANCIAL CONDITION

     Success in the investment management industry depends largely on investment performance. Good performance generally stimulates sales of services and investment products and tends to keep withdrawals and redemptions low. This generates higher management fees, which are based on the amount of assets under management and sometimes on investment performance. If Levco experiences poor performance, this will likely result in decreased sales, decreased assets under management and the loss of accounts, with corresponding decreases in revenue. In 2002, value equity products managed by Levco have declined more than their relevant benchmarks.

     Levco also offers an event-driven product and other alternative investment strategies. The failure to implement these strategies effectively could likewise impact Levco's revenues.

  THE LOSS OF SIGNIFICANT CUSTOMERS COULD ADVERSELY AFFECT LEVCO'S REVENUES

     As of December 31, 2001, Levco had approximately 350 relationships (counting as single relationships each wrap fee program and related family and institutional accounts and excluding proprietary pooled investment vehicles), of which the ten largest relationships generated approximately $29.1 million of revenues for Levco in 2001 (including incentive fees), or approximately 31.8% of BKF's total revenues. As of June 30, 2002, the five largest relationships accounted for approximately 36.1% of all investment advisory fees (excluding incentive fees) for the six month period ended June 30, 2002. The loss of any of these relationships could have an adverse effect on BKF's revenues.

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

  BKF IS A SMALLER PUBLIC COMPANY IN A HIGHLY COMPETITIVE BUSINESS

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

     Management believes that the most important factors affecting Levco's ability to attract and retain clients are the abilities, performance records and reputations of its portfolio managers, the ability to hire and retain key investment personnel, the attractiveness of investment strategies to potential investors and competitive fees and investor service. Levco's ability to increase and retain client assets could be adversely affected if client accounts underperform client expectations or if key investment personnel leave Levco. Levco's ability to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under prevailing market conditions. The absence of significant barriers to entry by new investment management firms in the institutional managed accounts business increases competitive pressure. Since Levco is a relatively smaller asset management company, changes in customers, personnel and products and other business developments may have a greater impact on Levco than they would have on larger, more diversified asset management companies.

 LEVCO IS DEPENDENT ON INFORMATION SYSTEMS AND ADMINISTRATIVE, BACK-OFFICE AND TRADE EXECUTION FUNCTIONS

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

  CONFLICTS OF INTEREST MAY ARISE AND ADVERSELY AFFECT LEVCO

     From time to time, Levco's officers, directors and employees may own securities which one or more of its clients also own. Although Levco maintains internal policies regarding individual investments by its officers, directors and employees which require them to report securities transactions and restrict certain transactions so as to minimize possible conflicts of interest, possible conflicts of interest may arise that could have adverse effects on Levco. Similarly, conflicts of interest that may arise among various investment strategies managed by Levco could have adverse effects on Levco, despite the internal policies maintained to address such potential conflicts.

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

     These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Levco from conducting its business if it fails to comply with these laws and regulations. If Levco fails to comply with these laws and regulations, these agencies may impose sanctions, including the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration, and other censures and fines. Even if in compliance with all laws and regulations, changes in these laws or regulations could adversely affect Levco's profitability, operations and its ability to conduct certain businesses in which it is currently engaged.

  TERRORIST ATTACKS COULD ADVERSELY AFFECT OUR COMPANY

     Terrorist attacks, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on New York City, the local economy, United States economy, the global economy, and global financial markets. It is possible that the above factors could have a material adverse effect on our business, especially given the fact that all operations are conducted from a single location in New York City and BKF has incurred lease obligations with regard to this location through September 2011.

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

  THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001.

  Revenues

     Total revenues for the second quarter of 2002 were $22.74 million, reflecting a decrease of 0.8% from $22.93 million in revenues in the same period in 2001. This decrease was attributable to a 24.4% decrease in incentive fees and general partner incentive allocations to $5.64 million in the second quarter of 2002 from $7.47 million in the same period in 2001. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. The decrease in incentive fees and general partner incentive allocations is attributable to a decrease in the performance of certain event driven and value equity accounts paying performance-based compensation, including, in the case of certain value equity accounts, negative performance resulting in the reversal of accruals made in prior periods. The short-biased alternative investment strategy generated incentive fees and general partner incentive allocations that partially offset the decline in such revenues from the event driven and value equity accounts. The overall decrease in incentive fees and general partner incentive allocations was partially offset by a 10.4% increase in other investment advisory fees to $16.46 million in the second quarter of 2002 from $14.91 million in the same period in 2001. This increase in advisory fees (excluding incentive fees) is primarily attributable to an increase in assets managed (as the result of new investments and asset appreciation) for event driven accounts and other private investment funds. In addition, advisory fees with regard to assets held in wrap fee programs are generally billed quarterly in advance, and assets under management in wrap programs were approximately $4.7 billion as of the beginning of the second quarter (as opposed to $3.9 billion at June 30, 2002).

     Net commission income generated by the broker-dealer business rose 13.8% to $629,000 in the second quarter of 2002 from $553,000 in the second quarter of 2001.

  Expenses

     Total expenses for the second quarter of 2002 were $22.64 million, reflecting an increase of 4.9% from $21.59 million in expenses in the same period in 2001. Total expenses excluding amortization of intangibles were $20.88 million in the second quarter of 2002, reflecting an increase of 10.0% from $18.98 million for the second quarter of 2001. Compensation expense was $15.36 million, reflecting a decline of 0.1% from $15.37 million in the second quarter of 2001. This decrease in compensation expense is attributable to the decrease in revenues. The effect of this decrease in revenues was partially offset by an increase in compensation expense related to new product development and the expansion of the investment teams involved in managing alternative investment strategies.

     Occupancy and equipment rental was $1.48 million in the second quarter of 2002, reflecting a 126.6% increase from $654,000 in the same period in 2001. This increase is attributable to the lease amendments entered into in 2001, which added approximately 38,000 square feet to BKF's facilities. In light of current conditions, BKF is currently seeking to sublease a portion of its facilities. Since the commercial real estate market has declined since BKF entered into its lease, such a sublease may result in losses to BKF during all or a portion of such sublease period.

     Other operating expenses were $4.04 million in the second quarter of 2002, reflecting a 37.1% increase from $2.95 million in the same period in 2001. The increase was primarily attributable to increases in (i) professional fees relating to investment and technology consultants and third party marketers,
(ii) professional and consulting fees relating to BKF's public company structure and (iii) telecommunications and portfolio management software expense, which increases as the number of wrap accounts increases.

     Amortization of intangibles was $1.75 million in the second quarter of 2002, reflecting a decrease of 32.8% from $2.61 million in the same period in 2001. This decrease is attributable to (i) the fact that goodwill is no longer being amortized, pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and (ii) the expiration in the second of quarter of 2001 of employment agreements that were being amortized under the purchase method of accounting in connection with the acquisition of Levco by BKF in 1996.

  Operating Income

     Operating income for the second quarter of 2002 was $100,000, reflecting a 92.6% decline from $1.34 million in the same period in 2001, as there was an increase in expenses and a decrease in revenues. Operating income excluding the amortization of intangibles was $1.85 million in the second quarter of 2002, reflecting a decrease of 53.1% from $3.95 million in the same period in 2001.

  Gain (Loss) on Investments

     In the second quarter of 2002, BKF had a net realized and unrealized loss on investments of $605,000 derived from its seed capital investments in a range of long only and alternative investment strategies. Such investments yielded a net realized and unrealized gain of $683,000 in the second quarter of 2001.

  Interest and Dividend Income

     Interest and dividend income in the second quarter of 2002 was $166,000, reflecting a 45.7% decrease from $305,000 in the same period in 2001. This decrease is primarily attributable to a decrease in interest rates.

  Income Taxes

     Income tax expense was $654,000 in the second quarter of 2002, reflecting a decrease of 70.5% from $2.21 million for the same period in 2001. This decrease primarily reflects the decrease in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 46.4% (before amortization) was used to make the determination with respect to the provision for taxes at June 30, 2002, while an effective tax rate of 47.5% (before amortization) was used to calculate the provision for taxes at June 30, 2001. The differential in tax rates is due to state allocations and decrease in the statutory rate.

  SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

  Revenues

     Total revenues for the six months ended June 30, 2002 were $43.87 million, reflecting a decrease of 7.0% from $47.17 million in revenues in the same period in 2001. This decrease was attributable to a 47.6% decrease in incentive fees and general partner incentive allocations to $9.04 million in the six months ended June 30, 2002 from $17.24 million in the same period in 2001. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. The decrease in incentive fees and general partner incentive allocations is attributable to a decrease in the performance of certain event driven and value equity accounts paying performance-based compensation, including, in the case of certain value equity accounts, negative performance resulting in the reversal of accruals made in prior periods. The short-biased alternative investment strategy generated incentive fees and general partner incentive allocations that partially offset the decline in such revenues from the event driven and value equity accounts. The overall decrease in incentive fees and general partner incentive allocations was partially offset by a 15.8% increase in other investment advisory fees to $33.42 million in the six months ended June 30, 2002 from $28.85 million in the same period in 2001. This increase in advisory fees (excluding incentive fees) is primarily attributable to an increase in assets managed in wrap fee programs and for event driven accounts and other private investment funds. Advisory fees with regard to assets held in wrap fee programs are generally billed quarterly in advance, and assets under management in wrap programs were approximately $4.7 billion as of the beginning of the second quarter (as opposed to $3.9 billion at June 30, 2002).

     Net commission income generated by the broker-dealer business rose 31.2% to $1.41 million in the six months ended June 30, 2002 from $1.07 million in the same period in 2001.

  Expenses

     Total expenses for the six months ended June 30, 2002 were $43.39 million, reflecting a decrease of 1.1% from $43.87 million in expenses in the same period in 2001. Total expenses excluding amortization of intangibles were $39.89 million for the six months ended June 30, 2002, reflecting an increase of 3.2% from $38.66 million for the same period in 2001. Compensation expense was $29.84 million, reflecting a decline of 4.6% from $31.29 million for the six months ended June 30, 2001. This decrease in compensation expense is attributable to the decrease in revenues. The effect of this decrease in revenues was partially offset by an increase in compensation expense related to new product development and the expansion of the investment teams involved in managing alternative investment strategies.

     Occupancy and equipment rental was $2.90 million for the six months ended June 30, 2002, reflecting a 128.8% increase from $1.27 million in the same period in 2001. This increase is attributable to the lease amendments entered into in 2001, which added approximately 38,000 square feet to BKF's facilities. In light of current conditions, BKF is currently seeking to sublease a portion of its facilities. Since the commercial real estate market has declined since BKF entered into its lease, such a sublease may result in losses to BKF during all or a portion of such sublease period.

     Other operating expenses were $7.14 million for the six months ended June 30, 2002, reflecting a 17.2% increase from $6.09 million in the same period in 2001. The increase was primarily attributable to increases in (i) professional fees relating to investment and technology consultants and third party marketers, (ii) professional and consulting fees relating to BKF's public company structure and (iii) telecommunications and portfolio management software expense, which increases as the number of wrap accounts increases. These increases were partially offset by a decrease in reimbursements to certain client accounts in connection with trading activities during 2001.

     Amortization of intangibles was $3.50 million for the six months ended June 30, 2002, reflecting a decrease of 32.8% from $5.22 million in the same period in 2001. This decrease is attributable to (i) the fact that goodwill is longer being amortized, pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and (ii) the expiration in the second of quarter of 2001 of employment agreements that were being amortized under the purchase method of accounting in connection with the acquisition of Levco by BKF in 1996.

  Operating Income

     Operating income for the six months ended June 30, 2002 was $478,000, reflecting an 85.5% decline from $3.29 million in the same period in 2001, as the decrease in revenues exceeded the decrease in expenses. Operating income excluding the amortization of intangibles was $3.98 million for the six months ended June 30, 2002, reflecting a decrease of 53.2% from $8.51 million in the same period in 2001.

  Gain (Loss) on Investments

     For the six months ended June 30, 2002, BKF had a net realized and unrealized loss on investments of $501,000 derived from its seed capital investments in a range of long only and alternative investment strategies. Such investments yielded a net realized and unrealized gain of $693,000 for the same period in 2001.

  Interest and Dividend Income

     Interest and dividend income for the six months ended June 30, 2002 was $321,000, reflecting a 51.7% decrease from $664,000 in the same period in 2001. This decrease is primarily attributable to a decrease in interest rates.

  Income Taxes

     Income tax expense was $1.70 million for the six months ended June 30, 2002, reflecting a decrease of 63.0% from $4.60 million for the same period in 2001. This decrease primarily reflects the decrease in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 44.8% (before amortization) was used to make the determination with respect to the provision for taxes at June 30, 2002, while an effective tax rate of 47.5% (before amortization) was used to calculate the provision for taxes at June 30, 2001. The differential in tax rates is due to state allocations and decrease in the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of June 30, 2002 consist primarily of cash, short term investments and advisory fees receivable.

     While BKF's daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF's business plan, and such seed capital investments may require substantial financial resources. Due to its relatively small size, BKF may consider a number of options to obtain such seed capital. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At June 30, 2002, BKF had cash and cash equivalents of $33.68 million, compared to $41.83 million at December 31, 2001. This decrease primarily reflects the payment of cash bonuses in 2002 which were accrued in 2001 and the use of cash to invest in affiliated investment partnerships, which payment and investments were partially offset by the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships. The decrease in investment advisory fees receivable from $27.83 million at December 31, 2001 to $17.62 million at June 30, 2002 primarily reflects the receipt of incentive fees earned in 2001. The increase in investments in affiliated investment partnerships from $17.53 million at December 31, 2001 to $18.44 million at June 30, 2002 primarily reflects (i) the $6.2 million of seed capital investments made in alternative investment strategies during the period and (ii) the accrual of general partner incentive allocations for the six month period ended June 30, 2002. These amounts were partially offset by the withdrawal of general partner incentive allocations from the affiliated investment partnerships earned with respect to 2001. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.

     Investments in securities at June 30, 2002 were $1.21 million, as compared to $2.78 million at December 31, 2001. This decrease is primarily attributable to the liquidation of the long only financial services seed capital portfolio in the first quarter of 2002 as well as to the negative performance of BKF's seed capital portfolios.

     Accrued expenses were $3.45 million at June 30, 2002, as compared to $4.39 million at December 31, 2001. This decrease is primarily the result of the payment of accrued third party marketing fees that were contingent on the receipt of incentive fees and general partner incentive allocations. These payments were partially offset by accruals for third party marketing fees contingent on the receipt of incentive fees and general partner incentive allocations determined with respect to performance in the six month period ended June 30, 2002.

     Accrued bonuses were $18.47 million at June 30, 2002, as compared to $37.61 million at December 31, 2001, reflecting the payment of 2001 bonuses and the accrual for 2002 bonuses.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. Except for its lease commitments, which were discussed in Note 7 in the Notes to Consolidated Financial Statements in BKF's Annual Report on Form 10-K for the period ended December 31, 2001, BKF has no material commitments for capital expenditures. BKF does anticipate incurring costs in connection with improving its facilities currently under lease, which costs will be amortized over the life of the lease.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues of the current quarter or the following quarter (with regards to wrap). Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven strategy, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. Because BKF is primarily in the asset management business and manages equity portfolios, changes in interest rates, foreign currency exchange rates, commodity prices or other market rates or prices impact BKF only to the extent they are reflected in the equity markets.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 16, 2002, BKF held its Annual Meeting of Stockholders. At the Annual Meeting, J. Barton Goodwin, John A. Levin and Burton G. Malkiel were elected to serve as directors of BKF. Anson M. Beard, Jr., David D. Grumhaus, Peter J. Solomon, Dean J. Takahashi and James S. Tisch continued as directors following the Annual Meeting. At the Annual Meeting, the stockholders also approved proposal 2, ratifying the appointment of Ernst & Young LLP as BKF's independent auditors, and proposal 3, a shareholder proposal requesting that the board of directors redeem the Common Share Purchase Rights issued pursuant to the Rights Agreement dated June 8, 2001 (the "Plan"), unless the holders of a majority of the outstanding shares approve the issuance at a meeting of stockholders held as soon as practical. The board of directors recognizes the stockholder vote in favor of proposal 3 and continues to believe that the Plan supports the objectives of preserving and maximizing the Company's value for all stockholders.

     The voting on the above matters is set forth below:

Proposal 1

NOMINEE                                                 VOTES FOR   VOTES WITHHELD
-------                                                 ---------   --------------
J. Barton Goodwin.....................................  5,332,043      658,798
John A. Levin.........................................  5,296,338      694,503
Burton G. Malkiel.....................................  5,326,536      664,305

Proposal 2 -- There were 5,951,471 votes for, 7,549 votes against, and 31,821 abstentions.

Proposal 3 -- There were 2,895,816 votes for, 1,485,334 votes against, and 17,191 abstentions.

ITEM 5.  OTHER INFORMATION

     This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Reform Act. For those statements, BKF claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and BKF's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability of qualified personnel; the performance of the securities markets and of value stocks in particular; the investment performance of client accounts; the retention of significant client and/or distribution relationships; competition; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred to in this document and in BKF's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF's control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF's policy generally not to make any specific projections as to future earnings, and BKF does not endorse any projections regarding future performance that may be made by third parties.

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

Date: August 14, 2002