Form 10-Q
period 2002-09-30
BKF CAPITAL GROUP INC
filed 2002-11-14
CIK 9235

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

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     As of October 31, 2002, 6,633,223 shares of the registrant's common stock, $1.00 par value, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)     (AUDITED)
                                          ASSETS
Cash and cash equivalents...................................    $ 41,720        $ 41,827
Investment advisory fees receivable.........................      20,984          27,826
Investments in securities, at value (cost $1,250 and $2,424,
  respectively).............................................         986           2,784
Prepaid expenses and other assets...........................       1,709           2,557
Investments in affiliated partnerships......................      24,508          17,530
Fixed assets (net of accumulated depreciation of $3,450 and
  $2,765, respectively).....................................       3,254           3,177
Deferred tax asset..........................................       6,124           4,889
Goodwill (net of accumulated amortization of $8,566 and
  $8,566, respectively).....................................      14,796          14,796
Investment advisory contracts (net of accumulated
  amortization of $43,806 and $38,549, respectively)........      26,283          31,540
                                                                --------        --------
     Total assets...........................................    $140,364        $146,926
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $  4,375        $  4,386
Accrued bonuses.............................................      30,970          37,611
Accrued incentive compensation..............................       1,710             642
Income taxes payable........................................         478             582
Other liabilities...........................................          --             221
                                                                --------        --------
     Total liabilities......................................      37,533          43,442
                                                                --------        --------
                                   STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and outstanding -- 6,633,223 and 6,600,589 shares,
  respectively..............................................       6,633           6,601
Additional paid-in capital..................................      64,561          64,002
Retained earnings...........................................      31,637          32,881
                                                                --------        --------
     Total stockholders' equity.............................     102,831         103,484
                                                                --------        --------
Total liabilities and stockholders' equity..................    $140,364        $146,926
                                                                ========        ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               -----------------------   -----------------------
                                                  2002         2001         2002         2001
                                               ----------   ----------   ----------   ----------
REVENUES:
Investment advisory fees.....................  $   14,470   $   15,437   $   47,888   $   44,285
Incentive fees...............................      12,085        5,804       21,127       23,047
Commission income -- net.....................         927          607        2,336        1,681
                                               ----------   ----------   ----------   ----------
     Total revenues..........................      27,482       21,848       71,351       69,013
                                               ----------   ----------   ----------   ----------
EXPENSES:
Employee compensation and benefits...........      18,433       14,683       48,274       45,976
Occupancy & equipment rental.................       1,460          712        4,363        1,981
Other operating expenses.....................       4,322        3,379       11,465        9,473
Amortization of intangibles..................       1,753        2,142        5,257        7,359
                                               ----------   ----------   ----------   ----------
     Total expenses..........................      25,968       20,916       69,359       64,789
                                               ----------   ----------   ----------   ----------
Operating income.............................       1,514          932        1,992        4,224
Other income (expense):
Net realized and unrealized gain (loss) on
  investments................................          22          446         (479)       1,139
Interest and dividend income.................         164          345          485        1,009
Interest expense.............................          (3)         (10)          (8)         (28)
                                               ----------   ----------   ----------   ----------
Income before taxes..........................       1,697        1,713        1,990        6,344
Income tax expense...........................       1,531        1,354        3,234        5,428
                                               ----------   ----------   ----------   ----------
NET INCOME (LOSS)............................  $      166   $      359   $   (1,244)  $      916
                                               ==========   ==========   ==========   ==========
Earnings (loss) per share:
  Basic......................................  $     0.03   $     0.05   $    (0.19)  $     0.14
                                               ==========   ==========   ==========   ==========
  Diluted....................................  $     0.02   $     0.05   $    (0.19)  $     0.12
                                               ==========   ==========   ==========   ==========
Weighted average shares outstanding
  Basic......................................   6,632,519    6,565,523    6,621,279    6,534,456
                                               ==========   ==========   ==========   ==========
  Diluted....................................   7,453,040    7,391,899    6,621,279    7,354,971
                                               ==========   ==========   ==========   ==========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $(1,244)  $   916
Adjustments to reconcile net income (loss) to net cash
  provided by operations:
  Depreciation and amortization.............................    6,054     8,012
  Compensation expense for vesting of restricted stock
     units..................................................    1,068       492
  Tax benefit related to employee compensation plans........      286       404
  Unrealized (gain) loss on investments in securities.......      624      (311)
  Changes in operating assets and liabilities:
     Decrease in investment advisory fees receivable........    6,842     2,780
     Decrease in prepaid expenses and other assets..........      848       230
     (Increase) in investments in affiliated investment
      partnerships..........................................   (6,978)   (2,739)
     Decrease in investments in securities..................    1,174       585
     (Increase) decrease in deferred tax asset..............   (1,235)    2,627
     Increase (decrease) in accrued expenses................      (11)      434
     Increase (decrease) in accrued bonuses.................   (6,641)    4,498
     Increase in other liabilities..........................       --       211
     Increase (decrease) in income taxes payable............     (104)     (839)
                                                              -------   -------
Net cash provided by operating activities...................      683    17,300
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................     (874)     (712)
                                                              -------   -------
Net cash (used in) investing activities.....................     (874)     (712)
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................     (221)     (265)
Issuance of common stock....................................      305       386
                                                              -------   -------
Net cash provided by financing activities...................       84       121
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents........     (107)   16,709
Cash and cash equivalents at the beginning of the period....   41,827    22,268
                                                              -------   -------
Cash and cash equivalents at the end of the period..........  $41,720   $38,977
                                                              =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $     8   $    28
                                                              =======   =======
Cash paid for taxes.........................................  $ 4,335   $ 5,105
                                                              =======   =======

NON-CASH TRANSACTIONS:

During January 2002, the Company granted a total of 168,213 restricted stock units ("RSU's") to employees with a market value of $4,718. Additionally, the Company granted a total of 33,000 RSU's in September 2002 with a market value of $696.

During March 2001, the Company granted a total of 7,000 RSU's to the Nonemployee Directors of the Company with a market value of $146. This amount will be used to reduce cash payments to Directors for future Board of Directors and Committee meetings.

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

 INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill will no longer be amortized but will be subject to an annual impairment test in accordance with SFAS No. 142. Other intangible assets with finite lives will continue to be amortized over their useful lives (see note 4). Investment contracts are amortized straight line over 10 years. Employment contracts were amortized over the life of the contracts. The employment contracts and related amortization have been eliminated from the Consolidated Statement of Financial Condition as of December 31, 2001.

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

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data).

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                       -----------------------   -----------------------
                                          2002         2001         2002         2001
                                       ----------   ----------   ----------   ----------
Net income (loss)....................  $      166   $      359   $   (1,244)  $      916
                                       ==========   ==========   ==========   ==========
Basic weighted-average shares
  outstanding........................   6,632,519    6,565,523    6,621,279    6,534,456
  Dilutive potential shares from
     stock options and restricted
     stock units ("RSU's")...........     820,521      826,376           --      820,515
                                       ----------   ----------   ----------   ----------
Diluted weighted-average shares
  outstanding........................   7,453,040    7,391,899    6,621,279    7,354,971
                                       ==========   ==========   ==========   ==========
Basic earnings (loss) per share:.....  $     0.03   $     0.05   $    (0.19)  $     0.14
                                       ==========   ==========   ==========   ==========
Diluted earnings (loss) per share:...  $     0.02   $     0.05   $    (0.19)  $     0.12
                                       ==========   ==========   ==========   ==========

     In calculating diluted earnings (loss) per share for the three and nine months ended September 30, 2002, common stock equivalents of 536,520 and 1,503,922, respectively, were excluded due to their anti-dilutive effect on the calculations.

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

3.  INVESTMENT ADVISORY FEES RECEIVABLE

     Included in investment advisory fees receivable are approximately
$11.6 million and $2.2 million of accrued incentive fees as of September 30, 2002 and December 31, 2001, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed (see note 5b).

4.  INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". The effect of adopting SFAS No. 142 was as follows:

 EFFECT OF NON-AMORTIZATION OF GOODWILL ON THE CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                         ------------------    -----------------
                                                          2002        2001      2002       2001
                                                         ------      ------    -------    ------
Reported net income (loss).............................  $ 166       $ 359     $(1,244)   $  916
Add back: goodwill amortization........................     --         389          --     1,168
                                                         -----       -----     -------    ------
Adjusted net income (loss).............................  $ 166       $ 748     $(1,244)   $2,084
                                                         =====       =====     =======    ======
Basic earnings (loss) per share:
  Reported net income (loss)...........................  $0.03       $0.05     $ (0.19)   $ 0.14
  Goodwill amortization................................     --        0.06          --      0.18
                                                         -----       -----     -------    ------
Adjusted basic earnings (loss) per share...............  $0.03       $0.11     $ (0.19)   $ 0.32
                                                         =====       =====     =======    ======
Diluted earnings (loss) per share:
  Reported net income (loss)...........................  $0.02       $0.05     $ (0.19)   $ 0.12
  Goodwill amortization................................     --        0.05          --      0.16
                                                         -----       -----     -------    ------
Adjusted diluted earnings (loss) per share.............  $0.02       $0.10     $ (0.19)   $ 0.28
                                                         =====       =====     =======    ======

  EXPECTED AMORTIZATION EXPENSE (IN THOUSANDS)

Remainder of 2002...................................  $  389
2003................................................   1,558
2004................................................   1,558
2005................................................   1,558
2006................................................   1,558

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

5. INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS ("AIP") AND RELATED PARTY TRANSACTIONS

     a) Summary financial information, including the Company's carrying value and income from the AIP at September 30, 2002 and for the nine months then ended, is as follows (in thousands):

Total partnerships' assets..................................  $ 862,447
Total partnerships' liabilities.............................   (232,059)
Total partnerships' equity balance..........................    635,742
Partnerships' net earnings..................................     24,103
Company's carrying value....................................     24,508
Company's loss on invested capital (excluding accrued
  incentive fees)...........................................       (237)

     The Company earned investment advisory fees and general partner allocations (inclusive of incentive fees) from affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $31.0 million and $26.4 million for the nine months ended September 30, 2002, and 2001, respectively.

     Included in investments in AIP at September 30, 2002 and December 31, 2001 are incentive allocations approximating $6.4 million and $8.0 million, respectively.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $3.3 million and $5.6 million and $1.4 million and $9.0 million payable directly to employee owned and controlled entities ("Employee Entities") for the three and nine month periods ended September 30, 2002 and 2001, respectively. These amounts are included in the Company's carrying value of the AIP's at the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $3.3 million and $5.6 million and $1.4 million and $9.0 million for the three and nine month periods ended September 30, 2002 and 2001, respectively. These amounts are included in the Consolidated Statements of Operations.

     b) Included in investment advisory fees receivable are $11.6 million and $14.4 million of incentive fees from sponsored offshore investment vehicles (similar to several domestic AIP) at September 30, 2002 and December 31, 2001, respectively.

6.  2002 RESTRICTED STOCK UNITS ("RSU") GRANT

     In January 2002, the Company issued 168,213 RSU's to certain employees of the Company. The RSU's will vest in three equal amounts over a three-year period. Additionally, the Company issued 33,000 RSU's to one employee in September 2002. The RSU's vest over various periods through February 2005.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

8.  COMMITMENT

     The Company has office space obligations that require monthly payments plus escalations through September 2011. In September 2002 the Company obtained additional space in Connecticut to serve as the Company's disaster recovery site. At September 30, 2002, the minimum annual rental commitments under the operating leases are as follows:

2002............................................  $   987,000
2003............................................    3,999,000
2004............................................    4,002,000
2005............................................    4,012,000
2006............................................    4,079,000
Thereafter......................................   23,000,000

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

     Levco obtains some of its clients for its large cap value products through wrap fee programs sponsored by major financial services companies. In these programs, clients pay the sponsoring broker an asset-based fee that covers brokerage commissions, advisory services, custodial fees, and other reporting and administrative services. Investors are able to select Levco from among a limited number of managers participating in the program, and Levco receives a portion of the asset-based fee paid by the clients who select Levco to manage their accounts through the program.

     At September 30, 2002, assets under management were $10.97 billion, down from $12.56 billion a year earlier. Following is a comparison of assets under management (in millions) as defined by product and client type:

                             SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                 2002          2002       2002          2001           2001
                             -------------   --------   ---------   ------------   -------------
Institutional..............     $ 2,526      $ 3,063     $ 3,823      $ 3,772         $ 3,369
Sub-Advisory...............       1,730        2,049       2,315        2,169           1,861
Non-institutional..........       1,464        1,819       2,069        2,000           1,871
Wrap.......................       2,955        3,943       4,703        4,448           3,772
Event Driven...............       1,756        1,677       1,628        1,533           1,358
Short-Biased...............         443          359         301          273             259
Other Private Investment
  Funds....................          95          107          94           71              74
                                -------      -------     -------      -------         -------
TOTAL......................     $10,969      $13,017     $14,933      $14,266         $12,564
                                =======      =======     =======      =======         =======

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

     In December 1998, BKF adopted an incentive compensation plan to give Levco the ability to attract and retain talented professionals with equity-based and cash compensation. Determinations with regard to the implementation of this plan are made by the Compensation Committee of the board of directors of BKF on a regular basis. Because BKF is a relatively small public company, the value of the equity awards that may be offered to professionals may be limited relative to what competitors may offer. If the price of BKF stock decreases, no assurance can be given that the equity-based compensation will serve its purpose to attract and retain talented professionals.

 LEVCO IS DEPENDENT ON A LIMITED NUMBER OF INVESTMENT PRODUCTS

     Levco currently derives most of its revenues from three particular investment products -- a large cap value strategy, an event-driven alternative investment product and a short-biased alternative investment product. While the large cap value strategy and the short-biased alternative investment products may often perform differently in a given investment environment, adverse developments with regard to any of these products could have a material adverse effect on Levco's business.

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

 POOR INVESTMENT PERFORMANCE COULD ADVERSELY AFFECT LEVCO'S FINANCIAL CONDITION

     Success in the investment management industry depends largely on investment performance. Good performance generally stimulates sales of services and investment products and tends to keep withdrawals and redemptions low. This generates higher management fees, which are based on the amount of assets under management and sometimes on investment performance. If Levco products experience poor performance, especially relative to their benchmarks or peers, this will likely result in decreased sales, decreased assets under management and the loss of accounts, with corresponding decreases in revenue. In 2002, value equity products managed by Levco have declined more than their relevant benchmarks.

     Levco also offers event-driven and short-biased products and other alternative investment strategies. The failure to implement these strategies effectively could likewise impact Levco's revenues.

 THE LOSS OF SIGNIFICANT CUSTOMERS COULD ADVERSELY AFFECT LEVCO'S REVENUES

     As of December 31, 2001, Levco had approximately 350 relationships (counting as single relationships each wrap fee program and related family and institutional accounts and excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies), of which the ten largest relationships generated approximately $29.1 million of revenues for Levco in 2001 (including incentive fees), or approximately 31.8% of BKF's total revenues.

     The five largest relationships accounted for approximately 47.3% of all asset-based investment advisory fees (excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies) for the nine month period ended September 30, 2002. The loss of any of these relationships could have an adverse effect on BKF's revenues.

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

 BKF IS A RELATIVELY SMALL PUBLIC COMPANY IN A HIGHLY COMPETITIVE BUSINESS

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

     Management believes that the most important factors affecting Levco's ability to attract and retain clients are the abilities, performance records and reputations of its portfolio managers, the ability to hire and retain key investment personnel, the attractiveness of investment strategies to potential investors and competitive fees and investor service. Levco's ability to increase and retain client assets could be adversely affected if client accounts underperform client expectations or if key investment personnel leave Levco. Levco's ability to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under prevailing market conditions. The absence of significant barriers to entry by new investment management firms in the institutional managed accounts business increases competitive pressure. Since Levco is a relatively smaller asset management company, changes in customers, personnel and products and other business developments may have have a greater impact on Levco than they would have on larger, more diversified asset management companies.

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

 CONFLICTS OF INTEREST MAY ARISE AND ADVERSELY AFFECT LEVCO

     From time to time, Levco's officers, directors and employees may own securities which one or more of its clients also own. Although Levco maintains internal policies regarding individual investments by its officers, directors and employees which require them to report securities transactions and restrict certain transactions so as to minimize possible conflicts of interest, possible conflicts of interest may arise that could have adverse effects on Levco. Similarly, conflicting investment positions may develop among various investment strategies managed by Levco. Although Levco has internal policies maintained to address such situations, such conflicts could have adverse effects on Levco.

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

 TERRORIST ATTACKS COULD ADVERSELY AFFECT OUR COMPANY

     Terrorist attacks, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on New York City, the local economy, the United States economy, the global economy, and global financial markets. It is possible that the above factors could have a material adverse effect on our business, especially given the fact that all operations are conducted from a single location in New York City and BKF has incurred lease obligations with regard to this location through September 2011.

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

 THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

 Revenues

     Total revenues for the third quarter of 2002 were $27.48 million, reflecting an increase of 25.8% from $21.85 million in revenues in the same period in 2001. This increase was attributable to a 108.2% increase in incentive fees and general partner incentive allocations to $12.09 million in the third quarter of 2002 from $5.80 million in the same period in 2001. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. The increase in incentive fees and general partner incentive allocations is attributable to an increase in the performance and assets under management of certain accounts following short-biased and event-driven investment strategies. Value equity accounts paying performance-based compensation did not generate a significant amount of incentive fees during the quarter. The increase in incentive fees and general partner incentive allocations was partially offset by a 6.3% decrease in asset-based investment advisory fees to $14.47 million in the third quarter of 2002 from $15.44 million in the same period in 2001. This decrease in asset-based advisory fees is primarily attributable to the decrease in assets managed (as the result of withdrawals and asset depreciation) for value equity accounts. It should be noted that advisory fees with regard to assets held in wrap fee programs are generally billed quarterly in advance, and assets under management in wrap programs were approximately $3.94 billion as of the beginning of the third quarter, as compared to $2.96 billion at September 30, 2002.

     Net commission income generated by the broker-dealer business rose 52.7% to $927,000 in the third quarter of 2002 from $607,000 in the third quarter of 2001, primarily as the result of increased activity in accounts pursuing alternative investment strategies.

 Expenses

     Total expenses for the third quarter of 2002 were $25.97 million, reflecting an increase of 24.2% from $20.92 million in expenses in the same period in 2001. Total expenses excluding amortization of intangibles were $24.22 million in the third quarter of 2002, reflecting an increase of 29.0% from $18.77 million for the third quarter of 2001. Compensation expense was $18.43 million, reflecting an increase of 25.5% from $14.68 million in the third quarter of 2001. This increase in compensation expense is attributable to the increase in revenues, new product development and the expansion of the investment teams involved in managing alternative investment strategies.

     Occupancy and equipment rental was $1.46 million in the third quarter of 2002, reflecting a 105.1% increase from $712,000 in the same period in 2001. This increase is attributable to the lease amendments entered into in 2001, which added approximately 38,000 square feet to BKF's facilities. In light of current conditions, BKF is currently seeking to relieve itself of its obligations with respect to a portion of its facilities. Such a sublease may result in losses to BKF during all or a portion of such sublease period.

     BKF entered into a lease in the third quarter for approximately 4,800 square feet in Stamford, Connecticut that will serve as a back-up facility. This lease will increase annual rental and related operating expenses by approximately $200,000 commencing in the fourth quarter of 2002.

     Other operating expenses were $4.32 million in the third quarter of 2002, reflecting a 27.9% increase from $3.38 million in the same period in 2001. The increase was primarily attributable to increases in (i) professional fees relating to third party marketers and investment and technology consultants, and
(ii) telecommunications and portfolio management software expense, which increases as the number of wrap accounts increase.

     Amortization of intangibles was $1.75 million in the third quarter of 2002, reflecting a decrease of 18.2% from $2.14 million in the same period in 2001. This decrease is attributable to the fact that goodwill is no longer being amortized, pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

 Operating Income

     Operating income for the third quarter of 2002 was $1.51 million, reflecting a 62.4% increase from $932,000 in the same period in 2001, as the increase in revenues exceeded the increase in expenses. Operating income excluding the amortization of intangibles was $3.27 million in the third quarter of 2002, reflecting an increase of 6.3% from $3.07 million in the same period in 2001.

 Gain (Loss) on Investments

     In the third quarter of 2002, BKF had a net realized and unrealized gain on investments of $22,000. BKF received proceeds of $123,000 from two class action settlements relating to investments held by BKF when it was registered as an investment company. These gains were offset by net realized and unrealized losses derived from its seed capital investments in a range of long only and alternative investment strategies. BKF had a net realized and unrealized gain on investments of $446,000 in the third quarter of 2001.

 Interest and Dividend Income

     Interest and dividend income in the third quarter of 2002 was $164,000, reflecting a 52.5% decrease from $345,000 in the same period in 2001. This decrease is primarily attributable to a decrease in interest rates.

 Income Taxes

     Total income tax expense was $1.53 million in the third quarter of 2002, reflecting an increase of 13.1% from $1.35 million for the same period in 2001. This increase primarily reflects the increase in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 44.4% (before amortization) was used to make the determination with respect to the provision for taxes at September 30, 2002, while an effective tax rate of 35.1% (before amortization) was used to calculate the provision for taxes at September 30, 2001. The differential in tax rates is due to an increase in state allocations, the decrease in the statutory rate and the reduction in amortization expense.

 NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

 Revenues

     Total revenues for the nine months ended September 30, 2002 were $71.35 million, reflecting an increase of 3.4% from $69.01 million in revenues in the same period in 2001. This increase was attributable to a an 8.1% increase in asset-based investment advisory fees to $47.89 million in the nine months ended September 30, 2002 from $44.29 million in the same period in 2001. This increase in asset-based investment advisory fees resulted from (i) a higher level of average assets under management for the nine month period and (ii) a higher percentage of assets under management in alternative investment strategies (which generally charge higher asset-based fees). Incentive fees and general partner incentive allocations for the nine months ended September 30, 2002 were $21.13 million, reflecting a decrease of 8.3% from $23.05 million in incentive fees and general partner incentive allocations in the same period in 2001. Incentive fees and general partner incentive allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. The decrease in incentive fees and general partner incentive allocations is attributable to a decrease in the performance of certain event driven and value equity accounts paying performance-based compensation, including, in the case of certain value equity accounts, negative performance resulting in the reversal of accruals made in prior periods. The short-biased alternative investment strategy generated increased incentive fees and general partner incentive allocations that partially offset the decline in such revenues from the event driven and value equity accounts.

     Net commission income generated by the broker-dealer business rose 39.0% to $2.34 million in the nine months ended September 30, 2002 from $1.68 million in the same period in 2001, primarily as the result of increased activity in accounts pursuing alternative investment strategies.

 Expenses

     Total expenses for the nine months ended September 30, 2002 were $69.36 million, reflecting an increase of 7.1% from $64.79 million in expenses in the same period in 2001. Total expenses excluding amortization of intangibles were $64.10 million for the nine months ended September 30, 2002, reflecting an increase of 11.6% from $57.43 million for the same period in 2001. Compensation expense was $48.27 million, reflecting an increase of 5.0% from $45.98 million for the nine months ended September 30, 2001. This increase in compensation expense is attributable to the increase in revenues, new product development and the expansion of the investment teams involved in managing alternative investment strategies.

     Occupancy and equipment rental was $4.36 million for the nine months ended September 30, 2002, reflecting a 120.2% increase from $1.98 million in the same period in 2001. This increase is attributable to the lease amendments entered into in 2001, which added approximately 38,000 square feet to BKF's facilities. In light of current conditions, BKF is currently seeking to sublease a portion of its facilities. Such a sublease may result in losses to BKF during all or a portion of such sublease period.

     BKF entered into a lease in the third quarter for approximately 4,800 square feet in Stamford, Connecticut that will serve as a back-up facility. This lease will increase annual rental and related operating expenses by approximately $200,000 commencing in the fourth quarter of 2002.

     Other operating expenses were $11.47 million for the nine months ended September 30, 2002, reflecting a 21.0% increase from $9.47 million in the same period in 2001. The increase was primarily attributable to increases in (i) professional fees relating to investment and technology consultants and third party marketers, (ii) professional and consulting fees relating to BKF's public company structure and (iii) telecommunications and portfolio management software expense, which increases as the number of wrap accounts increases. These increases were partially offset by a decrease in reimbursements to certain client accounts in connection with trading activities during 2001.

     Amortization of intangibles was $5.26 million for the nine months ended September 30, 2002, reflecting a decrease of 28.6% from $7.36 million in the same period in 2001. This decrease is attributable to (i) the fact that goodwill is no longer being amortized, pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and (ii) the expiration in the second of quarter of 2001 of the amortization period of employment agreements that were entered into in connection with the acquisition of Levco by BKF in 1996.

 Operating Income

     Operating income for the nine months ended September 30, 2002 was $1.99 million, reflecting a 52.8% decline from $4.22 million in the same period in 2001, as the increase in expenses exceeded the increase in revenues. Operating income excluding the amortization of intangibles was $7.25 million for the nine months ended September 30, 2002, reflecting a decrease of 37.4% from $11.58 million in the same period in 2001.

 Gain (Loss) on Investments

     For the nine months ended September 30, 2002, BKF had a net realized and unrealized loss on investments of $479,000. BKF received proceeds of $123,000 from two class action settlements relating to investments held by BKF when it was registered as an investment company. These gains were offset by net realized and unrealized losses derived from its seed capital investments in a range of long only and alternative investment strategies. BKF had a net realized and unrealized gain on investments of $1.14 million for the same period in 2001.

 Interest and Dividend Income

     Interest and dividend income for the nine months ended September 30, 2002 was $485,000, reflecting a 51.9% decrease from $1.01 million in the same period in 2001. This decrease is primarily attributable to a decrease in interest rates.

 Income Taxes

     Total income tax expense was $3.23 million for the nine months ended September 30, 2002, reflecting a decrease of 40.4% from $5.43 million for the same period in 2001. This decrease primarily reflects the decrease in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 44.6% (before amortization) was used to make the determination with respect to the provision for taxes at September 30, 2002, while an effective tax rate of 39.6% (before amortization) was used to calculate the provision for taxes at September 30, 2001. The differential in tax rates is due to an increase in state allocations, the decrease in the statutory rate and the reduction in amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of September 30, 2002 consist primarily of cash, short term investments and advisory fees receivable.

     While BKF's daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF's business plan, and such seed capital investments may require substantial financial resources. Due to its relatively small size, BKF may consider a number of options to obtain such seed capital. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At September 30, 2002, BKF had cash and cash equivalents of $41.72 million, compared to $41.83 million at December 31, 2001. This decrease primarily reflects the payment of cash bonuses in 2002 which were accrued in 2001 and the use of cash to invest in affiliated investment partnerships, which payment and investments were partially offset by the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships. The decrease in investment advisory fees receivable from $27.83 million at December 31, 2001 to $20.98 million at September 30, 2002 primarily reflects the receipt of incentive fees earned in 2001. The increase in investments in affiliated investment partnerships from $17.53 million at December 31, 2001 to $24.51 million at September 30, 2002 primarily reflects (i) the $9.2 million of seed capital investments made in alternative investment strategies during 2002 and (ii) the accrual of general partner incentive allocations for the nine month period ended September 30, 2002. These increases were partially offset by the withdrawal of general partner incentive allocations from the affiliated investment partnerships earned with respect to 2001. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.

     Investments in securities at September 30, 2002 were $986,000, as compared to $2.78 million at December 31, 2001. This decrease is primarily attributable to the liquidation of the long only financial services seed capital portfolio in the first quarter of 2002 as well as to the negative performance of BKF's seed capital portfolios.

     Accrued expenses were $4.38 million at September 30, 2002, as compared to $4.39 million at December 31, 2001. Such expenses were comprised primarily of accruals for third party marketing fees. Such fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. Expenses accrued during the nine month period were offset primarily by the payment of accrued third party marketing fees.

     Accrued bonuses were $30.97 million at September 30, 2002, as compared to $37.61 million at December 31, 2001, reflecting the payment of 2001 bonuses and the accrual for 2002 bonuses.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. Except for its lease commitments, which are discussed in Note 7 in the Notes to Consolidated Financial Statements in BKF's Annual Report on Form 10-K for the period ended December 31, 2001 and, in the case of the lease for the Stamford, Connecticut facility, in the "Results of Operations" section above, BKF has no material commitments for capital expenditures. BKF does anticipate incurring costs in connection with improving its facilities currently under lease, which costs will be amortized over the life of the lease.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues of the current quarter or the following quarter (with regard to wrap program accounts). Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven strategy, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. Because BKF is primarily in the asset management business and manages equity portfolios, changes in interest rates, foreign currency exchange rates, commodity prices or other market rates or prices impact BKF only to the extent they are reflected in the equity markets.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     As of November 12, 2002, an evaluation was performed under the supervision and with the participation of BKF's management, including the CEO and CFO, of the effectiveness of the design and operation of BKF's disclosure controls and procedures. Based on that evaluation, BKF's management, including the CEO and CFO, concluded that BKF's disclosure controls and procedures were effective as of November 12, 2002. There have been no significant changes in BKF's internal controls or in other factors that could significantly affect internal controls since December 31, 2001.]

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1  Amendment of Employment Agreement of Gregory T. Rogers

         10.2 Lease dated September 25, 2002 for premises at 5 River Bend Drive, Stamford, Ct.

         99.1  Section 906 Certification of Chief Executive Officer

         99.2  Section 906 Certification of Chief Financial Officer

     (b) Reports on Form 8-K

     A report was filed on August 14, 2002 which included the certifications of the Chief Executive Officer and Chief Financial Officer of BKF pursuant to the Sarbanes-Oxley Act of 2002.

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

                                          BKF CAPITAL GROUP, INC.

                                          By:       /s/ JOHN A. LEVIN
                                            ------------------------------------
                                                       John A. Levin
                                             Chairman, Chief Executive Officer
                                                       and President

                                          By:      /s/ GLENN A. AIGEN
                                            ------------------------------------
                                                       Glenn A. Aigen
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: November 14, 2002

                     CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John A. Levin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BKF Capital Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report in being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ JOHN A. LEVIN
                                          --------------------------------------
                                                      John A. Levin
                                                 Chief Executive Officer

Date: November 14, 2002

                     CHIEF FINANCIAL OFFICER CERTIFICATION

I, Glenn A. Aigen, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BKF Capital Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report in being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ GLENN A. AIGEN
                                          --------------------------------------
                                                      Glenn A. Aigen
                                                 Chief Financial Officer

Date: November 14, 2002