Form 10-K
period 2002-12-31
BKF CAPITAL GROUP INC
filed 2003-03-31
CIK 9235

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $168,930,359 (based on the closing sale price of $28.50 on June 28, 2002 as reported by the New York Stock Exchange-Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

     At March 27, 2003, 6,644,112 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Items 10, 11, 12 and 13 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of the definitive Proxy Statement (the "Proxy Statement") of the registrant for its 2003 Annual Meeting of Stockholders to be held on May 21, 2003, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     BKF operates entirely through John A. Levin & Co., Inc. ("John A. Levin & Co."), an asset management business acquired by BKF in June 1996, and its related entities. As part of the acquisition, BKF formed Levin Management Co., Inc. ("Levin Management"), to provide administrative and management services to John A. Levin & Co. and its related companies. Levin Management and all its subsidiaries are referred to collectively herein as "Levco". John A. Levin & Co. owns 100% of LEVCO Securities, Inc. ("LEVCO Securities"), a registered broker-dealer, and Levco GP, Inc. ("Levco GP"), which is the general partner of several investment partnerships managed by Levco, which are referred to as the "Levco Partnerships."

     BKF was incorporated in Delaware in 1954. Its executives offices are located at One Rockefeller Plaza, New York, New York 10020. Its telephone number is (212) 332-8400, and its website address is www.bkfcapital.com. BKF makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, available, free of charge, on its website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

                           (BKF STRUCTURE FLOW CHART)

PRODUCTS AND SERVICES

     Levco is an investment adviser registered under the Investment Advisers Act of 1940, as amended, that specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Most accounts are managed pursuant to value equity strategies; Levco also offers a range of alternative investment products and other more specialized investment programs. As of December 31, 2002, assets under management were approximately $11.3 billion.

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

     The following chart summarizes the assets under management of Levco as of December 31, 2002.
[PIE CHART]

                                INSTITUTIONAL      INDIVIDUAL       SUB-ADVISORY        WRAP FEE        EVENT DRIVEN   SHORT-BIASED
PRIVATE INVESTMENT FUNDS          ACCOUNTS          ACCOUNTS        RELATIONSHIPS       ACCOUNTS          ACCOUNTS       ACCOUNTS
------------------------        -------------      ----------       -------------       --------        ------------   ------------
0.80                                22.70             13.20             16.50             26.40             16.40          4.00


     Institutional and Individual Separate Accounts. As of December 31, 2002, directly managed institutional accounts represented approximately 22.7% of Levco's total assets under management, with a total market value of approximately $2.6 billion. As of such date, Levco served as investment adviser to in excess of 150 separate institutional accounts. The average institutional account value at December 31, 2002 was approximately $16.3 million.

     Levco also directly manages accounts for individuals, which comprised approximately 13.2% of Levco's total assets under management as of December 31, 2002, with a total market value of approximately $1.5 billion. As of December 31, 2002, Levco's individual client base represented approximately 470 accounts, the average value of which was approximately $3.2 million.

     Sub-Advisory Relationships. Levco has established a number of relationships in which it acts as a sub-adviser to a financial intermediary. These financial intermediaries include defined contribution plan platform providers, sponsors of registered investment fund complexes and sponsors of other commingled vehicles. As of December 31, 2002, assets managed pursuant to such sub-advisory relationships totaled approximately $1.9 billion, representing approximately 16.5% of Levco's total assets under management. The single largest sub-advisory relationship totaled approximately $1.1 billion, representing approximately 10% of Levco's total assets under management. Registered investment funds to which Levco acted as an adviser or sub-adviser as of December 31, 2002 accounted for approximately $460 million, or approximately 4%, of assets under management.

     Wrap Fee Accounts. With approximately $3.0 billion of managed assets as of December 31, 2002, wrap fee accounts represented approximately 26.4% of Levco's total assets under management. Of this total, approximately $2.4 billion, or approximately 21% of Levco's total assets under management, were with a single sponsor. As of December 31, 2002, Levco had approximately 19,000 wrap fee accounts, the average value of which was approximately $158,000.

     Event-Driven Accounts. As of December 31, 2002, event-driven accounts, with a total market value of approximately $1.8 billion, represented approximately 16.4% of Levco's total assets under management. These accounts invest in event-driven situations, such as merger arbitrage and distressed companies.

     Short-Biased Accounts. As of December 31, 2002, short-biased accounts, with a total market value of approximately $452 million, represented approximately 4.0% of Levco's total assets under management. These accounts comprise a number of proprietary unregistered investment funds that employ a short-biased alternative investment strategy.

     Other Private Investment Funds. As of December 31, 2002, proprietary unregistered investment funds following a variety of alternative investment strategies, with a total market value of approximately $90 million (including BKF seed capital investments of approximately $17.7 million and excluding the event driven and short-biased vehicles), represented approximately 0.8% of Levco's total assets under management.

     The table below shows the assets under management of Levco at the dates indicated:

                            ASSETS UNDER MANAGEMENT

                                                        AT DECEMBER 31,
                                         ---------------------------------------------
                                          2002      2001      2000      1999     1998
                                         -------   -------   -------   ------   ------
                                                         (IN MILLIONS)
VALUE EQUITY ACCOUNTS:
Institutional Accounts.................  $ 2,562   $ 3,772   $ 3,262   $3,256   $3,619(a)
Sub-advisory Accounts..................    1,861     2,169     1,802    1,080    1,589
Non-institutional Accounts.............    1,489     2,000     2,196    1,900    1,856
Wrap Fee Accounts......................    2,982     4,448     2,975    1,450      757
ALTERNATIVE STRATEGIES:
Event Driven Accounts..................    1,849     1,533     1,071      642      355
Short-Biased Accounts..................      452       310       179      102      120
Other Private Investment Funds.........       90        34        23       14       17
                                         -------   -------   -------   ------   ------
TOTAL..................................  $11,285   $14,266   $11,508   $8,444   $8,313
                                         =======   =======   =======   ======   ======

---------------

(a) Includes $505 million in BKF assets managed by Levco at December 31, 1998. The BKF portfolio managed by Levco was liquidated during the period between August 19, 1999 and December 31, 1999.

     The growth in assets under management between 1998 and 2001 was generated by maintaining a relatively stable client base, attracting new clients, entering the wrap fee business, and developing the event-driven product, as well as through market appreciation of assets under management. The decline experienced in 2002 resulted from a decline in the market value of the value equity portfolios as well as net outflows with regard to the value equity strategies.

DISTRIBUTION

     As of December 31, 2002, Levco employed 37 marketing and client service professionals. This group includes field forces focused on attracting assets through wrap fee programs and institutional accounts, internal marketing personnel, a client servicing team, a private client group and additional marketing support and information resource staff. These groups are responsible for communications with clients, consultants and financial intermediaries, as well as for the production of marketing materials. Senior investment professionals assist in the marketing effort by taking part in client presentations or meetings.

     Levco also has solicitation arrangements with third parties whereby such third parties, in accordance with applicable laws and regulations, solicit clients for Levco investment products (primarily alternative investment strategies) and are compensated by Levco for such services.

     With respect to the large cap value product, distribution efforts are focused mainly in the United States. With respect to the event driven product and alternative investment strategies generally, extensive marketing efforts are directed towards U.S. and non-U.S. clients.

PORTFOLIO PERFORMANCE INFORMATION

     Success in the investment management industry depends in large part on performance. Shown below is historical information relating to the performance of accounts managed by Levco in its large cap value style as compared to the S&P 500 Index and the Russell 1000 Value Index. The S&P 500 Index is a broad-based, unmanaged market-weighted index of 500 U.S. companies. The Russell 1000 Value Index measures the performance of those companies in the Russell 1000 Index (which include the 1,000 largest U.S. companies based on market capitalization) with lower price/book ratios and lower forecasted growth rates.

                          COMPARISON OF ANNUAL RETURNS

                                                            LARGE CAP VALUE
                            -------------------------------------------------------------------------------
                             2002     2001    2000    1999    1998    1997    1996    1995    1994    1993
                            ------   ------   -----   -----   -----   -----   -----   -----   -----   -----
Levco Composite (net).....  (27.36)%  (4.37)% 15.41%  16.90%  15.87%  23.01%  21.02%  32.95%   0.71%  13.82%
S&P 500 Index.............  (22.10)  (11.88)  (9.11)  21.04   28.58   33.36   22.96   37.58    1.32   10.08
Russell 1000 Value
  Index...................  (15.52)   (5.59)   7.01    7.35   15.63   35.18   21.64   38.35   (1.99)  18.12

                                                                                     SINCE
                            1992     1991    1990    1989    1988    1987    1986     1986
                           ------   ------   -----   -----   -----   -----   -----   ------
Levco Composite (net)....   14.08%   25.36%  (3.40)% 29.21%  22.52%  12.88%  15.23%  600.97%
S&P 500 Index............    7.62    30.47   (3.10)  31.69   16.61    5.25   18.67   537.47
Russell 1000 Value
  Index..................   13.81    24.61   (8.08)  25.19   23.16     .50   19.98   576.14

PAST PERFORMANCE IS NOT A GUARANTEE OF FUTURE PERFORMANCE.

NOTES TO COMPARISON OF ANNUAL RETURNS

     Basis of Presentation: Eisner LLP examined the investment performance results for the Levco composite for the years 1986 through 1995 and 1998 through 2001. Ernst & Young LLP examined the investment performance results for the period January 1, 1996 through December 31, 1997. Performance for 2002 will be examined by Eisner LLP.

     The investment performance results have been prepared in compliance with the Association for Investment Management and Research ("AIMR") Performance Presentation Standards from January 1, 1993 through December 31, 2002. The full period is not in compliance because, for periods prior to January 1, 1993, size-weighted composite returns were calculated using end-of-period market values rather than the beginning-of-period market values required by AIMR. AIMR has not been involved with the preparation or review of this Annual Report on Form 10-K.

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

CONTRACTUAL ARRANGEMENTS

     Levco enters into investment advisory and management agreements with, or for the benefit of, each of its clients. Levco bases its management fees, other than incentive allocations from the Levco Partnerships, performance-based fees and certain fixed dollar amount arrangements (generally with family members of employees), on a percentage of assets under management and scales these fees according to the size of each account. Generally, either party may terminate these agreements at any time upon written notice. In cases in which Levco serves as an adviser or sub-adviser for a mutual fund client, the mutual fund client or the investment adviser generally may terminate the relevant advisory or sub-advisory agreement on relatively short notice.

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

EMPLOYEES

     As of December 31, 2002, BKF and its subsidiaries employed 141 people, including 38 investment professionals, of whom 15 were primarily portfolio managers, 15 were primarily securities analysts and 8 were traders or trading associates.

BUSINESS STRATEGY

     The achievement of strong performance returns is the foundation on which Levco's business strategy is based. Levco seeks to capitalize on the strength of its long-term performance record and its experienced investment and professional staff to increase its assets under management. Its business strategy contains the following key elements:

     Attracting and Retaining Experienced Professionals. As an investment management firm focused on active portfolio management, fundamental research and superior client service, Levco's goal is to attract and retain the talent necessary to implement its investment strategies and service its clients. Each of the other elements of its business strategy is highly dependent on the attraction and retention of qualified personnel. Management believes that the ongoing implementation of Levco's compensation guidelines and equity award program, whereby employees will continue to develop an important stake in the success of BKF, will be a key factor in the achievement of its business objectives.

     Development of Alternative Investment Strategies. The event driven product has significantly increased its assets under management over the past five years and, since it receives incentive fees, BKF has seen its revenues increase dramatically. Levco's short biased alternative investment strategy also enjoyed significant growth in assets and revenues in 2001 and 2002. Alternative investment strategies, however, do face capacity constraints. Levco is seeking to increase its ability to manage assets in alternative investment strategies through the addition of skilled investment personnel, increased marketing of existing alternative investment strategies that have significant unused capacity, and the development of new alternative investment products. In 2001, Levco hired personnel to manage portfolios focused on distressed debt, and in July 2001 two private investment vehicles were launched to pursue this strategy (whose assets are included within our event-driven product). In 2002, Levco hired personnel to manage a long/short trading oriented alternative investment strategy, and two private investment vehicles were launched to pursue this strategy.

     Development of Complementary Value Strategies. Over the past two years, Levco increased its distribution of its "traditional" large cap value strategy (which has a greater income orientation than the large cap value strategy pursuant to which most accounts are managed) and its all cap value strategy. Management believes the continued development of these products will make Levco more attractive to existing and potential clients by enabling it to offer a wider range of products in the value equity area.

     Development of Institutional Marketing. The majority of Levco's institutional separate account business has been developed without the benefit of a sales force in the field dedicated to the solicitation of institutional investors. In 2001 and 2002, Levco added marketing and client service personnel and increased its level of contact with pension plan sponsors, corporations, industry consultants and financial intermediaries in marketing its value equity and alternative investment strategies.

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

  LEVCO IS DEPENDENT ON KEY PERSONNEL

     Levco is largely dependent on the efforts of its senior investment professionals managing the value equity strategies and the event driven and short-biased products. Levco is also dependent on the efforts of Mr. John A. Levin, the chairman and chief executive officer of BKF. The loss of the services of key investment personnel, including Mr. Levin, could have a material adverse effect on Levco because it could jeopardize its relationships with clients and result in the loss of those accounts. Levco's key investment personnel, including Mr. Levin, are not subject to employment contracts.

     Levco's future success depends on its ability to retain and attract qualified personnel to conduct its investment management business. To the extent that Levco further diversifies its products and strategies, BKF anticipates that it will be necessary for Levco to add portfolio managers and investment analysts. No assurance can be given that Levco will succeed in its efforts to recruit and retain the required personnel. Because of its relatively smaller size, Levco may have relatively fewer resources with which to recruit and retain personnel. The loss of key personnel or the inability to recruit and retain qualified portfolio managers, business and marketing personnel could have a material adverse effect on Levco's business.

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

  ADVERSE DEVELOPMENTS WITH REGARD TO SIGNIFICANT CUSTOMERS OR RELATIONSHIPS COULD ADVERSELY AFFECT LEVCO'S REVENUES

     As of December 31, 2002, Levco had approximately 334 customers (counting as single customers each wrap fee program and related family and institutional accounts and excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies), of which the ten largest customers generated approximately $24.3 million of revenues for Levco in 2002 (including incentive fees), or approximately 27% of BKF's total revenues.

     The five largest customers accounted for approximately 46% of all asset-based investment advisory fees (excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies) earned in 2002. The loss of any of these customers could have an adverse effect on BKF's revenues.

     In the institutional marketplace, consultants play a key role in selecting investment managers for their clients. In the event that a consultant advising current clients of Levco takes a negative view of Levco, Levco could lose a number of accounts related to that consultant.

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

  LEVCO IS A RELATIVELY SMALL PUBLIC COMPANY IN A HIGHLY COMPETITIVE BUSINESS

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

     Management believes that the most important factors affecting Levco's ability to attract and retain clients are the abilities, performance records and reputations of its portfolio managers, the ability to hire and retain key investment personnel, the attractiveness of investment strategies to potential investors and competitive fees and investor service. Levco's ability to increase and retain client assets could be adversely affected if client accounts underperform client expectations or if key investment personnel leave Levco. Levco's ability to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under prevailing market conditions. The absence of significant barriers to entry by new investment management firms in the institutional managed accounts business increases competitive pressure. Since Levco is a relatively smaller asset management company, changes in customers, personnel and products and other business developments may have a greater impact on Levco they would have on larger, more diversified asset management companies.

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

  CONFLICTS OF INTEREST MAY ARISE AND ADVERSELY AFFECT LEVCO

     From time to time, Levco's officers, directors and employees may own securities which one or more of its clients also own. Although Levco maintains internal policies regarding individual investments by its officers, directors and employees which require them to report securities transactions and restrict certain transactions so as to minimize possible conflicts of interest, possible conflicts of interest may arise that could have adverse effects on Levco. Similarly, conflicting investment positions may develop among various investment strategies managed by Levco. Although Levco has internal policies in place to address such situations, such conflicts could have adverse effects on Levco.

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

     These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Levco from conducting its business if it fails to comply with these laws and regulations. If Levco fails to comply with these laws and regulations, these agencies may impose sanctions, including the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration, and other censures and fines. Even if in compliance with all laws and regulations, changes in these laws or regulations could adversely affect Levco's profitability and operations and its ability to conduct certain businesses in which it is currently engaged.

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

ITEM 2.  PROPERTIES

     BKF's executive offices are located at One Rockefeller Plaza, New York, New York. BKF's offices currently encompass approximately 72,000 square feet and are governed by a lease which expires September 30, 2011. The majority of BKF's operations are conducted at this location. BKF believes that these facilities are adequate for its current and anticipated levels of operation. Depending on its evaluation of its needs, BKF may sublease a portion of its space, and such a sublease could result in the recognition of a significant loss. BKF also maintains a business continuity facility located at Five River Bend, Stamford, Connecticut. This facility encompasses approximately 5,000 square feet and is governed by a lease which expires September 30, 2011.

ITEM 3.  LEGAL PROCEEDINGS

     Neither BKF, Levco nor their affiliates are currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
         MATTERS

     BKF's common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "BKF". At the close of business of March 27, 2003, there were 1,006 holders of record of BKF's common stock.

     The following table sets forth for the periods indicated the high and low reported sale prices per share for the common stock as reported on the NYSE:

                                                              STOCK PRICE RANGES
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First quarter 2002..........................................   $30.29     $26.51
Second quarter 2002.........................................   $32.36     $27.90
Third quarter 2002..........................................   $28.85     $20.80
Fourth quarter 2002.........................................   $20.83     $17.35
First quarter 2001..........................................   $24.15     $18.06
Second quarter 2001.........................................   $33.20     $20.75
Third quarter 2001..........................................   $32.54     $23.97
Fourth quarter 2001.........................................   $30.95     $24.00

DIVIDENDS

     BKF did not declare or pay any dividends in 2001 or 2002. The declaration and payment of dividends by BKF is in the discretion of the board of directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF. The board of directors will determine future dividend policy based on the results of operations, financial condition, capital requirements and other circumstances.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived in part from BKF's audited 2002 and 2001 and previous years' unaudited consolidated pro forma statements of operations and should be read in conjunction with such statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. All amounts are in millions, excluding share and per share data.

                                                         YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                                                PRO FORMA   PRO FORMA   PRO FORMA
                                          2002        2001        2000        1999        1998
                                        ---------   ---------   ---------   ---------   ---------
                                        (AUDITED)   (AUDITED)   (UNAUDITED) (UNAUDITED) (UNAUDITED)
REVENUES:
Investment Management Fees (IMF):
Institutional, non-institutional and
  sub-advisory........................  $    29.4   $    33.3   $    29.6   $    28.9   $    29.8
Wrap Accounts.........................       16.4        16.6        10.3         5.2         3.6
Event-Driven..........................       12.7         8.6         4.5         2.0         0.3
Short Biased..........................        3.4         2.0         1.2         0.9         1.0
                                        ---------   ---------   ---------   ---------   ---------
          Total IMF Fees..............       61.9        60.5        45.6        37.0        34.7
Incentive Fees and Allocations:
Event-Driven..........................       17.4        22.2        24.4         9.5         3.7
Short Biased..........................        6.9         2.1         1.5         0.2         0.1
Other.................................        0.3         4.1         3.4         0.6         0.9
                                        ---------   ---------   ---------   ---------   ---------
          Total Incentive Fees........       24.6        28.4        29.3        10.3         4.7
  Total Fees..........................       86.5        88.9        74.9        47.3        39.4
Other.................................        2.9         2.5         1.7         1.4         1.3
                                        ---------   ---------   ---------   ---------   ---------
  Total Revenues......................       89.4        91.4        76.6        48.7        40.7
EXPENSES:
Employee Compensation and Benefits....       61.8        60.1        57.4        26.3        22.0
Non-Compensation Expenses.............       20.3        15.4        11.7         8.8         7.1
                                        ---------   ---------   ---------   ---------   ---------
  Total Expenses......................       82.1        75.5        69.1        35.1        29.1
                                        ---------   ---------   ---------   ---------   ---------
INCOME BEFORE INTEREST, TAXES AND
  AMORTIZATION........................        7.3        15.9         7.5        13.6        11.6
                                        ---------   ---------   ---------   ---------   ---------
Net investment income.................        1.0         2.9         1.5         0.4         0.3
Amortization of intangibles...........       (7.0)       (9.5)       (7.6)      (11.9)      (11.9)
                                        ---------   ---------   ---------   ---------   ---------
Income (loss) before taxes............        1.3         9.3         1.4         2.1         0.0
Income tax expense (benefit)..........        3.7         7.8        (0.7)        6.5         5.3
                                        ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE................       (2.4)        1.5         2.1        (4.4)       (5.3)
Cumulative effect of accounting
  change..............................         --          --       (53.4)         --          --
                                        ---------   ---------   ---------   ---------   ---------
NET INCOME (LOSS).....................  $    (2.4)  $     1.5   $   (51.3)  $    (4.4)  $    (5.3)
                                        =========   =========   =========   =========   =========

                                                         YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                                                PRO FORMA   PRO FORMA   PRO FORMA
                                          2002        2001        2000        1999        1998
                                        ---------   ---------   ---------   ---------   ---------
                                        (AUDITED)   (AUDITED)   (UNAUDITED) (UNAUDITED) (UNAUDITED)
PER SHARE DATA:
Basic:
  Income (loss) before cumulative
     effect of accounting change......  $   (0.37)  $    0.23   $    0.32   $   (0.67)  $   (0.81)
  Cumulative effect of accounting
     change...........................         --          --       (8.21)         --          --
                                        ---------   ---------   ---------   ---------   ---------
Net income (loss).....................  $   (0.37)  $    0.23   $   (7.89)  $   (0.67)  $   (0.81)
                                        =========   =========   =========   =========   =========
Diluted:
  Income (loss) before cumulative
     effect of accounting change......  $   (0.37)  $    0.20   $    0.32   $   (0.67)  $   (0.81)
  Cumulative effect of accounting
     change...........................         --          --       (8.15)         --          --
                                        ---------   ---------   ---------   ---------   ---------
Net income (loss).....................  $   (0.37)  $    0.20   $   (7.83)  $   (0.67)  $   (0.81)
                                        =========   =========   =========   =========   =========
Basic weighted average shares
  outstanding(1)......................  6,624,313   6,546,077   6,504,890   6,504,852   6,504,852
                                        =========   =========   =========   =========   =========
Diluted weighted average shares
  outstanding(1)......................  6,624,313   7,364,333   6,549,889   6,504,852   6,504,852
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

     At December 31, 2002, assets under management at Levco were $11.3 billion, compared to $14.3 billion a year earlier. Following is a comparison of Levco's assets under management (in millions) as defined by product and client type:

                                                                AT DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
VALUE EQUITY ACCOUNTS:
Institutional Accounts..................................  $ 2,562   $ 3,772   $ 3,262
Sub-advisory Accounts...................................    1,861     2,169     1,802
Non-institutional Accounts..............................    1,489     2,000     2,196
Wrap Fee Accounts.......................................    2,982     4,448     2,975
ALTERNATIVE STRATEGIES:
Event Driven Accounts...................................    1,849     1,533     1,071
Short-Biased Accounts...................................      452       310       179
Other Private Investment Funds..........................       90        34        23
                                                          -------   -------   -------
TOTAL...................................................  $11,285   $14,266   $11,508
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

     The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition at December 31, 2002 and 2001, the Consolidated Statements of Operations for the years ended December 31, 2002 and 2001, and the Pro Forma Consolidated Statement of Operations for the year ended December 31, 2000 of BKF Capital Group, Inc. and Subsidiaries (which are included elsewhere herein) and should be read in conjunction with such financial statements. In light of the evolution of BKF from a closed-end management investment company to a holding company whose primary asset is the investment management business of Levco, pro forma consolidated financial statements have been included in this Annual Report on Form 10-K in order to provide meaningful comparisons of financial information for the years ended December 31, 2002, 2001 and 2000. A discussion of historical financial results of BKF as a closed-end management investment company has not been included because BKF completed the distribution of substantially all of its assets on January 7, 2000 pursuant to a Plan of Distribution of Assets approved by stockholders on August 19, 1999 and ceased to be registered as an investment company on April 18, 2000. Particular attention should be paid to the fact that a change in accounting principle was effected on April 18, 2000 resulting in an amortization expense that has been reflected in the pro forma consolidated financial statements. The consolidated financial statements for 2000 reflect the actual cumulative amortization charge absorbed by BKF in 2000 as the result of the change in accounting principle.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31, 2001.

  Revenues

     Total revenues for 2002 were $89.43 million, reflecting a decrease of 2.1% from $91.39 million in revenues in 2001. This decrease was primarily attributable to a 13.6% decrease in incentive fees and allocations from $28.45 million to $24.59 million, which was only partly offset by a 2.5% increase in investment advisory fees (excluding incentive fees and allocations) from $60.40 million to $61.90 million. The decrease in incentive fees resulted from a decrease in the performance of the event-driven and value-equity products, which was only partially offset by an increase in incentive fees and allocations attributable to the short-biased products. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. The increase in investment advisory fees was attributable to an increase in the assets managed pursuant to the event-driven and short-biased strategies, which increase was partially offset by the decline in investment advisory fees attributable to value equity strategies as the result of a decrease in assets under management for these products.

     As the result of the decline in assets under management in the value equity strategies over the course 2002, even if assets under management in these strategies in 2003 were to remain at December 31, 2002 levels, investment advisory fees from these strategies in 2003 could be expected to decline relative to 2002 (as average assets under management over the course of the year would be lower). The underperformance of value equity strategies in 2002 relative to their benchmarks may also adversely impact BKF's ability to retain existing accounts and attract new accounts in 2003 with respect to its value equity products.

     Net commission income generated by the broker-dealer business rose 15.6% to $2.94 million in 2002 from $2.54 million in 2001, primarily as the result of increased assets under management in accounts pursuing alternative investment strategies.

  Expenses

     Total expenses for 2002 were $89.09 million, reflecting an increase of 4.8% from $84.99 million in 2001. Excluding amortization of intangibles and restricted stock unit grants, total expenses were $80.23 million, reflecting an increase of 7.8% from $74.43 million in 2001. The largest component of this increase was a 93.6% increase in occupancy and equipment rental from $3.03 million to $5.87 million. This increase resulted primarily from lease amendments entered into in September 2001, which added a total of approximately 38,000 square feet and resulted in an additional rental expense of approximately $2.5 million in 2002. The lease for the business continuity facility entered into in September 2002 resulted in an additional rental expense of $22,000 in 2002.

     The largest component of total expenses, employee compensation and benefits (excluding grants of restricted stock units), increased 0.7%, from $59.57 million to $59.97 million. Expenses associated with the grant of restricted stock units rose from $557,000 in 2001 to $1.85 million in 2002. The increase in compensation expense despite the decrease in revenues is primarily attributable to the exclusion of certain costs and expenses incurred in connection with new product development (including compensation and real estate expenses) in calculating the percentage of pre-tax, pre-compensation profits available for compensation under the compensation guidelines approved by the board of directors.

     Other operating expenses of BKF for 2002 were $14.39 million, reflecting an increase of 16.7% from $12.33 million in 2001. This increase primarily reflected an increase in (1) professional and consulting fees paid to third parties providing marketing, legal and investment related services, and (2) portfolio management and trading system costs (which bear a correlation to the number of accounts managed in wrap fee programs). It should be noted that portfolio management and trading system costs are determined on a per account basis, so that as the average account size decreases, margins suffer a corresponding decrease.

     Expenses related to accrued incentive fees or general partner incentive allocations, including compensation expense and third party marketing fees, are subject to reversal if the incentive fees or general partner incentive allocations are not ultimately realized.

  Operating Income

     Operating income fell to $337,000, declining from $6.40 million for 2001, reflecting the decrease in revenues and the increase in expenses. Excluding the amortization of intangibles expense and the grant of restricted stock units, operating income in 2002 was $9.20 million, reflecting a decline of 45.8%, from $16.95 million in 2001. As discussed above, the largest factors in this decrease were investments in new products, the decrease in performance based fees, the increase in rental expense and the increase in fees paid to third parties providing marketing, legal and investment related services.

  Net Realized and Unrealized Gain on Investments

     In 2002, BKF had realized and unrealized gains on investments of $253,000, reflecting (1) the receipt of approximately $185,000 from the settlement of class action suits relating to investments made by BKF during the time it was a registered investment company and (2) the net gains in its investments in a range of long only and alternative investment strategies (excluding $7.50 million in incentive allocations from affiliated partnerships). As of year end, approximately $19.7 million (excluding incentive allocations) was invested in such strategies. In 2001, BKF had a net realized and unrealized gain on investments of $1.69 million, reflecting (1) the receipt of approximately $915,000 from the settlement of class action lawsuits relating to investments made by BKF during the time it was a registered investment company and (2) net gains in its seed capital investments in a range of long only and alternative investment strategies (excluding incentive allocations of $8.00 million). As of December 31, 2001, approximately $12.31 million (excluding incentive allocations) was invested in such strategies. Under the equity method of accounting, realized and unrealized gains and losses on investments in affiliated investment partnerships are recorded by BKF based on the income passed through by the partnerships.

  Interest and Dividend Income

     Interest and dividend income was $663,000 in 2002, reflecting a decline of 48.9% from $1.30 million in 2001. This decline resulted from (1) a significant decline in interest and (2) lower average cash balances (as the result of seed capital investments and the decline in revenues).

  Income Taxes

     BKF recorded an income tax expense of $3.69 million, net of a deferred tax benefit of ($793,000) in 2002, as compared to an income tax expense of $7.85 million (net of a deferred tax benefit of $377,000) in 2001. The deferred tax asset is primarily attributable to future tax benefits relating to (1) future compensation deductions in connection with the delivery of stock underlying restricted stock unit awards and (2) losses on investments in affiliated partnerships.

     Excluding the non-deductible amortization expense, BKF had an effective tax rate of 44.7% in 2002, as compared to an effective tax rate of 41.6% in 2001. The difference in effective tax rates in 2002 and 2001 is primarily attributable to state and local taxes due to changes in the allocated income among various taxing jurisdictions.

  YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 2000.

  Revenues

     Total revenues for 2001 were $91.39 million, reflecting an increase of 19.3% from $76.60 million in revenues in 2000. This increase was primarily attributable to a 32.4% increase in investment advisory fees (excluding incentive fees and general partner incentive allocations) from $45.61 million to $60.40 million, which increase was partly offset by a 2.8% decline in incentive fees and general partner incentive allocations from $29.26 million to $28.45 million. The increase in investment advisory fees is primarily attributable to the increase in assets under management in (1) the large cap value strategy, which experienced a significant increase in assets managed in wrap fee programs, and (2) the event driven product. The decrease in incentive fees and general partner incentive allocations is primarily attributable to a decrease in the performance of the accounts paying performance-based compensation. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

     Net commission income generated by the broker-dealer business rose 46.5% from $1.74 million in 2000 to $2.54 million in 2001. This increase was primarily attributable to an increase in the assets under management of accounts that trade through LEVCO Securities.

  Expenses

     Total expenses for 2001 were $84.99 million, reflecting an increase of 10.9% from $76.65 million in 2000. Excluding amortization of intangibles and restricted stock units granted and vested in 2000, total expenses were $74.43 million, reflecting an increase of 30.0% from $57.28 million in 2000. The largest component of this increase was a 30.6% increase in compensation expense, which went from $45.61 million (excluding grants of restricted stock units) to $59.57 million. The increase in compensation expense is primarily attributable to (1) the increase in revenues and (2) the increase in compensation expense as a percentage of pre-tax, pre-compensation profits (excluding certain costs incurred in connection with new product development) under the compensation guidelines approved by the board of directors effective as of the beginning of 2001. Such compensation guidelines were approved by the board of directors following consultation with independent compensation consultants.

     Occupancy and equipment rental for 2001 was $3.03 million, reflecting an increase of 32.7% from $2.29 million in 2000. This increase resulted from lease amendments entered in the latter part of 2000 and in 2001, which added a total of approximately 39,000 square feet and resulted in an additional rental expense of approximately $455,000 in 2001.

     Other operating expenses of BKF for 2001 were $12.33 million, reflecting an increase of 31.5% from $9.38 million in 2000. This increase primarily reflected an increase in (1) portfolio management and trading system costs (which bear a correlation to the number of accounts managed in wrap fee programs), (2) professional and consulting fees paid to third parties providing marketing, legal and investment related services, and (3) reimbursements to client accounts in connection with trading activities.

  Operating Income

     Operating income rose to $6.40 million from a loss of $44,000 for 2000, reflecting the increase in revenues, which exceeded the increase in expenses. Excluding the amortization of intangibles expense and the grant of restricted stock units in 2000, operating income in 2001 was $16.95 million, reflecting a decline of 12.3%, from $19.33 million in 2000.

  Net Realized and Unrealized Gain on Investments

     In 2001, BKF had realized and unrealized gains on investments of $1.69 million, reflecting (1) the receipt of approximately $915,000 from the settlement of class action suits relating to investments made by BKF during the time it was a registered investment company and (2) the net gains in its investments in a range of long only and alternative investment strategies (excluding incentive allocations of $8.00 million). As of year end, approximately $12.31 million (excluding incentive allocations) was invested in such strategies. In 2000, BKF had a net realized and unrealized gain on investments of $204,000 which reflects a gain of $584,000 on investments in affiliated partnerships (excluding incentive allocations) and long only equity value portfolios funded by BKF in the fourth quarter of 2000 in order to establish track records for developing products, which was offset by a $380,000 permanent write down of a historical private placement position that had been part of BKF's portfolio when it was an investment company.

  Interest and Dividend Income

     Interest and dividend income was $1.30 million in 2001, reflecting a decline of 4.3% from $1.36 million in 2000. This decline resulted from a significant decline in interest rates, which was only partially offset by higher cash balances.

  Income Taxes

     BKF recorded an income tax expense of $7.85 million, net of a deferred tax benefit of ($377,000), in 2001, as compared to an income tax benefit of ($665,000) in 2000 (reflecting an deferred tax benefit of $6.4 million for such year).

     In 2000, BKF realized a $10.9 million capital loss for book purposes relating to an investment that was made when BKF was still an investment company; $4.53 million of this loss was used in 2000 to offset taxable capital gains. The balance of the unused capital loss was carried back to previous taxable years for federal, state and local income tax purposes to offset prior taxable capital gains. Such carry back resulted in total tax refunds of $3.0 million. The deferred tax asset in 2001 is primarily attributable to future tax benefits relating to future compensation deductions and unrealized partnership losses.

     Excluding the non-deductible amortization expense, BKF had an effective tax rate of 41.6% in 2001. Excluding the non-deductible amortization expense and the realization of the capital loss previously recorded as an unrealized loss by the investment company, BKF would have had an effective tax rate of 46.6% in 2000. For the period ended December 31, 2000, application of a 46.6% effective tax rate would have resulted in a provision for taxes of $5.75 million. This amount was offset by ($6.4) million in future tax benefits primarily attributable to ($3.0) million in future tax benefits from the unused portion of the capital loss, ($5.6) million in future tax benefits relating to future compensation deductions attributable to the grant of restricted stock units (as the compensation expense is not deductible for tax purposes until the delivery of the underlying stock) and $2.2 million in future taxable income attributable to deferred revenue and unrealized gain on investments. The difference in effective tax rates in 2001 and 2000 is primarily attributable to state and local taxes due to changes in the allocated income among various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of December 31, 2002 consist primarily of cash, short term investments, advisory fees receivable and marketable equity securities.

     While BKF utilizes capital to develop and seed new investment products, BKF's business is not generally capital intensive. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At December 31, 2002, BKF had cash and cash equivalents of $39.1 million, compared to $41.83 million at December 31, 2001. This decrease in cash and cash equivalents primarily reflects the use of cash to make seed capital investments during the course of 2002. Investment advisory fees receivable were $24.18 million at December 31, 2002 and $27.83 million at December 31, 2001, reflecting the decreases in assets under management and incentive fees. The increase in investments in affiliated investment partnerships to $26.15 million at December 31, 2002 from $17.53 million at December 31, 2001 primarily reflects the investment by BKF of $9.4 million in conjunction with the development of two affiliated investment partnerships. Approximately $7.5 million of the investments in affiliated limited partnerships represent general partner incentive allocations that typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.

     The increase in deferred tax assets to $5.68 million in 2002 from $4.89 million in 2001 is primarily attributable to future tax benefits related to grants of restricted stock units made in 2002.

     Prepaid expenses and other assets declined to $2.01 million at December 31, 2002 from $2.56 million at December 31, 2001 primarily as the result of the amortization of the pre-paid premium on the three year Directors and Officers/Errors and Omissions Liability insurance policy.

     Investments in securities of $1.05 million at December 31, 2002, as compared to $2.78 million at December 31, 2001, represent shares purchased to seed affiliated investment funds. The decline represents the liquidation of the financial services long-only portfolio, a reduction in seed capital allocations through investments in securities (but note the increase in investments in affiliated limited partnerships), and a decline in portfolio values.

     Accrued expenses were $5.09 million at December 31, 2002, as compared to $4.39 million at December 31, 2001. This increase is primarily attributable to increases in sales commissions payable to Levco salespeople and referral fees payable to third parties.

     Accrued bonuses were $31.51 million at December 31, 2002, as compared to $37.61 million at December 31, 2001. This decrease is primarily attributable to the decrease in revenues during 2002, as well as the payment of certain bonuses during the course of the year.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. BKF's business is not seasonal. Except for the lease commitments and related expenditures described below, BKF has no material commitments for capital expenditures. The Company has office space obligations that require monthly payments plus escalations through September 2011. At December 31, 2002, the minimum annual rental commitments under the operating leases are as follows:

2003........................................................  $ 3,999,000
2004........................................................    4,002,000
2005........................................................    4,012,000
2006........................................................    4,079,000
2007........................................................    4,197,000
Thereafter..................................................   18,804,000
                                                              -----------
Total minimum payments required.............................  $39,093,000
                                                              ===========

     BKF is not currently utilizing its entire facility. It is anticipated that a portion will be built out and that BKF will incur costs of at least $2.5 million in connection with such construction, which costs will be amortized over the remaining life of the lease. In addition, depending on its evaluation of its needs, BKF may sublease a portion of its space, and such a sublease could result in the recognition of a significant loss.

OFF BALANCE SHEET RISK

     Levco GP serves as the managing general partner for several affiliated investment partnerships which trade primarily in equity securities or, in the case of one partnership, in distressed corporate debt. As of December 31, 2002, total partners' capital in these partnerships was approximately $654 million. As of December 31, 2002, the sum total of Levco GP's capital accounts in the affiliated investment partnerships was approximately $26.1 million. The financial condition and results of operations of these affiliated investment partnerships are not included in BKF's consolidated statements of financial condition (except to the extent of Levco GP's equity ownership). Levco GP does not maintain control over the affiliated investment partnerships, has not guaranteed any of the affiliated investment partnerships' obligations, and does not have any contractual commitments associated with them. In addition, limited partners in the affiliated investment partnerships have the right to remove the managing general partner at any time.

RELATED PARTY TRANSACTIONS

     Levco earned investment advisory fees from accounts for which four current members of BKF's Board of Directors (of which one is an officer of the Company) have controlling discretion. The amounts earned from these accounts were $2.0 million and $2.8 million for the years ended December 31, 2002 and 2001, respectively. These accounts are managed in Levco's routine course of business and do not and will not impact BKF's current and prospective financial position and operating results any differently than similarly sized managed accounts.

CRITICAL ACCOUNTING POLICIES

  REVENUE RECOGNITION AND RELATED EXPENSES

     With respect to incentive fees and allocations, BKF has elected to accrue income on a quarterly basis, though such fees and allocations are determined and billed or allocated at the end of the applicable measurement period. Such accruals, as well as related compensation and third party referral fees, may be reversed as the result of subsequent investment performance prior to the conclusion of the applicable contract year or investor withdrawal. Alternatively, BKF could have adopted a policy of not recognizing such fees or allocations until the respective payments are fixed at the end of the performance measurement period. Since most incentives fees or allocations are determined as of the end of the calendar year, the adoption of a revenue recognition policy that defers recognition of incentive fees or allocations and associated expenses could result in much lower levels of income, and associated compensation expenses, for periods prior to the fourth quarter. BKF's annual financial results would not be materially affected, as most of the performance measurement periods conclude on December 31.

  PURCHASE PRICE ALLOCATION

     In order to account for the acquisition of Levco by BKF in 1996 utilizing the purchase method of accounting, Levco's cost in excess of net assets was reflected in the following intangible items: goodwill, employment contracts for key personnel and investment advisory contracts. The total value of these intangibles at the time of the acquisition was $116.8 million. BKF determined that 20% of that amount was attributable to goodwill, 20% to the employment contracts and 60% to the investment contracts. BKF amortizes the value of the goodwill over a 15 year period, the value of the investment contracts over a ten year period, and amortized the employment contracts, which have all expired, over their respective terms. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," commencing in 2002, the net carrying value of the goodwill of $14.8 million at December 31, 2001, ceased to be amortized. Goodwill is subject to an annual impairment test. Other intangible assets with finite lives, such as investment contracts, will continue to be amortized over their useful lives.

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Levco GP serves as the managing general partner for several affiliated investment partnerships which are not consolidated with BKF. These general partnerships are periodically assessed to determine whether the underlying assets and liabilities should be consolidated. See "Item 7 -- Off Balance Sheet Risk."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter with respect to which the investment advisory fee is charged, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues for the quarter. Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven strategies, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. In addition, as of December 31, 2002 and 2001, BKF had invested (1) $700,000 and $2.99 million, respectively, in seed capital for long only value equity products, which investments could be similarly impacted by a decline in the performance of value stocks, and (2) $18.97 million and $9.32 million (excluding accrued incentive allocations), respectively, in proprietary alternative investment strategies, which are also exposed to market fluctuations.

     The following table (dollars in thousands) summarizes our investments as of December 31, 2002 and December 31, 2001 in long only value equity products and alternative investment strategies (excluding incentive allocations) and provides a sensitivity analysis assuming a 10% increase or decrease in the value of these investments.

                                                      FAIR VALUE ASSUMING   FAIR VALUE ASSUMING
                                                        10% DECREASE IN       10% INCREASE IN
                                         FAIR VALUE      EQUITY PRICE          EQUITY PRICE
                                         ----------   -------------------   -------------------
AT DECEMBER 31, 2002
Equity price sensitive investments, at
  fair value...........................   $19,696           $17,726               $21,666
AT DECEMBER 31, 2001
Equity price sensitive investments, at
  fair value...........................   $12,309           $11,078               $13,540

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

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES

     As of March 27, 2003, an evaluation was performed under the supervision and with the participation of BKF's management, including the CEO and CFO, of the effectiveness of the design and operation of BKF's disclosure controls and procedures. Based on that evaluation, BKF's management, including the CEO and CFO, concluded that BKF's disclosure controls and procedures were effective as of March 27, 2003. There have been no significant changes in BKF's internal controls or in other factors that could significantly affect internal controls subsequent to March 27, 2003.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

     (1) Financial Statements

     Included herein at pages F-1 through F-23.

     (2) Financial Data Schedules

     All schedules are omitted, as the required information is inapplicable or is included in the financial statements or related notes.

     (3) Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
   3.1      --  Restated Certificate of Incorporation of Registrant, as
                amended (incorporated by reference to Exhibit 3(i) to
                Registrant's Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 and June 30, 2001).
   3.2      --  Bylaws of Registrant (incorporated by reference to Exhibit
                3(ii) to Registrant's Quarterly Report on Form 10-Q for the
                period ended September 30, 2001).
   4.1      --  Specimen of Common Stock Certificate (incorporated by
                reference to Exhibit 4.1 of Registrant's Annual Report on
                Form 10-K for the period ended December 31, 2000).
   4.2      --  Rights Agreement dated as of June 8, 2001 between BKF and
                Mellon Investor Services LLC (as Rights Agent) (incorporated by reference to Exhibit 4.1 to BKF's Current Report on Form
                8-K dated June 11, 2001).
  10.1      --  Lease dated December 20, 1993 between Rockefeller Center
                Properties and John A. Levin & Co., Inc., as amended
                (incorporated by reference to Exhibit 10.1 of Registrant's
                Annual Report on Form 10-K for the period ended December 31,
                2000, Exhibit 10.2 to Registrant's Quarterly Report on Form
                10-Q for the period ended June 30, 2001, and Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the period
                ended September 30, 2001).
  10.2      --  Lease dated September 25, 2002 between River Bend Executive
                Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002).
  10.3      --  Employment Agreement dated December 31, 1999 between Gregory
                T. Rogers, BKF Capital Group, Inc. and Levin Management Co.,
                Inc. (incorporated by reference to Exhibit 10.2 to
                Registrant's Annual Report on Form 10-K for the period ended
                December 31, 2000 and Exhibit 10.1 to Registrant's Quarterly
                Report on Form 10-Q for the period ended September 30,
                2002).
  10.3      --  Registrant's 1998 Incentive Compensation Plan, as amended
                (incorporated by reference to Exhibit 10.1 to Registrant's
                Quarterly Report on Form 10-Q for the period ended June 30,
                2001).
  10.4      --  Registrant's Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000).
  10.5      --  Form of Stock Option Award Agreement (incorporated by
                reference to Exhibit 10.5 to Registrant's Annual Report on
                Form 10-K for the period ended December 31, 2001).
  10.6      --  Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on
                Form S-8 filed with the Commission on November 17, 2000).
  21.1      --  Subsidiaries of the Registrant (incorporated by reference to
                Exhibit 21.1 to the Registrant's Annual Report on Form 10-K
                for the period ended December 31, 2000).
  23.1      --  Consent of Ernst & Young, LLP.*
  23.2      --  Acknowledgment of Ernst & Young, LLP*
  24.1      --  Powers of Attorney (included on the Signature Pages
                hereto).*
  99.1      --  Section 906 Certification of Chief Executive Officer*
  99.2      --  Section 906 Certification of Chief Financial Officer*

---------------

* Filed herewith

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

Date: March 31, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ JOHN A. LEVIN                    Chairman, Chief Executive Officer    March 31, 2003
 ------------------------------------------------    and President (Principal Executive
                  John A. Levin                                   Officer)


                /s/ GLENN A. AIGEN                    Senior Vice President and Chief     March 31, 2003
 ------------------------------------------------       Financial Officer (Principal
                  Glenn A. Aigen                     Financial and Accounting Officer)


             /s/ ANSON M. BEARD, JR.                              Director                March 31, 2003
 ------------------------------------------------
               Anson M. Beard, Jr.


              /s/ J. BARTON GOODWIN                               Director                March 31, 2003
 ------------------------------------------------
                J. Barton Goodwin


              /s/ DAVID D. GRUMHAUS                               Director                March 31, 2003
 ------------------------------------------------
                David D. Grumhaus


              /s/ BURTON G. MALKIEL                               Director                March 31, 2003
 ------------------------------------------------
                Burton G. Malkiel


               /s/ PETER J. SOLOMON                               Director                March 31, 2003
 ------------------------------------------------
                 Peter J. Solomon

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


              /s/ DEAN J. TAKAHASHI                               Director                March 31, 2003
 ------------------------------------------------
                Dean J. Takahashi


                /s/ JAMES S. TISCH                                Director                March 31, 2003
 ------------------------------------------------
                  James S. Tisch

                     CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John A. Levin, certify that:

          1. I have reviewed this annual report on Form 10-K of BKF Capital Group, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report in being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ JOHN A. LEVIN
                                          --------------------------------------
                                                      John A. Levin
                                                 Chief Executive Officer

Date: March 31, 2003

                     CHIEF FINANCIAL OFFICER CERTIFICATION

I, Glenn A. Aigen, certify that:

          1. I have reviewed this annual report on Form 10K of BKF Capital Group, Inc.;

          2. Based in my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements , and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report in being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ GLENN A. AIGEN
                                          --------------------------------------
                                                      Glenn A. Aigen
                                                 Chief Financial Officer

Date: March 31, 2003

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors..............................    F-2
Report of Independent Accountants...........................    F-3
Consolidated Statements of Financial Condition at December
  31, 2002 and 2001.........................................    F-4
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................    F-6
Consolidated Statements of Cash Flows (historical) for the
  year ended December 31, 2000..............................    F-7
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2002, 2001 and 2000......    F-8
Notes to Consolidated Financial Statements..................    F-9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BKF Capital Group, Inc.

     We have audited the accompanying consolidated statements of financial condition of BKF Capital Group, Inc. (formerly known as Baker, Fentress & Company) as of December 31, 2002 and 2001, and the consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, in 2000, BKF Capital Group, Inc. changed its method of accounting for its acquisition of Levin Management Co., Inc. in 1996.

                                          /s/ Ernst & Young LLP

February 21, 2003

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
BKF Capital Group, Inc.

     We have reviewed the pro forma adjustments reflecting the transaction described in Note 1 and the application of those adjustments to the historical amounts in the accompanying pro forma consolidated statements of operations and cash flows for the year ended December 31, 2000 of BKF Capital Group, Inc. (formerly known as Baker, Fentress & Company). The historical financial statements are derived from the historical financial statements of BKF Capital Group, Inc. and Levin Management Co., Inc., which were both audited by us. Such pro forma adjustments are based on management's assumptions described in Note 1. Our review was conducted in accordance with standards established by the American Institute of Certified Public Accountants.

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

     Based on our review, nothing came to our attention that caused us to believe that management's assumptions do not provide a reasonable basis for presenting the significant effects directly attributable to the above-mentioned transaction described in Note 1, that the related pro forma adjustments do not give appropriate effect to those assumptions, or that the pro forma column does not reflect the proper application of those adjustments to the historical financial statement amounts in the pro forma consolidated statements of operations and cash flows for the year ended December 31, 2000.

                                          /s/ Ernst & Young LLP

February 21, 2003

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (AUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
ASSETS:
Cash and cash equivalents...................................    $ 39,100       $ 41,827
Investment advisory and incentive fees receivable...........      24,177         27,826
Investments in securities, at value (cost $1,304 and $2,424,
  respectively).............................................       1,047          2,784
Prepaid expenses and other assets...........................       2,008          2,557
Investments in affiliated partnerships......................      26,148         17,530
Fixed assets (net of accumulated depreciation of $3,747 and
  $2,765, respectively).....................................       3,689          3,177
Deferred tax asset..........................................       5,682          4,889
Goodwill (net of accumulated amortization of $8,566)........      14,796         14,796
Investment advisory contracts (net of accumulated
  amortization of $45,558 and $38,549, respectively)........      24,531         31,540
                                                                --------       --------
  Total assets..............................................    $141,178       $146,926
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accrued expenses............................................    $  5,087       $  4,386
Accrued bonuses.............................................      31,509         37,611
Accrued incentive compensation..............................       2,312            642
Income taxes payable........................................         532            582
Other liabilities...........................................          --            221
                                                                --------       --------
  Total liabilities.........................................      39,440         43,442
                                                                --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and outstanding -- 6,641,738 and 6,600,589 shares,
  respectively..............................................       6,642          6,601
Additional paid-in capital..................................      64,662         64,002
Retained earnings...........................................      30,434         32,881
                                                                --------       --------
  Total stockholders' equity................................     101,738        103,484
                                                                --------       --------
Total liabilities and stockholders' equity..................    $141,178       $146,926
                                                                ========       ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                                                      PRO FORMA
                                                              2002         2001        2000(A)
                                                           ----------   ----------   -----------
                                                           (AUDITED)    (AUDITED)    (UNAUDITED)
REVENUES:
Investment advisory fees.................................  $   61,900   $   60,396   $   45,605
Incentive fees and allocations...........................      24,591       28,448       29,263
Commission income -- net.................................       2,940        2,544        1,736
                                                           ----------   ----------   ----------
  Total revenues.........................................      89,431       91,388       76,604
                                                           ----------   ----------   ----------
EXPENSES:
Employee compensation and benefits.......................      59,970       59,573       45,613
Employee compensation -- grants of restricted stock
  units..................................................       1,851          557       11,767
Occupancy & equipment rental.............................       5,872        3,033        2,286
Other operating expenses.................................      14,392       12,329        9,379
Amortization of intangibles..............................       7,009        9,501        7,603
                                                           ----------   ----------   ----------
  Total expenses.........................................      89,094       84,993       76,648
                                                           ----------   ----------   ----------
Operating income.........................................         337        6,395          (44)
Other income (expense):
Net realized and unrealized gain on investments..........         253        1,685          204
Interest and dividend income.............................         663        1,297        1,355
Interest expense.........................................          (8)         (33)        (105)
                                                           ----------   ----------   ----------
Income before taxes and cumulative effect of change in
  accounting principle...................................       1,245        9,344        1,410
                                                           ----------   ----------   ----------
Income tax expense (benefit).............................       3,692        7,848         (665)
                                                           ----------   ----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE...................................      (2,447)       1,496        2,075
                                                           ----------   ----------   ----------
Cumulative effect to April 18, 2000 of change in
  accounting principle...................................          --           --      (53,374)
                                                           ----------   ----------   ----------
NET INCOME (LOSS)........................................  $   (2,447)  $    1,496   $  (51,299)
                                                           ==========   ==========   ==========
Basic earnings (loss) per share(b):
Income (loss) before cumulative effect of accounting
  change.................................................  $    (0.37)  $     0.23   $     0.32
Cumulative effect of accounting change...................          --           --        (8.21)
                                                           ----------   ----------   ----------
Net income (loss)........................................  $    (0.37)  $     0.23   $    (7.89)
                                                           ==========   ==========   ==========
Diluted earnings (loss) per share(b):
Income (loss) before cumulative effect of accounting
  change.................................................  $    (0.37)  $     0.20   $     0.32
Cumulative effect of accounting change...................          --           --        (8.15)
                                                           ----------   ----------   ----------
Net income (loss)........................................  $    (0.37)  $     0.20   $    (7.83)
                                                           ==========   ==========   ==========
Weighted average shares outstanding(b)
Basic....................................................   6,624,313    6,546,077    6,504,890
                                                           ==========   ==========   ==========
Diluted..................................................   6,624,313    7,364,333    6,549,889
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

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                                       PRO FORMA
                                                                2002        2001         2000
                                                              ---------   ---------   -----------
                                                              (AUDITED)   (AUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................   $(2,447)    $ 1,496     $(51,299)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
  Depreciation and amortization(a)..........................     8,103      10,365       61,773
  Compensation expense for vesting of restricted stock
     units..................................................     2,020         723       12,268
  Tax benefit related to employee compensation plans........       317         841           34
  Unrealized (gain) loss on investments in securities.......       617         226         (133)
  Realized loss on investments..............................        --          --          108
  Changes in operating assets and liabilities:
     (Increase) decrease in investment advisory fees
       receivable...........................................     3,649          16      (15,392)
     Decrease in prepaid expenses and other assets..........       379         656          123
     (Increase) in investments in affiliated investment
       partnerships.........................................    (8,618)     (5,670)      (4,227)
     (Increase) decrease in investments in securities.......     1,120        (388)      (2,489)
     (Increase) decrease in deferred tax asset..............      (793)      1,819       (6,410)
     Increase (decrease) in accrued expenses................       701         996       (1,354)
     Increase (decrease) in accrued bonuses.................    (6,102)      9,555       14,710
     Increase (decrease) in other liabilities...............        --        (396)         396
     Increase (decrease) in income taxes payable............       (50)        205         (228)
                                                               -------     -------     --------
Net cash provided by (used in) operating activities.........    (1,104)     20,444        7,880
                                                               -------     -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................    (1,606)       (971)        (711)
Proceeds from sale of investments...........................        --          --          892
                                                               -------     -------     --------
Net cash provided by (used in) investing activities.........    (1,606)       (971)         181
                                                               -------     -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................      (221)       (357)        (332)
Issuance of common stock....................................       204         443           --
Cash included in deemed contribution (distribution).........        --          --          178
                                                               -------     -------     --------
Net cash provided by (used in) financing activities.........       (17)         86         (154)
                                                               -------     -------     --------
Net increase (decrease) in cash and cash equivalents........    (2,727)     19,559        7,907
Cash and cash equivalents at the beginning of the period....    41,827      22,268       14,361
                                                               -------     -------     --------
Cash and cash equivalents at the end of the period..........   $39,100     $41,827     $ 22,268
                                                               =======     =======     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................   $     8     $    33     $    105
                                                               =======     =======     ========
Cash paid for taxes.........................................   $ 4,286     $ 6,981     $  5,998
                                                               =======     =======     ========

---------------

(a) Includes cumulative effect of change in accounting principle in 2000.

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- HISTORICAL
                                   (AUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                                 2000(B)
                                                              -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) in net assets resulting from operations......    $ (53,972)
Adjustments to reconcile net (decrease) in net assets
  resulting from operations to net cash provided by
  operating activities:
  Depreciation and amortization(a)..........................       61,575
  Compensation expense for vesting of restricted stock
    units...................................................       12,143
  Tax benefit related to employee compensation plans........           34
  Net realized and unrealized (gain) loss on investments....          268
  Changes in operating assets and liabilities:
    (Increase) in investment advisory fees receivable.......      (16,251)
    (Increase) in prepaid expenses and other current
     assets.................................................         (114)
    (Increase) in investments in affiliated investment
     partnerships...........................................       (7,343)
    (Increase) in investments in securities.................       (2,489)
    (Increase) in deferred income taxes.....................       (6,708)
    Decrease in other assets................................           67
    (Decrease) in accrued expenses..........................       (1,027)
    Increase in accrued bonuses.............................       23,319
    Increase in other liabilities...........................          396
    (Decrease) in income taxes payable/receivable...........       (1,220)
                                                                ---------
Net cash provided by operating activities...................        8,678
                                                                ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................         (562)
Proceeds from sale of investments and portfolio
  securities................................................          599
Cash from previously unconsolidated subsidiary..............       11,873
                                                                ---------
Net cash provided by investing activities...................       11,910
                                                                ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................         (250)
Dividends and capital gain distributions....................     (480,058)
                                                                ---------
Net cash (used in) financing activities.....................     (480,308)
                                                                ---------
Net (decrease) in cash and cash equivalents.................     (459,720)
Cash and cash equivalents at the beginning of the period....      481,988
                                                                ---------
Cash and cash equivalents at the end of the period..........    $  22,268
                                                                =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................    $      94
                                                                =========
Cash paid for taxes.........................................    $   5,049
                                                                =========

---------------

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

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                   (AUDITED)
                             (AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 1)

                                                              ADDITIONAL
                                                    COMMON     PAID-IN     RETAINED
                                                    STOCK      CAPITAL     EARNINGS     TOTAL
                                                   --------   ----------   --------   ---------
BALANCE AT DECEMBER 31, 1999.....................  $ 39,029   $ 463,426    $ 70,673   $ 573,128
Dividend, capital gain and return of capital
  distributions..................................        --    (445,868)    (34,190)   (480,058)
1 for 6 reverse stock split......................   (32,524)     32,524          --          --
Baker Fentress & Company deemed contribution.....        --         178          --         178
Consolidation of previously unconsolidated
  subsidiary.....................................        --          --      46,201      46,201
Grants of restricted stock units.................        --      11,767          --      11,767
Issuance of common stock.........................        14         166          --         180
Tax benefit related to employee compensation
  plans..........................................        --          34          --          34
Net (loss).......................................        --          --     (51,299)    (51,299)
                                                   --------   ---------    --------   ---------
BALANCE AT DECEMBER 31, 2000.....................     6,519      62,227      31,385     100,131
Grants of restricted stock units.................        --         393          --         393
Issuance of common stock.........................        82         541          --         623
Tax benefit related to employee compensation
  plans..........................................        --         841          --         841
Net income.......................................        --          --       1,496       1,496
                                                   --------   ---------    --------   ---------
BALANCE AT DECEMBER 31, 2001.....................     6,601      64,002      32,881     103,484
Issuance of common stock.........................        41         343          --         384
Tax benefit related to employee compensation
  plans..........................................        --         317          --         317
Net loss.........................................        --          --      (2,447)     (2,447)
                                                   --------   ---------    --------   ---------
BALANCE AT DECEMBER 31, 2002.....................  $  6,642   $  64,662    $ 30,434   $ 101,738
                                                   ========   =========    ========   =========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

     BKF Capital Group, Inc. (formerly Baker, Fentress & Company, hereto referred to as "BKF" or the "Company") operated under the Investment Company Act of 1940 as a non-diversified closed-end management investment company. In August 1999, the Board of Directors and shareholders of BKF adopted and implemented a Plan for Distribution of Assets ("Plan"), pursuant to which substantially all of BKF's investment securities were sold. The cash proceeds, as well as shares of Consolidated-Tomoka Land Company ("CTO"), were subsequently distributed to shareholders by January 7, 2000. The Company received a deregistration order from the Securities and Exchange Commission ("SEC") on April 18, 2000, effectively completing its evolution from an investment company to a company whose primary business now operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco." As of April 2000, financial reporting of BKF and Levco is on a consolidated basis. The Company trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol ("BKF").

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

     The Pro Forma Consolidated Statements of Operations for the year ended December 31, 2000 presents the historical results of BKF and Levco, giving effect to the following pro forma adjustments:

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

     - adjustment for income tax effect of pro forma adjustments; and

     - the 1 to 6 reverse stock split effectuated on January 7, 2000

     The Pro Forma Consolidated Statement of Cash Flows for the year ended December 31, 2000 reflects the pro forma cash flows of the combined companies as if BKF had received its deregistration order effective January 1, 2000. BKF and Levco financial information is being presented on a consolidated basis.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

  THE 2000 PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS ARE PRESENTED SINCE THEY ARE MORE REPRESENTATIVE OF THE COMPANY'S OPERATIONS AFTER THE IMPLEMENTATION OF THE PLAN.

     The Pro Forma Consolidated Financial Statements do not necessarily represent the results of operations of the Company which actually would have occurred had the proposed transaction been previously consummated or project the results of operations or the financial position of the Company for any future date or period. The SEC approved the application for deregistration of the Company as a registered investment company on April 18, 2000. Therefore, the Pro Forma Consolidated Statement of Operations for the year ended December 31, 2000 reflects the non-recurring charge relating to the change in accounting method for the cumulative effect of the amortization of intangible assets resulting from recording the Levco transaction under purchase accounting.

     All numerical information presented in the notes to the consolidated financial statements has been rounded to the nearest thousand dollars, unless otherwise noted.

  REVENUE RECOGNITION

     Generally, investment advisory fees are billed quarterly, in arrears, and are based upon a percentage of the market value of each account at the end of the quarter. Wrap account fees are billed quarterly based upon a percentage of the market value of each account as of the previous quarter end. Incentive fees, general partner incentive allocations earned from affiliated investment partnerships, and incentive fees from other accounts are accrued on a quarterly basis and are billed quarterly or at the end of their respective contract year, as applicable.

     Commissions earned on securities transactions executed by LEVCO Securities and related expenses are recorded on a trade-date basis.

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

  CASH AND CASH EQUIVALENTS

     The Company treats all highly liquid instruments with maturities at acquisition of six months or less as cash equivalents. The Company maintained substantially all of its cash and cash equivalents invested in interest bearing instruments at two nationally recognized financial institutions, which at times may exceed federally insured limits. As a result the Company is exposed to market and credit risk.

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Levco GP serves as the managing general partner for several affiliated investment partnerships ("AIP"), which primarily engage in the trading of publicly traded equity securities, in the case of one partnership, distressed corporate debt, or other non affiliated alternative investment funds (i.e., fund of funds) which in turn invest primarily in publicly traded securities. The financial condition and results of operations of the AIP are not included in the Company's consolidated statements of financial condition with the exception of Levco GP's equity ownership. The limited partners of the AIP have the right to redeem their partnership interests at least quarterly. Additionally, the unaffiliated limited partners of the AIP may terminate Levco GP as the general partner of the AIP at any time. Levco GP does not maintain control over the AIP, has not guaranteed any of the AIP obligations, nor does it have any contractual commitments associated with them. Investments in AIP held through Levco GP, are recorded based upon the equity method of accounting. This investment amount equals the sum total of Levco GP's capital accounts, including incentive allocations, in the AIP. Each

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

AIP values their underlying investments in accordance with policies as described in each of their audited financial statements and underlying offering memoranda. It is the Company's general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. Levco GP has general partner liability with respect to its interest in each of the AIP and has no assets in the AIP other than its interest in these partnerships. See
Note 7 -- Related Party Transactions.

  INVESTMENTS IN SECURITIES

     Investments in securities consist primarily of equity securities and shares in affiliated onshore and offshore investment companies, which invest in equity securities. Investments in securities are accounted for as "trading securities." Equity securities are stated at quoted market values and shares in the affiliated onshore and offshore investment companies are stated at net asset value. The resulting unrealized gains and losses are included in net realized and unrealized gain (loss) from investments. Realized gains and losses are recorded on the identified cost basis. Dividend income is included in interest and dividend income in the Consolidated Statement of Operations.

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

     The Company filed consolidated Federal and combined state and local income tax returns for the years ended December 31, 2001 and 2000 and intends to file in the same manner in subsequent years. Prior to April 18, 2000, BKF was a Regulated Investment Company ("RIC"), which distributed all of its income. It was generally not subject to income taxes and, therefore, no tax provision was previously recorded. Levco, an operating company, is subject to federal, state and local taxes on income. The Pro Forma Consolidated Statement of Operations for the year ended December 31, 2000 reflects a tax provision on the pro forma consolidated results of operations.

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

  LONG-LIVED ASSETS

     Long-lived assets are accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires impairment losses to be recognized on long-lived assets used in operations when indication of an impairment exists.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

  INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill will no longer be amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist in accordance with SFAS No. 142. Other intangible assets with finite lives will continue to be amortized over their useful lives. See Note 5 -- Intangible Assets. Investment contracts are amortized straight line over 10 years. Employment contracts were amortized over the life of the contracts. The employment contracts and related amortization have been eliminated from the Consolidated Statement of Financial Condition as of December 31, 2001. Whereas the Pro Forma Consolidated Financial Statements reflect these intangible assets under the purchase accounting method, the retroactive income effect of recasting this transaction was recorded in 2000 as a one-time change in accounting principle charge to income for all accumulated amortization from June 1996 through April 18, 2000.

  EARNINGS PER SHARE

     The Company has not presented historical earnings per share for the year ended December 31, 2000 due to the significant changes in its operations, which are not reflected in the historical financial statements. BKF, as a registered investment company, presented its net asset value ("NAV") per share. The pro forma earnings per share for 2000 is shown using the actual BKF shares outstanding (adjusted for the 1 to 6 reverse stock split effectuated in January
2000).

     The Company adopted SFAS No. 128, "Earnings Per Share" in the second quarter of 2000. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income
(loss) by the total of the weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings (loss) per share is computed using the treasury stock method.

     The following table sets forth the computation of basic and diluted earnings (loss) per share (dollar amounts in thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                                             PRO FORMA
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Income (loss) before cumulative effect of
  accounting change..............................  $   (2,447)  $    1,496   $    2,075
Cumulative effect of accounting change...........          --           --      (53,374)
                                                   ----------   ----------   ----------
Net income (loss)................................  $   (2,447)  $    1,496   $  (51,299)
                                                   ==========   ==========   ==========
Basic weighted-average shares outstanding........   6,624,313    6,546,077    6,504,890
Dilutive potential shares from stock options (See
  Note 12).......................................          --      818,256       44,999
                                                   ----------   ----------   ----------
Diluted weighted-average shares outstanding......   6,624,313    7,364,333    6,549,889
                                                   ==========   ==========   ==========
Basic earnings (loss) per share:
Income (loss) before cumulative effect of
  accounting change..............................  $    (0.37)  $     0.23   $     0.32
Cumulative effect of accounting change...........          --           --        (8.21)
                                                   ----------   ----------   ----------
Net income (loss)................................  $    (0.37)  $     0.23   $    (7.89)
                                                   ==========   ==========   ==========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                                             PRO FORMA
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of
  accounting change..............................  $    (0.37)  $     0.20   $     0.32
Cumulative effect of accounting change...........          --           --        (8.15)
                                                   ----------   ----------   ----------
Net income (loss)................................  $    (0.37)  $     0.20   $    (7.83)
                                                   ==========   ==========   ==========

     In calculating diluted income (loss) per share for the years ended December 31, 2002, 2001 and 2000, 1,936,543, 400,537 and 786,706 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

  COMPREHENSIVE INCOME

     The Company has not presented consolidated statements of comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income," because it does not have any items of "other comprehensive income".

  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," approximate the carrying amounts presented in the Consolidated Statements of Financial Condition.

  BUSINESS SEGMENTS

     The Company has not presented business segment data, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," because it operates in one business segment, the investment advisory and asset management business.

  STOCK-BASED COMPENSATION

     The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," and has adopted the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the Company, or if the Company incurs liabilities to employees in amounts based on the price of its stock. Under APB Opinion No. 25, no compensation costs were recognized relating to the option grants because the exercise prices of the options awarded were equal to the fair market price of the common stock on the dates of the grants.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                                             PRO FORMA
                                                           2002      2001      2000
                                                          -------   ------   ---------
Net income, as reported.................................  $(2,447)  $1,496   $(51,299)
Add: Stock-based employee compensation expense included
  in reported net income, net of related tax effects....    1,036      309      6,288
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for all
  awards, net of related tax effects....................   (1,886)    (742)    (6,803)
                                                          -------   ------   --------
Pro forma net income....................................  $(3,297)  $1,063   $(51,814)
                                                          =======   ======   ========
Earnings per share:
  Basic -- as reported..................................  $ (0.37)  $ 0.23   $  (7.89)
                                                          =======   ======   ========
  Basic -- pro forma....................................  $ (0.50)  $ 0.16   $  (7.97)
                                                          =======   ======   ========
  Diluted -- as reported................................  $ (0.37)  $ 0.20   $  (7.83)
                                                          =======   ======   ========
  Diluted -- pro forma..................................  $ (0.50)  $ 0.14   $  (7.91)
                                                          =======   ======   ========

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2001 and 2000, respectively:

                                                                2001       2000
                                                              --------   --------
Expected dividend yield.....................................      0.00%      0.00%
Expected volatility.........................................     26.64%     16.19%
Risk-free interest..........................................      4.64%      6.30%
Expected term...............................................   7 years    7 years
Fair value..................................................  $  11.30   $   5.21

  RECLASSIFICATIONS

     Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with current year classifications.

  RECENT ACCOUNTING DEVELOPMENTS

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," which nullified Emerging Issue Task Force Issue ("Issue") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," by requiring the recognition of a liability for a cost associated with an exit or disposal activity only when the liability is incurred as opposed to the date of an entity's commitment to an exit plan, as defined in Issue No. 94-3. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material impact on the Company's financial statements.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

  Accounting and Disclosure Requirements for Guarantees

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Under FIN No. 45, certain guarantees are required to be recorded at fair value at the inception of the guarantee. FIN No. 45 also requires a guarantor to make new disclosures, effective for guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not expected to have a material impact on the Company's financial statements.

  Stock-based Compensation

     In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation. The Company has elected to apply the disclosure provisions of SFAS No. 123.

  Consolidation

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIE") and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity ("variable interests").

     An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity's activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE's expected losses or has the right to receive a majority of the VIE's expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concept No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements."

     A public enterprise with a variable interest in a VIE created before January 31, 2003, shall apply FIN No. 46 to that VIE as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003.

     Management has not completed its assessment of this interpretation's impact on its consolidated financial statements, but does not believe that the Company is the primary beneficiary of any VIEs that would require them to consolidate those entities under the provisions of FIN 46. However, once management completes its assessment, if it is determined that the Company is the primary beneficiary of these VIEs, the Company will be required to consolidate the assets, liabilities and results of operations with minority interest recorded for the ownership share applicable to other investors, of the entities upon the adoption of FIN 46, and such

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES presentation would have a significant impact on the Company's consolidated financial statements. However, such treatment would not change the results of operations. See note 7.

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

3.  INVESTMENT ADVISORY FEES RECEIVABLE

     Included in investment advisory fees receivable are approximately $2.9 million and $2.2 million of accrued incentive fees as of December 31, 2002 and 2001, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.  FIXED ASSETS

     Fixes assets consist of the following (dollar amounts in thousands):

                                                            ESTIMATED        DECEMBER 31,
                                                              USEFUL        ---------------
                                                         LIFE -- IN YEARS    2002     2001
                                                         ----------------   ------   ------
Furniture and fixtures.................................         7           $1,452   $1,420
Computer hardware, software and other..................         5            4,099    2,689
Leasehold improvements.................................         9            1,885    1,833
                                                                            ------   ------
                                                                             7,436    5,942
Less accumulated depreciation..........................                      3,747    2,765
                                                                            ------   ------
Fixed assets, net......................................                     $3,689   $3,177
                                                                            ======   ======

     Depreciation expense was approximately $1.1 million, $864,000 and $795,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

5.  INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The effect of adopting SFAS No. 142 was as follows:

  EFFECT OF NON-AMORTIZATION OF GOODWILL ON THE CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDING DECEMBER 31,
                                                          ----------------------------
                                                                             PRO FORMA
                                                           2002      2001      2000
                                                          -------   ------   ---------
Income (loss) before cumulative effect of accounting
  change................................................  $(2,447)  $1,496   $  2,075
Cumulative effect of accounting change..................       --       --    (53,374)
Add back: goodwill amortization.........................       --    1,558      1,558
                                                          -------   ------   --------
Adjusted net income (loss)..............................  $(2,447)  $3,054   $(49,741)
                                                          =======   ======   ========
Basic earnings (loss) per share:
  Income (loss) before cumulative effect of accounting
     change.............................................  $ (0.37)  $ 0.23   $   0.32
  Cumulative effect of accounting change................       --       --      (8.21)
  Goodwill amortization.................................       --     0.24       0.24
                                                          -------   ------   --------
Adjusted basic earnings (loss) per share................  $ (0.37)  $ 0.47   $  (7.65)
                                                          =======   ======   ========
Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of accounting
     change.............................................  $ (0.37)  $ 0.20   $   0.32
  Cumulative effect of accounting change................       --       --      (8.15)
  Goodwill amortization.................................       --     0.21       0.24
                                                          -------   ------   --------
Adjusted diluted earnings (loss) per share..............  $ (0.37)  $ 0.41   $  (7.59)
                                                          =======   ======   ========

  FUTURE EXPECTED AMORTIZATION EXPENSE OF INTANGIBLE ASSETS (DOLLAR AMOUNTS IN THOUSANDS)

2003........................................................  $7,009
2004........................................................   7,009
2005........................................................   7,009
2006........................................................   3,504

6.  SIGNIFICANT CUSTOMERS

     The Company recorded revenue from one of its broker consults programs of approximately $13.6 million, $14.6 million and $9.6 million, or 15%, 16% and 13% of total revenues, and from two of its affiliated investment vehicles, which utilized the same investment strategy, of $25.9 million, $27.4 million and $25.4 million, or 29%, 30% and 33% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

7.  RELATED PARTY TRANSACTIONS

  INVESTMENT ADVISORY FEES FROM RELATED PARTIES

     The Company earned investment advisory fees from accounts for which four current members of the Company's Board of Directors (of which one is an officer of the Company) have controlling discretion. The amounts earned from these accounts were $2.0 million, $2.8 million and $2.6 million for the years ended

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001 approximately $480,000 and $696,000, respectively, were included in investment advisory and incentive fee receivable relating to these accounts.

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

     Summary financial information, including the Company's carrying value and income from the AIP is as follows (dollar amounts in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Total AIP assets............................................  $ 884,749   $ 711,228
Total AIP liabilities.......................................   (230,376)   (202,947)
Total AIP equity balance....................................    654,373     508,281
AIP net earnings............................................     31,665      44,435
Company's carrying value (including incentive
  allocations)..............................................     26,148      17,530
Company's income on invested capital (excluding accrued
  incentive allocations)....................................        392          70

     The Company earned investment advisory fees and incentive allocations/fees from affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $38.1 million, $32.5 million and $28.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Included in investments in affiliated investment partnerships at December 31, 2002 and 2001 are incentive allocations approximating $7.5 million and $8.0 million, respectively.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $6.3 million and $5.0 million payable directly to employee owned and controlled entities ("Employee Entities") for the years ended December 31, 2002 and 2001, respectively. These amounts are included in the Company's carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $6.3 million and $5.0 million for the years ended December 31, 2002 and 2001, respectively. These amounts are included in the Consolidated Statement of Operations.

     Included in investment advisory and incentive fees receivable at December 31, 2002 and 2001 are $2.7 million and $1.8 million, respectively, of advisory fees from AIP and sponsored offshore vehicles. Also included in investment advisory and incentive fees receivable are $13.1 million and $14.2 million of incentive fees from sponsored offshore investment vehicles (similar to several domestic AIP) at December 31, 2002 and 2001, respectively.

  COMMISSION REVENUES

     All commission revenues reflected on the Consolidated Statements of Operations have been generated by transactions introduced to a clearing broker by LEVCO Securities, which acts as a broker for certain investment advisory accounts of the Company. Commission revenues have been presented net of the related clearing expenses.

8.  STOCKHOLDERS' EQUITY

     The Company effectuated a 1 to 6 reverse stock split on January 7, 2000. All share numbers and per share amounts in the Company's consolidated financial statements reflect the reverse split.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

9.  COMMITMENT

     The Company has office space obligations that require monthly payments plus escalations through September 2011. At December 31, 2002, the minimum annual rental commitments under the operating lease are as follows (dollar amounts in thousands):

2003........................................................  $ 3,999
2004........................................................    4,002
2005........................................................    4,012
2006........................................................    4,079
2007........................................................    4,197
Thereafter..................................................   18,804
                                                              -------
Total minimum payments required.............................  $39,093
                                                              =======

     Rent expense was $4.1 million, $1.7 million, $1.1 million (net of subrental income of $144,000 and $264,000 in 2001 and 2000) for the years ended December 31, 2002, 2001 and 2000, respectively. The subrental agreement expired on June 30, 2001.

10.  NET CAPITAL REQUIREMENT

     LEVCO Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 ("Rule"), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2002 and 2001, LEVCO Securities was in compliance with this Rule.

11.  EMPLOYEE BENEFIT PLANS

     Levco has adopted a Section 401(k) plan. All employees with three months or more of service are eligible to participate in the plan. Eligible participants may contribute up to 15% of their earnings, subject to statutory limitations. Levco may match employee contributions that have a minimum of six months service, up to 100%, subject to statutory limitations. Included in employee compensation and benefits was $808,000, $492,000 and $446,000 of the employee match contributions for the years ended December 31, 2002, 2001 and 2000, respectively.

     As of January 1, 2000, the Company froze its target Benefit Plan (the "Benefit Plan"), which covered all employees who reached the age of 20.5 and had completed nine months of service to the Company. Contributions were made by the Company based on the employee's age and compensation. As of Decem-

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES ber 31, 1999, the Benefit Plan was fully funded and the Company has no further liability. In December 2002, the Company received the letter of determination to liquidate the Benefit Plan. The assets of the Benefit Plan were distributed in February 2003.

12.  STOCK-BASED COMPENSATION PLANS

     In December 1998, the shareholders of BKF approved an Incentive Compensation Plan ("Compensation Plan") that allows the Company to pay officers and employees part of their compensation in restricted stock units ("RSU") and other forms of equity-based compensation, including stock options. At December 31, 2002, the awards authorized and available for future grants under the Compensation Plan were 2,600,000 and 524,237, respectively. All awards are issued at the discretion of BKF's Compensation Committee.

  A.  RESTRICTED STOCK UNITS

     RSU activity for the years ended December 31, 2000, 2001 and 2002 is summarized below:

                                                                 RSU
                                                              ---------
Outstanding at:
December 31, 2000...........................................    713,527
  Granted and vested........................................     16,000
  Delivered.................................................    (18,813)
                                                              ---------
December 31, 2001...........................................    710,714
  Granted and vested........................................    651,980
  Delivered.................................................    (13,813)
  Forfeited.................................................     (2,334)
                                                              ---------
December 31, 2002...........................................  1,346,547
                                                              =========

     During 2001, the Company issued 16,000 RSU to employees and Directors of the Company which vested on the dates of grant and, pursuant to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," were expensed or capitalized as prepaid Directors fees, as appropriate, on the dates of grant based on the value of the RSU on such date. Compensation expense and Directors fees expense related to the RSU for the year ended December 31, 2001 were approximately $166,000 and $56,000, respectively. Additionally, for the year ended December 31, 2002, there was $170,000 in Directors fees expensed relating to the 2001 RSU grant. See Note 13 -- Non-Cash Transactions.

     During 2002, the Company issued 651,980 RSU (of which 2,334 were forfeited in 2002) to employees of the Company; 165,878 of the awards (net of forfeitures) vest through January 2005, 33,000 vest through February 2005 and the remaining 450,768 vest through December 2005. All of the awards are expensed on a straight-line method over the vesting period. The expected annual expense (subject to future forfeitures) related to the 2002 RSU grant in 2003, 2004 and 2005 is $4.5 million, $4.5 million and $2.8 million, respectively.

     Employee compensation expense related to the RSU for the years ended December 31, 2002, 2001 and 2000 was approximately $1.9 million, $557,000 and $12.3 million, respectively. See Note 13 -- Non-Cash Transactions.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

  B.  NON-QUALIFIED STOCK OPTIONS

     Stock option activity for the years ended December 31, 2001 and 2002 is summarized below:

                                                             SHARES UNDER   WEIGHTED-AVG.
                                                                OPTION      EXERCISE PRICE
                                                             ------------   --------------
Outstanding at:
December 31, 2000..........................................    386,455          $13.57
  Granted..................................................    335,308           28.27
  Exercised................................................    (88,792)          13.29
                                                               -------          ------
December 31, 2001..........................................    632,971          $21.40
  Granted..................................................         --              --
  Exercised................................................    (40,975)          13.03
  Forfeited................................................     (2,000)          28.27
                                                               -------          ------
December 31, 2002..........................................    589,996          $21.95
                                                               =======          ======

     Stock options outstanding and exercisable at December 31, 2002 are as follows:

                                                                                WEIGHTED-AVG.
                                               SHARES UNDER   WEIGHTED-AVG.       REMAINING
                                                  OPTION      EXERCISE PRICE   CONTRACTUAL LIFE
                                               ------------   --------------   ----------------
Outstanding..................................    191,640          $13.03             7.06
                                                  65,048           15.88             7.51
                                                 333,308           28.27             8.95
                                                 -------          ------             ----
                                                 589,996          $21.95             8.18
                                                 =======          ======             ====
Exercisable..................................    343,398          $18.30             7.72
                                                 =======          ======             ====

     During 2001, the Company granted 335,308 non-qualified stock options to employees with an exercise price of $28.27. These options have a ten-year life, vest over a three-year period and become exercisable upon vesting. See Note
16 -- Subsequent Events.

  C.  DEFERRED COMPENSATION PLAN

     On April 18, 2000, the Company adopted a Long Term Deferred Compensation Plan to provide a competitive long-term incentive for key officers and employees. RSU vesting in a given year are eligible to be deferred into this plan. As of December 31, 2002, 35,416 of vested RSU were deferred pursuant to the plan.

13.  NON-CASH TRANSACTIONS

     In 2000, the Company financed a portion of its Directors and Officers/Errors and Omissions insurance policy (premium of $910,000).

     The Company issued 13,813 shares of common stock in lieu of cash compensation aggregating $180,000 in each of the years ended December 31, 2001 and 2000. In 2001, 5,435 of such shares were withheld to cover required withholding taxes.

     In 2001, the Company withheld 8,971 shares of common stock in connection with the delivery of 18,813 RSU for required withholding taxes.

     During 2001, the Company granted 14,000 RSU to non-employee directors of the Company with a value of $337,000. Of this amount $166,000 has been used to reduce cash payments for Board of Directors and

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

Committee meetings. In addition, 2,000 RSU were granted to an employee with a value of $56,000. This amount was expensed in 2001.

     In 2002, the Company withheld 5,298 shares of common stock in connection with the delivery of 13,813 RSU for required withholding taxes.

     During 2002, the Company used $170,000 of the 2001 RSU grant to non-employee directors to reduce payments for Board of Directors and Committee meetings. In addition, 651,980 RSU (of which 2,334 were forfeited in 2002) were granted to employees with a value aggregating $13.9 million. Of this amount, $1.9 million was expensed in 2002.

14.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following (dollar amounts in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                                             PRO FORMA
                                                            2002     2001      2000
                                                           ------   ------   ---------
Current:
  Federal................................................  $3,081   $6,610    $ 3,322
  State and local........................................   1,404    1,615      2,423
                                                           ------   ------    -------
Total current............................................   4,485    8,225      5,745
                                                           ------   ------    -------
Deferred:
  Federal................................................    (446)    (642)    (4,667)
  State and local........................................    (347)     265     (1,743)
                                                           ------   ------    -------
Total deferred...........................................    (793)    (377)    (6,410)
                                                           ------   ------    -------
Total provision (benefit)................................  $3,692   $7,848    $  (665)
                                                           ======   ======    =======

     Deferred tax assets arise from the future tax benefit on deferred and non-cash compensation, unrealized losses on investment, depreciation and utilization of capital losses. Deferred tax liabilities arise from deferred revenues, unrealized gains on investments, and state and local taxes.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
Deferred tax assets:
  Compensation..............................................  $ 8,170    $ 6,575
  Capital loss..............................................       --        217
  Depreciation..............................................      106         78
  Unrealized loss on investments............................      131         --
                                                              -------    -------
Gross deferred tax asset....................................    8,407      6,870
                                                              -------    -------
Deferred tax liabilities:
  Deferred state income taxes...............................   (1,052)      (702)
  Deferred revenues.........................................   (1,673)      (941)
  Unrealized gains on investments...........................       --       (338)
                                                              -------    -------
Gross deferred tax liability................................   (2,725)    (1,981)
                                                              -------    -------
Net deferred tax asset......................................  $ 5,682    $ 4,889
                                                              =======    =======

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

     A reconciliation of income tax expense (benefit) with expected federal income tax expense computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                                                 PRO
                                                                                FORMA
                                                             2002     2001      2000
                                                            ------   ------   ---------
Expected income tax expense...............................  $  436   $3,270    $   494
Increase in income resulting from:
  State and local taxes, net..............................     687    1,222        442
  Non-deductible amortization.............................   2,453    3,325      2,661
  Officers life insurance.................................     128      129         --
  Other...................................................      --       --         --
Decrease in income tax resulting from:
  Effect of capital loss recognition(1)...................      --       --     (4,262)
  Other...................................................     (12)     (98)        --
                                                            ------   ------    -------
Income tax expense (benefit)..............................  $3,692   $7,848    $  (665)
                                                            ======   ======    =======

---------------

(1) Primarily, the effect of the recognition of a capital loss related to certain private portfolio investments held by BKF when it operated as an investment company.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     An income tax benefit of approximately $317,000 relating to the Compensation Plan was allocated to additional paid-in capital in 2002.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the selected quarterly financial data (dollar amounts in thousands, except per share data):

2002                           Q1           Q2           Q3           Q4         TOTAL
----                       ----------   ----------   ----------   ----------   ----------
Revenues.................  $   21,133   $   22,735   $   27,482   $   18,081   $   89,431
Operating income
  (loss).................         378          100        1,514       (1,655)         337
Net income (loss)........  $     (415)  $     (995)  $      166   $   (1,203)  $   (2,447)
Earnings (loss) per
  share:
  Basic..................  $    (0.06)  $    (0.15)  $     0.03   $    (0.18)  $    (0.37)
  Diluted................  $    (0.06)  $    (0.15)  $     0.02   $    (0.18)  $    (0.37)
Weighted average shares
  outstanding
  Basic..................   6,612,365    6,618,371    6,632,519    6,624,313    6,624,313
                           ==========   ==========   ==========   ==========   ==========
  Diluted................   6,612,365    6,618,731    7,453,040    6,624,313    6,624,313
                           ==========   ==========   ==========   ==========   ==========
Common stock price per
  share:
  High...................  $    30.29   $    32.36   $    28.85   $    20.83
  Low....................  $    26.51   $    27.90   $    20.80   $    17.35
  Close..................  $    29.85   $    28.50   $    21.08   $    17.65

2001                           Q1           Q2           Q3           Q4         TOTAL
----                       ----------   ----------   ----------   ----------   ----------
Revenues.................  $   24,134   $   22,964   $   22,160   $   22,130   $   91,388
Operating income.........       1,847        1,378        1,244        1,926        6,395
Net income (loss)........  $     (158)  $      715   $      359   $      580   $    1,496
Earnings (loss) per
  share:
  Basic..................  $    (0.02)  $     0.11   $     0.05   $     0.09   $     0.23
  Diluted................  $    (0.02)  $     0.10   $     0.05   $     0.08   $     0.20
Weighted average shares
  outstanding
  Basic..................   6,518,665    6,532,320    6,565,523    6,546,077    6,546,077
                           ==========   ==========   ==========   ==========   ==========
  Diluted................   6,518,665    7,358,347    7,391,899    7,364,333    7,364,333
                           ==========   ==========   ==========   ==========   ==========
Common stock price per
  share:
  High...................  $    24.15   $    33.20   $    32.54   $    30.95
  Low....................  $    18.06   $    20.75   $    23.97   $    24.00
  Close..................  $    21.00   $    33.20   $    27.00   $    28.70

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

16.  SUBSEQUENT EVENTS

     On December 11, 2002 the Company issued a tender offer to exchange 333,308 outstanding options for RSU, on a three for one exchange basis. As of January 10, 2003 the tender offer was complete, with a total of 111,105 RSU being granted in exchange for the options tendered. The RSU will vest in two annual installments with fifty percent (50%) vesting on December 31, 2003 and fifty percent (50%) vesting on December 31, 2004. The company will recognize $2.0 million of compensation expense related to the RSU over the two-year vesting period.

17.  MARCH 2003 RSU GRANT (UNAUDITED)

     In March 2003, the Company granted 10,500 RSU to non-employee directors of the Company with a value of approximately $192,000. This amount will be used to reduce cash payments for Board of Directors and Committee meetings.

     In addition, certain executive officers of the Company, who are subject to performance based criteria with regard to their 2002 compensation, and several employees were granted 347,365 RSU as of March 2003.

     After giving effect for the tender offer, Director RSU grants, and the March 2003 RSU grant the Company has approximately 390,000 shares available for future grants under the Incentive Compensation plan.