Form 10-Q
period 2003-03-31
BKF CAPITAL GROUP INC
filed 2003-05-15
CIK 9235

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     As of April 30, 2003, 6,646,602 shares of the registrant's common stock, $1.00 par value, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
ASSETS
Cash and cash equivalents...................................    $ 36,098      $ 39,100
Investment advisory and incentive fees receivable...........      16,212        24,177
Investments in securities, at value (cost $1,304)...........       1,022         1,047
Prepaid expenses and other assets...........................       2,525         2,008
Investments in affiliated partnerships......................      14,334        26,148
Fixed assets (net of accumulated depreciation of $3,663 and
  $3,747, respectively).....................................       4,466         3,689
Deferred tax asset..........................................       6,072         5,682
Goodwill (net of accumulated amortization of $8,566)........      14,796        14,796
Investment advisory contracts (net of accumulated
  amortization of $47,310 and $45,558, respectively)........      22,779        24,531
                                                                --------      --------
     Total assets...........................................    $118,304      $141,178
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $  3,073      $  5,087
Accrued bonuses.............................................      10,322        31,509
Accrued incentive compensation..............................       3,755         2,312
Income taxes payable........................................         644           532
                                                                --------      --------
     Total liabilities......................................      17,794        39,440
                                                                --------      --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and outstanding -- 6,644,112 and 6,641,738 shares,
  respectively..............................................       6,644         6,642
Additional paid-in capital..................................      64,721        64,662
Retained earnings...........................................      29,145        30,434
                                                                --------      --------
     Total stockholders' equity.............................     100,510       101,738
                                                                --------      --------
Total liabilities and stockholders' equity..................    $118,304      $141,178
                                                                ========      ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
REVENUES:
Investment advisory fees....................................  $   13,847   $   16,956
Incentive fees and allocations..............................       6,866        3,397
Commission income -- net....................................         493          780
                                                              ----------   ----------
     Total revenues.........................................      21,206       21,133
                                                              ----------   ----------
EXPENSES:
Employee compensation and benefits..........................      15,972       14,483
Occupancy & equipment rental................................       1,644        1,421
Other operating expenses....................................       3,033        3,099
Amortization of intangibles.................................       1,752        1,752
                                                              ----------   ----------
     Total expenses.........................................      22,401       20,755
                                                              ----------   ----------
Operating income (loss).....................................      (1,195)         378
Other income (expense):
Net realized and unrealized gain on investments.............         213          104
Interest and dividend income................................          84          155
Interest expense............................................          --           (3)
                                                              ----------   ----------
Income (loss) before taxes..................................        (898)         634
                                                              ----------   ----------
Income tax expense..........................................         391        1,049
                                                              ----------   ----------
NET (LOSS)..................................................  $   (1,289)  $     (415)
                                                              ==========   ==========
Earnings (loss) per share:
Basic and Diluted...........................................  $    (0.19)  $    (0.06)
                                                              ==========   ==========
Weighted average shares outstanding
  Basic and Diluted.........................................   6,643,918    6,612,365
                                                              ==========   ==========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2003       2002
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)..................................................  $(1,289)  $   (415)
Adjustments to reconcile net (loss) to net cash (used in)
  operations:
  Depreciation and amortization.............................    2,071      1,997
  Compensation expense for vesting of restricted stock
     units..................................................    1,524        267
  Tax benefit related to employee compensation plans........        7        146
  Unrealized (gain) loss on investments in securities.......       25        (90)
  Changes in operating assets and liabilities:
     Decrease in investment advisory and incentive fees
      receivable............................................    7,965     11,682
     (Increase) in prepaid expenses and other assets........     (517)      (470)
     Decrease in investments in affiliated investment
      partnerships..........................................   11,814      6,989
     Decrease in investments in securities..................       --      1,069
     (Increase) in deferred tax asset.......................     (390)      (322)
     (Decrease) in accrued expenses.........................   (2,014)    (1,742)
     (Decrease) in accrued bonuses..........................  (21,187)   (28,495)
     Increase (decrease) in income taxes payable............      112       (418)
                                                              -------   --------
Net cash (used in) operating activities.....................   (1,879)    (9,802)
                                                              -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................   (1,096)      (458)
                                                              -------   --------
Net cash (used in) investing activities.....................   (1,096)      (458)
                                                              -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................       --        (94)
Issuance of common stock....................................      (27)       151
                                                              -------   --------
Net cash provided by (used in) financing activities.........      (27)        57
                                                              -------   --------
Net (decrease) in cash and cash equivalents.................   (3,002)   (10,203)
Cash and cash equivalents at the beginning of the period....   39,100     41,827
                                                              -------   --------
Cash and cash equivalents at the end of the period..........  $36,098   $ 31,624
                                                              =======   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $    --   $      3
                                                              =======   ========
Cash paid for taxes.........................................  $ 1,097   $  1,506
                                                              =======   ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated interim financial statements of BKF Capital Group, Inc. (formerly Baker, Fentress & Company, hereto referred to as "BKF" or the "Company") and its subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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

     The Consolidated Financial Statements of Levco include its wholly-owned subsidiary, John A. Levin & Co., Inc. ("JALCO"), and JALCO's two wholly-owned subsidiaries, Levco GP Inc. ("Levco GP") and LEVCO Securities, Inc. ("LEVCO Securities"). All intercompany transactions have been eliminated in consolidation.

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

  REVENUE RECOGNITION

     Generally, investment advisory fees are billed quarterly, in arrears, and are based upon a percentage of the market value of each account at the end of the quarter. Wrap account fees are billed quarterly based upon a percentage of the market value of each account as of the previous quarter end. Incentive fees, general partner incentive allocations earned from affiliated investment partnerships, and incentive fees from other accounts are accrued on a quarterly basis and are billed quarterly or at the end of their respective contract year, as applicable. Such accruals may be reversed as the result of subsequent investment performance prior to the conclusion of the applicable contract year.

     Commissions earned on securities transactions executed by LEVCO Securities and related expenses are recorded on a trade-date basis.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  COMPREHENSIVE INCOME

     The Company has not presented consolidated statements of comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income," because it does not have any items of "other comprehensive income".

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Levco GP serves as the managing general partner for several affiliated investment partnerships ("AIP"), which primarily engage in the trading of publicly traded equity securities, in the case of one partnership, distressed corporate debt, or other non affiliated alternative investment funds (i.e., fund of funds) which in turn invest primarily in publicly traded securities. The financial condition and results of operations of the AIP are not included in the Company's consolidated statements of financial condition with the exception of Levco GP's equity ownership. The limited partners of the AIP have the right to redeem their partnership interests at least quarterly. Additionally, the unaffiliated limited partners of the AIP may terminate Levco GP as the general partner of the AIP at any time. Levco GP does not maintain control over the AIP, has not guaranteed any of the AIP obligations, nor does it have any contractual commitments associated with them. Investments in AIP held through Levco GP, are recorded based upon the equity method of accounting. This investment amount equals the sum total of Levco GP's capital accounts, including incentive allocations, in the AIP. Each AIP values their underlying investments in accordance with policies as described in each of their audited financial statements and underlying offering memoranda. It is the Company's general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. Levco GP has general partner liability with respect to its interest in each of the AIP and has no assets in the AIP other than its interest in these partnerships.

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

  INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts (which have been fully amortized) in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill will no longer be amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist in accordance with SFAS No. 142. Other intangible assets with finite lives will continue to be amortized over their useful lives.

  EARNINGS PER SHARE

     Basic (loss) per share is calculated by dividing net (loss) by the weighted average number of common shares outstanding during the period. Diluted (loss) per share is computed by dividing net (loss) by the total of the weighted average number of shares of common stock outstanding and common stock equivalents. Diluted (loss) per share is computed using the treasury stock method.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The following table sets forth the computation of basic and diluted (loss) per share (in thousands, except per share data).

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Net (loss)..................................................  $   (1,289)  $     (415)
                                                              ==========   ==========
Basic weighted-average shares outstanding...................   6,643,918    6,612,365
  Dilutive potential shares from stock options and
     restricted stock units ("RSU").........................          --           --
                                                              ----------   ----------
Diluted weighted-average shares outstanding.................   6,643,918    6,612,365
                                                              ==========   ==========
Basic and diluted (loss) per share:.........................  $    (0.19)  $    (0.06)
                                                              ==========   ==========

     In calculating diluted (loss) per share for the three months ended March 31, 2003 and 2002, common stock equivalents of 2,068,311 and 1,490,922, respectively, were excluded due to their anti-dilutive effect on the calculations.

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

     In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation. The Company has elected to apply the disclosure provisions of SFAS No. 123. See note 6 for 2003 RSU activity.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
Net (loss), as reported.....................................  $(1,289)   $ (415)
Add: Stock-based employee compensation expense included in
  reported net (loss), net of related tax effects...........      833       142
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for all
  awards, net of related tax effects........................     (874)     (344)
                                                              -------    ------
Pro forma net (loss)........................................  $(1,330)   $ (617)
                                                              =======    ======
Earnings per share:
  Basic -- as reported......................................  $ (0.19)   $(0.06)
                                                              =======    ======
  Basic -- pro forma........................................  $ (0.20)   $(0.09)
                                                              =======    ======
  Diluted -- as reported....................................  $ (0.19)   $(0.06)
                                                              =======    ======
  Diluted -- pro forma......................................  $ (0.20)   $(0.09)
                                                              =======    ======

  RECENT ACCOUNTING DEVELOPMENTS

  Consolidation

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIE"). The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity ("variable interests"). FIN 46 generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that is the primary beneficiary.

     An entity is classified as a VIE if total equity is not sufficient to (a) permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity's activities through voting rights, (b) absorb the expected losses of the entity if they occur or (c) receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE's expected losses or has the right to receive a majority of the VIE's expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities.

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

     Management has not completed its assessment of this interpretation's impact on its consolidated financial statements, but does not believe that the Company is the primary beneficiary of any VIEs. However, once

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

management completes its assessment, if it is determined that the Company is the primary beneficiary of these VIEs, the Company will be required to consolidate the assets, liabilities, and results of operations, with minority interest recorded for the ownership share applicable to other investors, of the entities upon the adoption of FIN 46, and such presentation would have a significant impact on the Company's consolidated financial statements. However, such treatment would not change the results of operations.

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

3.  INVESTMENT ADVISORY AND INCENTIVE FEES RECEIVABLE

     Included in investment advisory and incentive fees receivable are approximately $4.5 million and $2.9 million of accrued incentive fees as of March 31, 2003 and December 31, 2002, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

     Summary financial information, including the Company's carrying value and income from the AIP is as follows (dollar amounts in thousands):

                                                               MARCH 31,
                                                                 2003
                                                               ---------
Total AIP assets............................................   $ 853,171
Total AIP liabilities.......................................    (207,284)
Total AIP equity balance....................................     645,887
AIP net earnings............................................       6,839
Company's carrying value (including incentive
  allocations)..............................................      14,334
Company's income on invested capital (excluding accrued
  incentive fees)...........................................         210

     Included in investments in AIP at March 31, 2003 are accrued but unearned incentive allocations approximating $1.9 million and $7.5 million of earned incentive allocations at December 31, 2002.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $1.5 million and $0.8 million payable directly to employee owned and controlled entities ("Employee Entities") for the three months ended March 31, 2003 and 2002, respectively. These amounts are included in the Company's carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $1.5 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively. These amounts are included in the Consolidated Statement of Operations.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The Company accrued investment advisory fees and incentive allocations/fees from affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $11.0 million and $5.5 million for the three months ended March 31, 2003, and 2002, respectively.

     Included in investment advisory and incentive fees receivable at March 31, 2003 and December 31, 2002 are $2.1 million and $2.7 million, respectively, of advisory fees from AIP and sponsored offshore vehicles. Also included in investment advisory and incentive fees receivable are $6.8 million and $13.1 million of incentive fees from sponsored offshore investment vehicles (similar to several domestic AIP) at March 31, 2003 and December 31, 2002, respectively.

5.  INCOME TAXES

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

     Deferred tax assets arise from the future tax benefit on deferred and non-cash compensation, unrealized losses on investments, depreciation and utilization of capital losses. Deferred tax liabilities arise from deferred revenues, unrealized gains on investments, and state and local taxes.

6.  NON-CASH TRANSACTIONS (INCLUDING RESTRICTED STOCK UNITS ("RSU") ACTIVITY)

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

     In January 2003, the Company granted 10,500 RSU to non-employee directors of the Company with a value of approximately $192,000. This amount will be used to reduce cash payments for Board of Directors and Committee meetings.

     In addition, certain executive officers of the Company, who are subject to performance based criteria with regard to their 2002 compensation, and several employees were granted 347,365 RSU as of March 2003 with a value of approximately $5.7 million.

     After giving effect for the tender offer, director RSU grants, and the March 2003 RSU grant the Company has approximately 390,000 shares available for future grants under the Incentive Compensation plan.

     In January 2002, the Company granted a total of $168,213 RSU to employees with a value of approximately $4.7 million.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BKF Capital Group, Inc. ("BKF") operates entirely through John A. Levin & Co., Inc., an investment adviser registered with the U.S. Securities and Exchange Commission. The investment adviser is a wholly owned subsidiary of Levin Management Co., Inc., which in turn is a wholly owned subsidiary of BKF. Levin Management Co., Inc. and its subsidiaries are referred to collectively as "Levco." Levco specializes in managing equity portfolios for institutional and individual investors. Most accounts are managed pursuant to value equity strategies; Levco also offers a range of alternative investment products as well as other more specialized investment programs. Most clients are based in the United States, though a significant portion of investors in the alternative investment products are located outside the United States.

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

     At March 31, 2003, assets under management were $10.65 billion, down from $14.93 billion a year earlier. Following is a comparison of assets under management (in millions) as defined by product and client type:

                                MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                  2003          2002           2002          2002       2002
                                ---------   ------------   -------------   --------   ---------
VALUE EQUITY ACCOUNTS:
Institutional.................   $ 2,372      $ 2,562         $ 2,526      $ 3,063     $ 3,823
Sub-Advisory..................     1,771        1,861           1,730        2,049       2,315
Non-institutional.............     1,385        1,489           1,464        1,819       2,069
Wrap..........................     2,537        2,982           2,955        3,943       4,703
ALTERNATIVE STRATEGIES:
Event Driven..................     1,979        1,849           1,756        1,677       1,628
Short-Biased..................       452          452             443          359         301
Other Private Investment
  Funds.......................       150           90              95          107          94
                                 -------      -------         -------      -------     -------
TOTAL.........................   $10,646      $11,285         $10,969      $13,017     $14,933
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

  A DECLINE IN THE PERFORMANCE OF THE SECURITIES MARKETS COULD HAVE AN ADVERSE EFFECT ON LEVCO'S REVENUES

     Levco's operations are affected by many economic factors, including the performance of the securities markets. Declines in the securities markets, in general, and the equity markets, in particular, would likely reduce Levco's assets under management and consequently reduce its revenues. In addition, any continuing decline in the equity markets, failure of these markets to sustain their prior rates of growth, or continued volatility in these markets could result in investors' withdrawing from the equity markets or decreasing their rate of investment, either of which would likely adversely affect Levco. Levco's rates of growth in assets under management and revenues have varied from year to year, and there can be no assurance that the growth rates sustained in the past will continue. Levco is generally a "value" manager, and a general decline in the performance of "value" securities could have an adverse effect on Levco's revenues. After April 2000, the equity markets suffered their longest and most significant decline since the 1973-1974 period.

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

  ADVERSE DEVELOPMENTS WITH REGARD TO SIGNIFICANT CUSTOMERS OR RELATIONSHIPS COULD ADVERSELY AFFECT LEVCO'S REVENUES

     As of March 31, 2003, Levco had approximately 300 customers (counting as single customers each wrap fee program and related family and institutional accounts and excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies), of which the ten largest customers generated approximately $4.67 million of revenues for Levco in the first quarter of 2003 (including incentive fees), or approximately 22% of BKF's total revenues.

     The five largest customers (excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies) accounted for approximately 44% of all asset-based investment advisory fees earned in the first quarter of 2003. The loss of any of these customers could have an adverse effect on BKF's revenues.

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

     Cancellation of Investment Management Agreements. It is expected that Levco will derive almost all of its revenue from investment management agreements. For investment companies, a majority of the disinterested members of each fund's board must approve these agreements at least annually and the agreements are terminable without penalty on 60 days' notice. The agreements with Levco's separately-managed account clients generally are subject to termination by the client without penalty and with little or no notice. Any failure to renew, or termination of, a significant number of these agreements could have an adverse effect on Levco.

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

  GOVERNMENT REGULATIONS MAY ADVERSELY AFFECT LEVCO'S BUSINESS

     Virtually all aspects of Levco's business are subject to various federal and state laws and regulations. Levco is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational and disclosure obligations. John A. Levin & Co. is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and Levco GP, Inc. is registered with that agency as a commodity pool operator. John A. Levin & Co. and Levco GP are members of the National Futures Association. LEVCO Securities, Inc. is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board. In addition, Levco is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a "fiduciary" with respect to certain clients.

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

  TERRORIST ATTACKS COULD ADVERSELY AFFECT OUR COMPANY

     Terrorist attacks, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on New York City, the local economy, the United States economy, the global economy, and global financial markets. It is possible that the above factors could have a material adverse effect on our business, especially given the fact that all operations are conducted from a single location in New York City and BKF has incurred lease obligations with regard to this location through September 2011. BKF does have a business continuity facility in Stamford, Connecticut encompassing approximately 5,000 square feet.

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

  THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

  Revenues

     Total revenues for the first quarter of 2003 were $21.21 million, reflecting an increase of 0.3% from $21.13 million in revenues in the same period in 2002. This increase was attributable to a 102.1% increase in incentive fees and general partner incentive allocations to $6.87 million in the first quarter of 2003 from $3.40 million in the same period in 2002. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. The increase in incentive fees and general partner incentive allocations was primarily attributable to an increase in the performance and assets under management of certain accounts following event-driven investment strategies, which was partially offset by the reversal of an accrual made in 2002 with regard to an investment vehicle following a short-biased strategy. The increase in incentive fees and general partner incentive allocations was mostly offset by an 18.3% decrease in asset-based investment advisory fees to $13.85 million in the first quarter of 2003 from $16.96 million in the same period in 2002. This decrease in asset-based advisory fees is primarily attributable to the decrease in assets managed (as the result of withdrawals and asset depreciation) for value equity accounts.

     Management believes that with regard to the value equity strategies, their underperformance relative to their benchmarks in 2002 may adversely affect BKF's ability to retain existing accounts and attract new accounts in 2003 with respect to its value equity products. In the first quarter of 2003, a leadership change was made with regard to the management of the value equity products. In April 2003, Levco was notified that it would no longer be able to participate in a wrap fee program following June 20, 2003, though clients could choose to retain Levco following such date in a different program offered by the sponsor. As of March 31, 2003, assets under management in such wrap fee program were approximately $222 million, and Levco managed an additional $193 million in accounts related to the same sponsor.

     Net commission income generated by the broker-dealer business declined 36.8% to $493,000 in the first quarter of 2003 from $780,000 in the first quarter of 2002, primarily as the result of a decrease in the number of accounts at the broker-dealer and a decrease in commission rates.

  Expenses

     Total expenses for the first quarter of 2003 were $22.40 million, reflecting an increase of 7.9% from $20.76 million in expenses in the same period in 2002. Total expenses excluding amortization of finite life intangibles were $20.65 million in the first quarter of 2003, reflecting an increase of 8.7% from $19.00 million for the first quarter of 2002.

     Compensation expense was $15.97 million, reflecting an increase of 10.3% from $14.48 million in the first quarter of 2002. This increase in compensation expense is primarily attributable to restricted stock units granted in 2002 and 2003 (including restricted stock units granted in exchange for options -- See "Part II, Item 2 -- Changes in Securities and Use of Proceeds"), an increase in the percentage of revenues attributable to alternative investment strategies, and the expansion of the investment teams involved in managing alternative investment strategies. Compensation with regard to alternative investment products is determined on a different basis than compensation with regard to value equity products. Compensation expense accruals were made in accordance with compensation guidelines most recently approved by the board of directors in 2001, but in view of current market and business conditions, it is anticipated that such compensation guidelines will be reviewed. Such review could result in changes in the manner in which bonus compensation is determined in 2003.

     Occupancy and equipment rental was $1.64 million in the first quarter of 2003, reflecting a 15.7% increase from $1.42 million in the same period in 2002. This increase is attributable to (i) escalations in the lease for the facilities at One Rockefeller Plaza, (ii) real estate tax increases, and (iii) the lease for a business continuity facility in Stamford, Connecticut that commenced in September 2002. In light of current conditions, BKF is currently seeking to relieve itself of its obligations with respect to a portion of its facilities at One Rockefeller Plaza. This may result in a significant loss based on the difference between current rental obligations and current market rates.

     Other operating expenses were $3.03 million in the first quarter of 2003, reflecting a 2.1% decrease from $3.10 million in the same period in 2002. The decrease was primarily attributable to decreases in technology and other consulting fees and telecommunications and portfolio management software expense (which decreases as the number of wrap accounts decrease). These decreases were offset by increases in professional fees relating to third party marketers and increased insurance premiums.

  Operating Income/Loss

     Operating loss for the first quarter of 2003 was $1.20 million, as compared to operating income of $378,000 in the same period in 2002, as the increase in expenses exceeded the slight increase in revenues. Operating income excluding the amortization of finite life intangibles was $557,000 in the first quarter of 2003, reflecting a decrease of 73.8% from $2.13 million in the same period in 2002.

  Gain (Loss) on Investments

     In the first quarter of 2003, BKF had a net realized and unrealized gain on investments of $213,000 primarily derived from its seed capital investments in a range of long only and alternative investment strategies. BKF had a net realized and unrealized gain on investments of $104,000 in the first quarter of 2002.

  Interest and Dividend Income

     Interest and dividend income in the first quarter of 2003 was $84,000, reflecting a 45.8% decrease from $155,000 in the same period in 2002. This decrease is primarily attributable to a decrease in interest rates.

  Income Taxes

     Total income tax expense was $391,000 in the first quarter of 2003, reflecting a decrease of 62.7% from $1.05 million for the same period in 2002. This decrease primarily reflects the decrease in income before taxes

(as determined without a deduction for the amortization of intangibles). An effective tax rate of 45.8% (before amortization) was used to make the determination with respect to the provision for taxes at March 31, 2003, while an effective tax rate of 43.9% (before amortization) was used to calculate the provision for taxes at March 31, 2002. The differential in tax rates is primarily due to differences in state allocations.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of March 31, 2003 consist primarily of cash, short term investments and investment advisory and incentive fees receivable. While BKF's daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF's business plan, and such seed capital investments may require substantial financial resources. Due to its relatively small size, BKF may consider a number of options to obtain such seed capital. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At March 31, 2003, BKF had cash and cash equivalents of $36.10 million, compared to $39.10 million at December 31, 2002. This decrease primarily reflects the payment of cash bonuses in 2003 which were accrued in 2002, which payment was partially offset by the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships. The decrease in investment advisory and incentive fees receivable from $24.18 million at December 31, 2002 to $16.21 million at March 31, 2003 primarily reflects the receipt of incentive fees earned in 2002. The decrease in investments in affiliated investment partnerships from $26.15 million at December 31, 2002 to $14.33 million at March 31, 2003 primarily reflects (i) the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2002, which was partially offset by the accrual of incentive allocations for the three month period ended March 31, 2003, and (ii) the termination of two alternative investment vehicles in the first quarter of 2003. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.

     Accrued expenses were $3.07 million at March 31, 2003, as compared to $5.09 million at December 31, 2002. Such expenses were comprised primarily of accruals for third party marketing fees. Such fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. Expenses accrued during the first quarter were offset primarily by the payment of accrued third party marketing fees.

     Accrued bonuses were $10.32 million at March 31, 2003, as compared to $31.51 million at December 31, 2002, reflecting the payment of 2002 bonuses and the accrual for 2003 bonuses.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. Except for its lease commitments, which are discussed in Note 9 in the Notes to Consolidated Financial Statements in BKF's Annual Report on Form 10-K for the year ended December 31, 2002, BKF has no material commitments for capital expenditures. BKF does anticipate incurring costs in connection with improving its facilities currently under lease, which costs will be amortized over the life of the lease.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues of the current quarter or the following quarter (with regard to wrap program accounts). Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven and short-biased strategies could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. Because BKF is primarily in the asset management business and manages equity portfolios, changes in interest rates, foreign currency exchange rates, commodity prices or other market rates or prices impact BKF only to the extent they are reflected in the equity markets.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

     As of May 13, 2003, an evaluation was performed under the supervision and with the participation of BKF's management, including the CEO and CFO, of the effectiveness of the design and operation of BKF's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, BKF's management, including the CEO and CFO, concluded that BKF's disclosure controls and procedures were effective as of May 13, 2003. There have been no significant changes in BKF's internal controls or in other factors that could significantly affect internal controls since May 13, 2003.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 11, 2002, the Company made an offer (the "Offer") to allow certain employees of the Company to exchange options to purchase shares of common stock, par value $1.00 per share of the Company (the "Common Stock"), in exchange for shares of deferred stock of the Company ("restricted stock units"), upon the terms and subject to the conditions set forth in the Offer to Purchase, dated December 11, 2002 (the "Offer to Purchase").

     The Offer expired at 11:59 p.m., Eastern Standard Time, on January 10, 2003. On that date, the Company accepted for exchange options to purchase 333,308 shares of Common Stock, representing 100% of the options that were eligible to be tendered in the Offer. Pursuant to the terms of the Offer, the Company granted 111,105 restricted stock units in exchange for the tendered options. No underwriters were involved in the Offer.

     The restricted stock units are evidenced by Deferred Stock Award Agreements between the holders and the Company and are subject to the BKF Capital Group, Inc. 1998 Incentive Compensation Plan. Each restricted stock unit represents the right to obtain one share of Common Stock.

     So long as holders of restricted stock units remain employed with Company, the restricted stock units will vest as follows: (a) 50% will vest on December 31, 2003, and (b) 50% will vest on December 31, 2004. Vesting will be accelerated upon (a) the holder's death, (b) the holder's termination due to "Disability" (as defined in the Deferred Stock Award Agreement), or (c) a Change in Control (as defined in the Deferred Stock Award Agreement). Vesting will also be accelerated upon the holder's termination without "Cause" (as defined in the Deferred Stock Award Agreement).

     Shares of Common Stock underlying the restricted stock units will be deliverable at the earliest of (a) a Change in Control (as defined in the Deferred Stock Award Agreement) (b) the holder's termination due to Disability (as defined in the Deferred Stock Award Agreement), (c) the holder's death, (d) December 31, 2004, and (e) any earlier date determined by the Company's Compensation Committee. Pursuant to the BKF Capital Group, Inc., Deferred Compensation Plan, recipients of restricted stock units have the option to defer the scheduled delivery of shares of Common stock underlying restricted stock units.

     Unless the Company's Compensation Committee determines otherwise, any unvested restricted stock units and any Common Stock underlying restricted stock units that have vested, will be forfeited if, prior to the delivery date, (a) the holder engages in conduct specified in Section 4(b) of the Deferred Stock Award Agreement, or (b) the holder fails to provide the representations and certifications required under the Deferred Stock Award Agreement.

     In making and consummating the Offer, the Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The restricted stock units were issued by the Company to its existing security holders in exchange for the Company's existing securities and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003