Form 10-Q
period 2003-06-30
BKF CAPITAL GROUP INC
filed 2003-08-14
CIK 9235

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     As of July 31, 2003, 6,654,672 shares of the registrant's common stock, $1.00 par value, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)   (UNAUDITED)
ASSETS
Cash and cash equivalents...................................   $ 43,008       $ 39,150
Investment advisory and incentive fees receivable...........     21,897         24,146
Investments in securities, at value (cost $304 and $1,304,
  respectively).............................................        368          1,047
Investments in affiliated partnerships......................     10,825          9,382
Prepaid expenses and other assets...........................      3,114          2,120
Fixed assets (net of accumulated depreciation of $4,023 and
  $3,747, respectively).....................................      4,632          3,689
Deferred tax asset..........................................      7,666          5,682
Goodwill (net of accumulated amortization of $8,566)........     14,796         14,796
Investment advisory contracts (net of accumulated
  amortization of $49,062 and $45,558, respectively)........     21,027         24,531
Consolidated affiliated partnerships:
  Due from broker...........................................         --         31,746
  Investments in securities, at value (cost $8,634 and
     $17,797 respectively)..................................      8,896         17,810
  Investments in unaffiliated partnerships..................      5,221          4,275
                                                               --------       --------
     Total assets...........................................   $141,450       $178,374
                                                               ========       ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accrued expenses............................................   $  3,553       $  5,209
Accrued bonuses.............................................     21,196         31,509
Accrued incentive compensation..............................      5,757          2,312
Income taxes payable........................................      2,387            532
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of $0 and
     $9,450, respectively)..................................         --          9,395
  Partner contributions received in advance.................         --          1,150
                                                               --------       --------
     Total liabilities......................................     32,893         50,107
                                                               --------       --------
Minority interest in consolidated affiliated partnerships...      9,041         26,529
                                                               --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and outstanding -- 6,646,602 and 6,641,738 shares,
  respectively..............................................      6,647          6,642
Additional paid-in capital..................................     64,798         64,662
Retained earnings...........................................     28,071         30,434
                                                               --------       --------
     Total stockholders' equity.............................     99,516        101,738
                                                               --------       --------
Total liabilities, minority interest and stockholders'
  equity....................................................   $141,450       $178,374
                                                               ========       ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  2003         2002         2003         2002
                                               ----------   ----------   ----------   ----------
REVENUES:
Investment advisory fees.....................  $   14,421   $   16,450   $   28,251   $   33,394
Incentive fees and allocations...............       8,697        5,644       15,563        9,041
Commission income -- net.....................         496          629          989        1,409
Net realized and unrealized gain (loss) on
  investments................................         405         (194)         506         (110)
Interest and dividend income.................         145          164          229          316
From consolidated affiliated partnerships:
  Net realized and unrealized gain (loss) on
     investments.............................         861       (3,558)       1,165       (3,704)
  Interest and dividend income...............          82          299          214          528
                                               ----------   ----------   ----------   ----------
     Total revenues..........................      25,107       19,434       46,917       40,874
                                               ----------   ----------   ----------   ----------
EXPENSES:
Employee compensation and benefits...........      18,521       15,358       34,493       29,841
Occupancy & equipment rental.................       1,534        1,482        3,178        2,903
Other operating expenses.....................       3,155        4,043        6,188        7,142
Other operating expenses from consolidated
  affiliated partnerships....................          37           89          107          171
Amortization of intangibles..................       1,752        1,752        3,504        3,504
                                               ----------   ----------   ----------   ----------
     Total expenses..........................      24,999       22,724       47,470       43,561
                                               ----------   ----------   ----------   ----------
Operating income (loss)......................         108       (3,290)        (553)      (2,687)
Minority interest in consolidated affiliated
  partnerships...............................        (585)       2,949         (822)       2,980
                                               ----------   ----------   ----------   ----------
Income (loss) before taxes...................        (477)        (341)      (1,375)         293
                                               ----------   ----------   ----------   ----------
Income tax expense...........................         597          654          988        1,704
                                               ----------   ----------   ----------   ----------
NET (LOSS)...................................  $   (1,074)  $     (995)  $   (2,363)  $   (1,411)
                                               ==========   ==========   ==========   ==========
Earnings (loss) per share:
  Basic and Diluted..........................  $    (0.16)  $    (0.15)  $    (0.36)  $    (0.21)
                                               ==========   ==========   ==========   ==========
Weighted average shares outstanding
  Basic and Diluted..........................   6,646,055    6,618,731    6,644,992    6,615,566
                                               ==========   ==========   ==========   ==========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)..................................................  $(2,363)  $(1,411)
Adjustments to reconcile net (loss) to net cash provided by
  (used in) operations:
  Depreciation and amortization.............................    4,192     4,022
  Compensation expense for vesting of restricted stock
     units..................................................    3,636       660
  Tax benefit related to employee compensation plans........       --       218
  Unrealized (gain) loss on investments in securities.......     (320)      397
  Changes in operating assets and liabilities:
     Decrease in investment advisory and incentive fees
      receivable............................................    2,249    10,212
     (Increase) decrease in prepaid expenses and other
      assets................................................     (996)      558
     Decrease in investments in affiliated investment
      partnerships..........................................    4,150    12,805
     Decrease in investments in securities..................      999     1,174
     (Increase) in deferred tax asset.......................   (1,984)   (1,236)
     (Decrease) in accrued expenses.........................   (1,619)     (344)
     (Decrease) in accrued bonuses..........................  (10,313)  (19,145)
     Increase (decrease) in income taxes payable............    1,855    (1,187)
Changes in operating assets and liabilities from
  consolidated affiliated partnerships:
     Minority interest in income (loss).....................      823    (2,991)
     Decrease in due from broker............................   15,118        --
     (Increase) decrease in securities......................    3,549   (64,204)
     (Increase) in investments in unaffiliated
      partnerships..........................................     (946)   (4,740)
     Increase (decrease) in securities sold short...........   (3,076)    7,701
     Minority interest in previously unconsolidated
      affiliated partnerships...............................       --    38,208
                                                              -------   -------
Net cash provided by (used in) operating activities.........   14,954   (19,303)
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................   (1,631)     (720)
                                                              -------   -------
Net cash (used in) investing activities.....................   (1,631)     (720)
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................       --      (186)
Issuance of common stock....................................      (50)      226
Consolidated affiliated partnerships:
  Partner subscriptions.....................................    2,785    18,003
  Partner redemptions.......................................  (12,200)   (6,098)
                                                              -------   -------
Net cash provided by (used in) financing activities.........   (9,465)   11,945
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents........    3,858    (8,078)
Cash and cash equivalents at the beginning of the period....   39,150    41,827
                                                              -------   -------
Cash and cash equivalents at the end of the period..........  $43,008   $33,749
                                                              =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $    --   $     5
                                                              =======   =======
Cash paid for taxes.........................................  $ 1,597   $ 3,946
                                                              =======   =======

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

     The Consolidated Financial Statements of Levco include its wholly-owned subsidiary, John A. Levin & Co., Inc. ("JALCO"), JALCO's two wholly-owned subsidiaries, Levco GP Inc. ("Levco GP") and LEVCO Securities, Inc. ("LEVCO Securities") and certain affiliated investment partnerships for which the Company is deemed to have controlling interest of the applicable partnership. Two investment partnerships were consolidated at June 30, 2003 and five were consolidated at December 31, 2002. In addition, the operations of two investment partnerships (which were terminated in March 2003) were included in the consolidated statements of operations and cash flows for the six month period ended June 30, 2003. The operations of one additional investment partnership (which was terminated in September 2002) was included in the consolidated statement of operations and cash flows for the six months ended June 30, 2002. All intercompany transactions have been eliminated in consolidation.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

applicable. Such accruals may be reversed as the result of subsequent investment performance prior to the conclusion of the applicable contract year.

     Commissions earned on securities transactions executed by LEVCO Securities and related expenses are recorded on a trade-date basis.

  REVENUE RECOGNITION POLICIES FROM CONSOLIDATED AFFILIATED PARTNERSHIPS ("CAP")

     Marketable securities owned and securities sold short, are valued at independent market prices with the resultant unrealized gains and losses included in operations.

     Security transactions are recorded on a trade date basis.

     Interest income and expense are accrued as earned or incurred.

     Dividend income and expense are recorded on the ex-dividend date.

  COMPREHENSIVE INCOME

     The Company has not presented consolidated statements of comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income," because it does not have any items of "other comprehensive income".

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Levco GP serves as the managing general partner for several affiliated investment partnerships ("AIP"), which primarily engage in the trading of publicly traded equity securities. The financial condition and results of operations of the AIP are not included in the Company's consolidated statements of financial condition with the exception of Levco GP's equity ownership and certain partnerships whereby Levco GP is deemed to have a controlling interest in the partnership (see note 4). The limited partners of the AIP have the right to redeem their partnership interests at least quarterly. Additionally, the unaffiliated limited partners of the AIP may terminate Levco GP as the general partner of the AIP at any time. Levco GP does not maintain control over the unconsolidated AIP, has not guaranteed any of the AIP obligations, nor does it have any contractual commitments associated with them. Investments in unconsolidated AIP held through Levco GP, are recorded based upon the equity method of accounting. This investment amount in the unconsolidated AIP equals the sum total of Levco GP's capital accounts, including incentive allocations, in the AIP. Each AIP values their underlying investments in accordance with policies as described in each of their audited financial statements and underlying offering memoranda. It is the Company's general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. Levco GP has general partner liability with respect to its interest in each of the AIP and has no assets in the AIP other than its interest in these partnerships.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts (which have been fully amortized) in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist in accordance with SFAS No. 142. Other intangible assets with finite lives are amortized over their useful lives.

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

     The following table sets forth the computation of basic and diluted (loss) per share (in thousands, except per share data).

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -----------------------   -----------------------
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------
Net (loss)...........................  $   (1,074)  $     (995)  $   (2,363)  $   (1,411)
                                       ==========   ==========   ==========   ==========
Basic and Diluted weighted-average
  shares outstanding.................   6,646,055    6,618,731    6,644,992    6,615,566
                                       ==========   ==========   ==========   ==========
Basic and diluted (loss) per
  share:.............................  $    (0.16)  $    (0.15)  $    (0.36)  $    (0.21)
                                       ==========   ==========   ==========   ==========

     In calculating diluted (loss) per share for the three and six months ended June 30, 2003 and 2002, common stock equivalents of 2,231,136 and 1,480,922, respectively, were excluded due to their anti-dilutive effect on the calculations.

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

     In December 2002, the Financial Accounting Standards Board ("FASB") Issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation. The Company has elected to apply the disclosure provisions of SFAS No. 123. See note 6 for 2003 RSU activity.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2003       2002      2003      2002
                                                 --------   --------   -------   -------
Net (loss), as reported........................  $(1,074)   $  (995)   $(2,363)  $(1,411)
Add: Stock-based employee compensation expense
  included in reported net (loss), net of
  related tax effects..........................    1,142        210      1,948       365
Deduct: Total stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of related tax
  effects......................................   (1,162)      (414)    (2,007)     (786)
                                                 -------    -------    -------   -------
Pro forma net (loss)...........................  $(1,094)   $(1,199)   $(2,422)  $(1,832)
                                                 =======    =======    =======   =======
Earnings per share:
  Basic and diluted -- as reported.............  $ (0.16)   $ (0.15)   $ (0.36)  $ (0.21)
                                                 =======    =======    =======   =======
  Basic and diluted -- pro forma...............  $ (0.16)   $ (0.18)   $ (0.36)  $ (0.28)
                                                 =======    =======    =======   =======

  SIGNIFICANT ACCOUNTING POLICIES OF CONSOLIDATED AFFILIATED PARTNERSHIPS
  ("CAP")

     Securities sold short represent obligations to deliver the underlying securities sold at prevailing market prices and option contracts written represent obligations to purchase or deliver the specified security at the contract price. The future satisfaction of these obligations may be at amounts that are greater or less than that recorded on the consolidated statements of financial condition. The CAP monitors their positions continuously to reduce the risk of potential loss due to changes in market value or failure of counterparties to perform.

  Investments in Unaffiliated Investment Partnerships

     The Company's investments in unaffiliated investment partnerships result from the consolidation of an affiliated investment partnership that invests in unaffiliated investment partnerships. Investments in unaffiliated investment partnerships are recorded at fair value, which generally is equal to the CAP pro rata interest in the net assets of each unaffiliated investment partnership (based upon the net asset values reported by the unaffiliated investment partnerships).

  Minority Interest

     Minority interests in the accompanying consolidated statements of financial condition represent the minority owners' share of the equity of consolidated investment partnerships as of the consolidated statements of financial condition dates. Minority interest in the accompanying consolidated statements of operations represents the minority owners' share of the income or loss of consolidated investment partnerships.

  Partner contributions and withdrawals

     Typically, Partner contributions are accepted monthly and withdrawals are made quarterly with the required notification period having been met. The notification period ranges from thirty to sixty days.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  RECLASSIFICATIONS

     Certain prior period amounts reflect reclassifications to conform to current period presentation.

  RECENT ACCOUNTING DEVELOPMENTS

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of this statement would have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. Under SFAS No. 150 certain financial instruments shall be classified as a liability on the issuer's financials statements. The Company does not believe that the adoption of this statement would have a material impact on the Company's financial statements.

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

     In the normal course of business, the consolidated affiliated investment partnerships enter into transactions in various financial instruments, including derivatives, for trading purposes, in order to reduce their exposure to market risk. These transactions include option contracts and securities sold short.

     Substantially all of the CAP cash and securities positions are deposited with one clearing broker for safekeeping purposes. The broker is a member of major securities exchanges.

3.  INVESTMENT ADVISORY AND INCENTIVE FEES RECEIVABLE

     Included in investment advisory and incentive fees receivable are approximately $12.3 million and $2.9 million of accrued incentive fees as of June 30, 2003 and December 31, 2002, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.  CONSOLIDATION OF CAP

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     An entity is classified as a VIE if (a) total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or (b) its equity investors lack (i) the direct or indirect ability to make decisions about an entity's activities through voting rights or absorb the expected losses of the entity if they occur or (ii) the right to receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE's expected losses or has the right to receive a majority of the VIE's expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities.

     A public enterprise with a variable interest in a VIE created before January 31, 2003, shall apply FIN No. 46 to that VIE as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company has elected to adopt FIN No. 46 for the applicable periods presented. In the context of making determinations pursuant to FIN No. 46, BKF has also decided to consolidate certain affiliated investment partnerships in which it may be deemed to have a controlling interest. As of June 30, 2003 and December 31, 2002, the Company is deemed to have control of two and five affiliated limited partnerships, respectively. The assets, liabilities and related operations of these partnerships and related minority interests have been reflected in the consolidated financial statements for the periods the Company was deemed to have control. The consolidation of these partnerships does not impact the Company's equity or net income. Levco GP has general partner liability with respect to its interest in each of the CAP.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The following tables represent the consolidation of the CAP with BKF as of June 30, 2003 and December 31, 2002 (dollar amounts in thousands):

                                                                        JUNE 30, 2003
                                                   -------------------------------------------------------
                                                       BKF           CAP       ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   ------------   ------------
                                                   (UNAUDITED)   (UNAUDITED)                  (UNAUDITED)
ASSETS
Cash and cash equivalents........................   $ 42,935       $    73       $     --       $ 43,008
Investment advisory and incentive fees
  receivable.....................................     21,908            --            (11)        21,897
Investments in securities, at value (cost
  $304)..........................................        368            --             --            368
Investments in affiliated partnerships...........     15,948            --         (5,123)        10,825
Prepaid expenses and other assets................      3,057            57             --          3,114
Fixed assets (net of accumulated depreciation of
  $4,023)........................................      4,632            --             --          4,632
Deferred tax asset...............................      7,666            --             --          7,666
Goodwill (net of accumulated amortization of
  $8,566)........................................     14,796            --             --         14,796
Investment advisory contracts (net of accumulated
  amortization of $49,062).......................     21,027            --             --         21,027
Consolidated affiliated partnerships:
  Investments in securities, at value (cost
     $8,634).....................................         --         8,896             --          8,896
  Investments in unaffiliated partnerships.......         --         5,221             --          5,221
                                                    --------       -------       --------       --------
  Total assets...................................   $132,337       $14,247       $ (5,134)      $141,450
                                                    ========       =======       ========       ========
Liabilities, Minority Interest and Stockholders'
  Equity
Accrued expenses.................................   $  3,481       $    83       $    (11)      $  3,553
Accrued bonuses..................................     21,196            --             --         21,196
Accrued incentive compensation...................      5,757            --             --          5,757
Income taxes payable.............................      2,387            --             --          2,387
                                                    --------       -------       --------       --------
  Total liabilities..............................     32,821            83            (11)        32,893
                                                    --------       -------       --------       --------
Minority interest in consolidated affiliated
  partnerships...................................         --            --          9,041          9,041
                                                    --------       -------       --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value,
  authorized -- 15,000,000 shares, issued and
  outstanding -- 6,646,602.......................      6,647            --             --          6,647
Additional paid-in capital.......................     64,798            --             --         64,798
Retained earnings................................     28,071            --             --         28,071
Capital from consolidated affiliated
  partnerships...................................         --        14,164        (14,164)            --
                                                    --------       -------       --------       --------
  Total stockholders' equity.....................     99,516        14,164        (14,164)        99,516
                                                    --------       -------       --------       --------
Total liabilities, minority interest and
  stockholders' equity...........................   $132,337       $14,247       $ (5,134)      $141,450
                                                    ========       =======       ========       ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                     DECEMBER 31, 2002
                                                   -----------------------------------------------------
                                                      BKF          CAP       ELIMINATIONS   CONSOLIDATED
                                                   ---------   -----------   ------------   ------------
                                                   (AUDITED)   (UNAUDITED)                  (UNAUDITED)
ASSETS
Cash and cash equivalents........................  $ 39,100      $    50       $     --       $ 39,150
Investment advisory and incentive fees
  receivable.....................................    24,177           --            (31)        24,146
Investments in securities, at value (cost
  $1,304)........................................     1,047           --             --          1,047
Investments in affiliated partnerships...........    26,148           --        (16,766)         9,382
Prepaid expenses and other assets................     2,008          112             --          2,120
Fixed assets (net of accumulated depreciation
  $3,747)........................................     3,689           --             --          3,689
Deferred tax asset...............................     5,682           --             --          5,682
Goodwill (net of accumulated amortization of
  $8,566)........................................    14,796           --             --         14,796
Investment advisory contracts (net of accumulated
  amortization of $45,558).......................    24,531           --             --         24,531
Consolidated affiliated partnerships:
  Due from broker................................        --       31,746             --         31,746
  Investments in securities at value (cost
     $17,797)....................................        --       17,810             --         17,810
  Investments in unaffiliated partnerships.......        --        4,275             --          4,275
                                                   --------      -------       --------       --------
     Total assets................................  $141,178      $53,993       $(16,797)      $178,374
                                                   ========      =======       ========       ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'
  EQUITY
Accrued expenses.................................  $  5,087      $   153       $    (31)      $  5,209
Accrued bonuses..................................    31,509           --             --         31,509
Accrued incentive compensation...................     2,312           --             --          2,312
Income taxes payable.............................       532           --             --            532
Consolidated affiliated partnerships:
Securities sold short from, at value (proceeds of
  $9,450)........................................        --        9,395             --          9,395
Partner contributions received in advance........        --        1,150             --          1,150
                                                   --------      -------       --------       --------
     Total liabilities...........................    39,440       10,698            (31)        50,107
                                                   --------      -------       --------       --------
Minority interest in consolidated affiliated
  partnerships...................................        --           --         26,529         26,529
                                                   --------      -------       --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value,
  authorized -- 15,000,000 shares, issued and
  outstanding -- 6,646,602 and 6,641,738 shares,
  respectively...................................     6,642           --             --          6,642
Additional paid-in capital.......................    64,662           --             --         64,662
Retained earnings................................    30,434           --             --         30,434
Capital from consolidated affiliated
  partnerships...................................        --       43,295        (43,295)            --
                                                   --------      -------       --------       --------
     Total stockholders' equity..................   101,738       43,295        (43,295)       101,738
                                                   --------      -------       --------       --------
Total liabilities, minority interest and
  stockholders' equity...........................  $141,178      $53,993       $(16,797)      $178,374
                                                   ========      =======       ========       ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5.  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

     Summary financial information, including the Company's carrying value and income from the non-consolidated AIP is as follows (dollar amounts in thousands):

                                                              JUNE 30,
                                                                2003
                                                              ---------
Total AIP assets............................................  $ 919,058
Total AIP liabilities.......................................   (244,016)
Total AIP equity balance....................................    675,042
AIP net earnings............................................     12,119
Company's carrying value (including incentive fees).........     10,825
Company's income on invested capital (excluding accrued
  incentive fees)...........................................        420

     Included in investments in AIP at June 30, 2003 are accrued but unearned incentive allocations approximating $4.2 million and $7.4 million of earned incentive allocations at December 31, 2002.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $1.8 million and $1.6 million payable directly to employee owned and controlled entities ("Employee Entities") for the three months ended June 30, 2003 and 2002, and $3.4 million and $2.4 million for the six moths ended June 30,2003 and 2002, respectively. These amounts are included in the Company's carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $1.8 million and $1.6 million for the three months ended June 30, 2003 and 2002, and $3.4 million and $2.4 million for the six months ended June 30, 2003 and 2002,respectively. These amounts are included in the Consolidated Statement of Operations.

     The Company recorded investment advisory fees and incentive allocations/fees from affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $13.4 million and $9.7 million for the three months ended June 30, 2003, and 2002, and $ 24.4 million and $15.2 million for the six months ended June 30, 2003 and 2002, respectively.

     Included in investment advisory and incentive fees receivable at June 30, 2003 and December 31, 2002 are $2.4 million and $2.7 million, respectively, of advisory fees from AIP and sponsored offshore vehicles. Also included in investment advisory and incentive fees receivable are $12.1 million and $13.1 million of incentive fees from sponsored offshore investment vehicles (similar to several domestic AIP) at June 30, 2003 and December 31, 2002, respectively.

6.  INCOME TAXES

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7.  NON-CASH TRANSACTIONS (INCLUDING RESTRICTED STICK UNITS ("RSU") ACTIVITY)

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

     In May 2003, the Company granted 165,700 RSU to several employees with a value of approximately $2.7 million.

     In May 2003, the Company granted 1,125 RSU to a newly elected non-employee director of the Company with a value of approximately $18,000. This amount will be used to reduce cash payments for Board of Directors and Committee meetings.

     After giving effect for the 2003 RSU activity, the Company has approximately 225,000 shares available for future grants under the Incentive Compensation plan as of June 30, 2003. In addition, the Company has the authority to buy back up to 700,000 shares of BKF stock in the open market which may be used as compensation under the Incentive Compensation plan (subject to Board approval).

     In November 2003, 643,257 RSU are due to be delivered of which 449,929 were elected to be deferred until November 2004 under the Company's employee compensation plan.

     In January 2002, the Company granted a total of 168,213 RSU to employees with a value of approximately $4.7 million.

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

     Levco acts as the managing general partner of several investment partnerships and also acts as an adviser to private investment vehicles organized outside the United States.

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

     At June 30, 2003, assets under management were $11.56 billion, down from $13.02 billion a year earlier. Following is a comparison of assets under management (in millions) as defined by product and client type:

                                JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,
                                  2003       2003          2002           2002          2002
                                --------   ---------   ------------   -------------   --------
VALUE EQUITY ACCOUNTS:
Institutional.................  $ 2,704     $ 2,372      $ 2,562         $ 2,526      $ 3,063
Sub-Advisory..................    1,991       1,771        1,861           1,730        2,049
Non-institutional.............    1,508       1,385        1,489           1,464        1,819
Wrap..........................    2,532       2,537        2,982           2,955        3,943
ALTERNATIVE STRATEGIES:
Event Driven..................    2,138       1,979        1,849           1,756        1,677
Short-Biased..................      409         452          452             443          359
Other Private Investment
  Funds.......................      273         150           90              95          107
                                -------     -------      -------         -------      -------
TOTAL.........................  $11,555     $10,646      $11,285         $10,969      $13,017
                                =======     =======      =======         =======      =======

     Levco also has a wholly-owned broker-dealer subsidiary that clears through Correspondent Services Corporation, a subsidiary of National Financial Services, LLC, on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

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

     In December 1998, BKF adopted an incentive compensation plan to give Levco the ability to attract and retain talented professionals with equity-based and cash compensation. Determinations with regard to the implementation of this plan, as amended, are made by the Compensation Committee of the board of directors of BKF on a regular basis. Because BKF is a relatively small public company, the value of the equity awards that may be offered to professionals may be limited relative to what competitors may offer. If the price of BKF stock decreases, no assurance can be given that the equity-based compensation will serve its purpose to attract and retain talented professionals.

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

  ADVERSE DEVELOPMENTS WITH REGARD TO SIGNIFICANT CUSTOMERS OR RELATIONSHIPS COULD ADVERSELY AFFECT LEVCO'S REVENUES

     As of June 30, 2003, Levco had approximately 290 customers (counting as single customers each wrap fee program and related family and institutional accounts and excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies), of which the ten largest customers generated approximately $9.1 million of revenues for Levco in the first half of 2003 (including incentive fees), or approximately 20% of BKF's total revenues.

     The five largest customers (excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies) accounted for approximately 43% of all asset-based investment advisory fees earned in the first half of 2003. The loss of any of these customers could have an adverse effect on BKF's revenues.

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

     Cancellation of Investment Management Agreements. It is expected that Levco will derive almost all of its revenue from investment management agreements. For registered investment companies, a majority of the disinterested members of each fund's board must approve these agreements at least annually and the agreements are terminable without penalty on 60 days' notice. The agreements with Levco's separately-managed account clients generally are subject to termination by the client without penalty and with little or no notice. Any failure to renew, or termination of, a significant number of these agreements could have an adverse effect on Levco.

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

     Management believes that the most important factors affecting Levco's ability to attract and retain clients are the abilities, performance records and reputations of its portfolio managers, the ability to hire and retain key investment personnel, the attractiveness of investment strategies to potential investors and competitive fees and investor service. Levco's ability to increase and retain client assets could be adversely affected if client accounts underperform client expectations or their relevant benchmarks or if key investment personnel leave

Levco. Levco's ability to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under prevailing market conditions. The absence of significant barriers to entry by new investment management firms in the institutional managed accounts business increases competitive pressure.

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

RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries. In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIE"). A public enterprise with a variable interest in a VIE created before January 31, 2003, is required to apply FIN 46 to that VIE as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. BKF has elected to adopt FIN 46 for the periods reflected in the Consolidated Statements of Financial Condition and the Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q. In the context of making determinations pursuant to FIN 46, BKF has also decided to consolidate certain affiliated investment partnerships in which it may be deemed to have a controlling interest. It should be noted that the number and identity of the partnerships being consolidated may change over time as the interest held by BKF and its affiliates in affiliated partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the three and six month periods ended June 30, 2003 and June 30, 2002, respectively. The consolidation of the partnerships does not impact BKF's stockholders' equity or net income. The general partner liability with respect to the consolidated partnerships is limited to Levco GP, Inc., which has no assets other than its interests in affiliated limited partnerships.

  THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE MONTHS ENDED JUNE 30,
  2002

  Revenues

     Total revenues for the second quarter of 2003 were $25.11 million, reflecting an increase of 29.2% from $19.43 million in revenues in the same period in 2002. This increase was primarily attributable to (i) a 54.1% increase in incentive fees and general partner incentive allocations to $8.70 million in the second quarter of 2003 from $5.64 million in the same period in 2002 and
(ii) a net realized and unrealized gain on investments from consolidated investment partnerships of $861,000 in the second quarter of 2003 as compared to a loss of $3.56 million in the same period in 2002. The gains/losses on investments in consolidated investment partnerships include minority interest, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which is separately identified on the consolidated statements of operations.

     Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. The increase in incentive fees and general partner incentive allocations was primarily attributable to an increase in the performance of, and net capital contributions to, certain accounts following event-driven investment strategies and net capital contributions to a long/short equity strategy, which gains were partially offset by the reversal of an accrual made in 2002 with regard to an investment vehicle following a short-biased strategy. The increase in incentive fees and general partner incentive allocations was in large part offset by a 12.3% decrease in asset-based investment advisory fees to $14.42 million in the second quarter of 2003 from $16.45 million in the same period in 2002. This decrease in asset-based advisory fees is primarily attributable to the decrease in assets managed (as the result of net withdrawals and negative investment performance) for value equity accounts, which was partly offset by an increase in assets under management in alternative investment strategies (as the result of net contributions and positive investment performance).

     Management believes that with regard to the value equity strategies, their underperformance relative to their benchmarks in 2002 may adversely affect BKF's ability to retain existing accounts and attract new accounts in 2003 with respect to its value equity products. In April 2003, Levco was notified that as of June 20, 2003 it would no longer be able to participate in a wrap fee program. As a result, Levco lost approximately $175 million in wrap program assets from such program in May and June 2003. The impact of the loss of such accounts will be felt most strongly beginning in the third quarter. In addition, in June 2003, the wrap program through which Levco managed approximately 85% of its wrap program assets as of June 30, 2003 changed the status of Levco so that Levco may continue to accept additional contributions from existing accounts but may not open new accounts in the program. The duration of this change in status is indefinite.

     Net commission income generated by the broker-dealer business declined 21.1% to $496,000 in the second quarter of 2003 from $629,000 in the second quarter of 2002, primarily as the result of a decrease in the number of accounts at the broker-dealer and a decrease in commission rates.

     In the second quarter of 2003, BKF had a net realized and unrealized gain on investments of $405,000 primarily derived from its seed capital investments in non-consolidated investment vehicles pursuing alternative investment strategies. In the second quarter of 2002, BKF had a net realized and unrealized loss of $194,000 on investments in various long only and alternative investment strategies (excluding investments in consolidated investment partnerships).

     Interest and dividend income in the second quarter of 2003 (excluding consolidated investment partnerships) was $145,000, reflecting a 11.6% decrease from $164,000 in the same period in 2002. This decrease is primarily attributable to a decrease in interest rates.

     Interest and dividend income from consolidated investment partnerships in the second quarter of 2003 was $82,000, reflecting a 72.6% decrease from $299,000 in the same period in 2002. This decrease is primarily attributable to the decrease in the number, and the corresponding decrease in the assets under management, of the affiliated partnerships being consolidated.

  Expenses

     Total expenses for the second quarter of 2003 were $25.00 million, reflecting an increase of 10.0% from $22.72 million in expenses in the same period in 2002. Total expenses excluding amortization of finite life intangibles were $23.25 million in the second quarter of 2003, reflecting an increase of 10.8% from $20.97 million for the second quarter of 2002.

     Compensation expense was $18.52 million in the second quarter of 2003, reflecting an increase of 20.6% from $15.36 million in the same period in 2002. This increase in compensation expense is primarily attributable to restricted stock units granted in 2002 and 2003 (including restricted stock units granted in exchange for options), an increase in the percentage of revenues attributable to alternative investment strategies, and the expansion of the investment teams involved in managing alternative investment strategies. Compensation with regard to alternative investment products is determined on a different basis than compensation with regard to value equity products. Compensation expense accruals were made in accordance with compensation guidelines most recently approved by the board of directors in 2001, but in view of current market and business conditions, it is anticipated that such compensation guidelines will be reviewed. Such review could result in changes in the manner in which bonus compensation is determined in 2003.

     Occupancy and equipment rental was $1.53 million in the second quarter of 2003, reflecting a 3.5% increase from $1.48 million in the same period in 2002. This increase is attributable to (i) escalations in the lease for the facilities at One Rockefeller Plaza, (ii) real estate tax increases, and (iii) the lease for a business continuity facility in Stamford, Connecticut that commenced in September 2002. In order to reduce operating expenses, BKF is currently considering subleasing, or otherwise reducing its obligations with respect to, a portion of its facilities at One Rockefeller Plaza. Based on the difference between current rental obligations and current market rates, BKF may incur a significant charge based on the difference between current rental obligations and the total value to be received by BKF.

     Other operating expenses were $3.16 million in the second quarter of 2003, reflecting a 22.0% decrease from $4.04 million in the same period in 2002. The decrease was primarily attributable to (i) a decrease in fees to third party marketers as the result of a reversal in an accrued performance fee relating to a vehicle following a short-biased investment strategy and (ii) decreases in technology and other consulting fees. These decreases were offset by increased insurance premiums.

     Other operating expenses from consolidated limited partnerships were $37,000 in the second quarter of 2003, reflecting a 58.4% decrease from $89,000 in the same period in 2002. These expenses are primarily comprised of auditing, tax preparation and legal fees borne directly by the consolidated investment partnerships, and the decrease in such expenses primarily reflects the decrease in the number of partnerships being consolidated during the respective periods.

  Operating Income (Loss)

     Operating income for the second quarter of 2003 was $108,000, as compared to an operating loss of $3.29 million in the same period in 2002. Excluding (i) net realized and unrealized gain (loss) on investments and interest and dividend income (including the portions attributable to consolidated investment partnerships), and (ii) the amortization of finite life intangibles, operating income in the second quarter of 2003 was $367,000, reflecting a 79.0% decrease from $1.75 million in the same period in 2002, primarily as the result of the increase in compensation expense attributable to restricted stock unit grants.

  Income Taxes

     Total income tax expense was $597,000 in the second quarter of 2003, reflecting a decrease of 8.7% from $654,000 for the same period in 2002. This decrease primarily reflects the decrease in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 46.9% (before amortization) was used to make the determination with respect to the provision for taxes at June 30, 2003, while an effective tax rate of 46.4% (before amortization) was used to calculate the provision for taxes at June 30, 2002. The differential in tax rates is primarily due to differences in state allocations.

  SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

  Revenues

     Total revenues for the six months ended June 30, 2003 were $46.92 million, reflecting an increase of 14.8% from $40.87 million in revenues in the same period in 2002. This increase was primarily attributable to (i) a 72.1% increase in incentive fees and general partner incentive allocations to $15.56 million in the first six months of 2003 from $9.04 million in the same period in 2002 and
(ii) a net realized and unrealized gain on investments from consolidated investment partnerships of $1.17 million in the six months ended June 30, 2003 as compared to a loss of $3.70 million in the same period in 2002. The gains/losses on investments in consolidated investment partnerships include minority interest, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which is separately identified on the consolidated statements of operations.

     Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. The increase in incentive fees and general partner incentive allocations was primarily attributable to an increase in the performance of, and net capital contributions to, certain accounts following event-driven investment strategies and net capital contributions to a long/short equity strategy, which gains were partially offset by the reversal of an accrual made in 2002 with regard to an investment vehicle following a short-biased strategy. The increase in incentive fees and general partner incentive allocations was in large part offset by a 15.4% decrease in asset-based investment advisory fees to $28.25 million in the first six months of 2003 from $33.39 million in the same period in 2002. This decrease in asset-based advisory fees is primarily attributable to the decrease in assets managed (as the result of net withdrawals of approximately $1.15 billion) for value equity accounts.

     Net commission income generated by the broker-dealer business declined 29.8% to $989,000 for the six months ended June 30, 2003 from $1.41 million in the same period in 2002, primarily as the result of a decrease in the number of accounts at the broker-dealer and a decrease in commission rates.

     In the six months ended June 30, 2003, BKF had a net realized and unrealized gain on investments of $506,000 primarily derived from its seed capital investments in non-consolidated investment vehicles pursuing alternative investment strategies. In the six months ended June 30, 2002, BKF had a net realized and unrealized loss of $110,000 on investments in various long only and alternative investment strategies (excluding investments in consolidated investment partnerships).

     Interest and dividend income in the six months ended June 30, 2003 (excluding consolidated investment partnerships) was $229,000, reflecting a 27.5% decrease from $316,000 in the same period in 2002. This decrease is primarily attributable to a decrease in interest rates.

     Interest and dividend income from consolidated investment partnerships in the six months ended June 30, 2003 was $214,000, reflecting a 59.5% decrease from $528,000 in the same period in 2002. This decrease is primarily attributable to the decrease in the number, and the corresponding decrease in the assets under management, of the affiliated partnerships being consolidated.

  Expenses

     Total expenses for the six months ended June 30, 2003 were $47.47 million, reflecting an increase of 9.0% from $43.56 million in expenses in the same period in 2002. Total expenses excluding amortization of finite life intangibles were $43.97 million in the first six months of 2003, reflecting an increase of 9.8% from $40.06 million for the same period in 2002.

     Compensation expense was $34.49 million for the six months ended June 30, 2003, reflecting an increase of 15.6% from $29.84 million in the same period in 2002. This increase in compensation expense is primarily attributable to restricted stock units granted in 2002 and 2003 (including restricted stock units granted in exchange for options), an increase in the percentage of revenues attributable to alternative investment strategies, and the expansion of the investment teams involved in managing alternative investment strategies. Compensation with regard to alternative investment products is determined on a different basis than compensation with regard to value equity products.

     Occupancy and equipment rental was $3.18 million in the first six months of 2003, reflecting a 9.5% increase from $2.90 million in the same period in 2002. This increase is attributable to (i) escalations in the lease for the facilities at One Rockefeller Plaza, (ii) real estate tax increases, and (iii) the lease for a business continuity facility in Stamford, Connecticut that commenced in September 2002.

     Other operating expenses were $6.19 million in the first six months of 2003, reflecting a 13.4% decrease from $7.14 million in the same period in 2002. The decrease was primarily attributable to (i) a decrease in fees to third party marketers as the result of a reversal in an accrued performance fee relating to a vehicle following a short-biased investment strategy and (ii) decreases in technology and other consulting fees. These decreases were offset by increased insurance premiums.

     Other operating expenses from consolidated limited partnerships were $107,000 in the six months ended June 30, 2003, reflecting a 37.4% decrease from $171,000 in the same period in 2002. These expenses are primarily comprised of auditing, tax preparation and legal fees expenses borne directly by the consolidated investment partnerships.

  Operating Loss

     Operating loss for the six months ended June 30, 2003 was $553,000, as compared to an operating loss of $2.69 million in the same period in 2002. Excluding (i) net realized and unrealized gain on investments and interest and dividend income (including the portions attributable to consolidated investment partnerships), and (ii) the amortization of finite life intangibles, operating income in the second quarter of 2003 was $837,000, reflecting a 77.9% decrease from $3.79 million in the same period in 2002, primarily as the result of the increase in compensation expense attributable to restricted stock unit grants.

  Income Taxes

     Income tax expense was $988,000 for the six months ended June 30, 2003, reflecting a decrease of 42.0% from $1.70 million for the same period in 2002. This decrease primarily reflects the decrease in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 46.4% (before amortization) was used to make the determination with respect to the provision for taxes at June 30, 2003, while an effective tax rate of 44.8% (before amortization) was used to calculate the provision for taxes at June 30, 2002. The differential in tax rates is due to state allocations.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of June 30, 2003 consist primarily of cash, short term investments and investment advisory and incentive fees receivable. While BKF's daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF's business plan, and such seed capital investments may require substantial financial resources. Due to its relatively small size, BKF may consider a number of options to obtain such seed capital. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At June 30, 2003, BKF had cash and cash equivalents of $43.01 million, compared to $39.15 million at December 31, 2002. This increase primarily reflects the withdrawal of seed capital from affiliated investment partnerships, the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships, which were partly offset by payment of cash bonuses in 2003 which were accrued in 2002. The decrease in investment advisory and incentive fees receivable from $24.15 million at December 31, 2002 to $21.90 million at June 30, 2003 primarily reflects the receipt in 2003 of incentive fees earned in 2002.

     The decrease in investments in securities from $1.05 million at December 31, 2002 to $368,000 at June 30, 2003 reflects the return of capital relating to the liquidation of the Van Eck Levin Mid Cap Value Fund during the second quarter, as BKF ceased the development of its mid cap value effort. The decrease in investments in securities from consolidated limited partnerships from $17.81 million at December 31, 2002 to $8.90 million at June 30, 2003, and the decrease in due from broker from consolidated limited partnerships from $31.75 million at December 31, 2002 to zero at June 30, 2003 reflects (i) the liquidation in the first quarter of 2003 of two investment partnerships and (ii) the de-consolidation of an investment partnership as of January 1, 2003. The increase in prepaid expenses and other assets to $3.11 million at June 30, 2003 from $2.12 million at December 31, 2002 primarily reflects the prepayment of insurance policies. The increase in investments in affiliated investment partnerships from $9.38 million at December 31, 2002 to $10.83 million at June 30, 2003 primarily reflects the de-consolidation of an affiliated investment partnership and the accrual of incentive allocations for the six months ended June 30, 2003, which was partly offset by the withdrawal of general partner incentive allocations from the unconsolidated, affiliated investment partnerships earned with respect to 2002. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses. In July 2003, BKF invested $5.3 million dollars in affiliated, unconsolidated limited partnerships utilizing alternative investment strategies. Investments in unaffiliated partnerships from consolidated limited partnerships, which rose from $4.28 million at December 31, 2002 to $5.22 million at June 30, 2003 reflects investments made by a consolidated multi-manager, multi-strategy investment partnership.

     Accrued expenses were $3.55 million at June 30, 2003, as compared to $5.21 million at December 31, 2002. The largest component of such expenses was the accrual for third party marketing fees. Such fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. Expenses accrued during the six months ended June 30, 2003 were offset primarily by the payment of accrued third party marketing fees.

     Accrued bonuses were $21.20 million at June 30, 2003, as compared to $31.51 million at December 31, 2002, reflecting the payment of 2002 bonuses and the accrual for 2003 bonuses.

     The decrease in securities sold short from consolidated limited partnerships from $9.40 million at December 31, 2002 to zero at June 30, 2003 reflects (i) the liquidation in the first quarter of 2003 of two investment partnerships and (ii) the de-consolidation of an investment partnership as of January 1, 2003.

     The increase in accrued incentive compensation to $5.76 million at June 30, 2003 from $2.31 million at December 31, 2002 reflects the granting of restricted stock units during the period.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. Except for its lease commitments, which are discussed in Note 9 in the Notes to Consolidated Financial Statements in BKF's Annual Report on Form 10-K for the year ended December 31, 2002, BKF has no material commitments for capital expenditures. BKF expects to spend approximately $3.0 million in connection with improving its facilities currently under lease, which expenditures will be amortized over the life of the lease.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of BKF's management, including the CEO and CFO, of the effectiveness of the design and operation of BKF's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, BKF's management, including the CEO and CFO, concluded that BKF's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in BKF's internal controls or in other factors that could significantly affect internal controls since the date of their evaluation.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that BKF's controls will succeed in achieving their stated goals under all potential future conditions.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 2003, BKF held its Annual Meeting of Stockholders. At the Annual Meeting, David D. Grumhaus, James S. Tisch and Barton M. Biggs were elected to serve as directors of BKF. Anson M. Beard, Jr., J. Barton Goodwin, John A. Levin, Burton G. Malkiel, Peter J. Solomon and Dean J. Takahashi continued as directors following the Annual Meeting. At the Annual Meeting, the stockholders also approved proposal 2, ratifying the appointment of Ernst & Young LLP as BKF's independent auditors, and proposal 3, a shareholder proposal requesting that the board of directors redeem the Common Share Purchase Rights issued pursuant to the Rights Agreement dated June 8, 2001 (the "Plan"), unless the holders of a majority of the outstanding shares approve the issuance at a meeting of stockholders held as soon as practical. The board of directors recognizes the stockholder vote in favor of proposal 3 and continues to believe that the Plan supports the objectives of preserving and maximizing the Company's value for all stockholders.

     The voting on the above matters is set forth below:

     Proposal 1

NOMINEE                                                       VOTES FOR   VOTES WITHHELD
-------                                                       ---------   --------------
David D. Grumhaus...........................................  4,761,383     1,335,595
James S. Tisch..............................................  4,805,258     1,291,720
Barton M. Biggs.............................................  4,801,275     1,295,703

     Proposal 2 -- There were 5,349,004 votes for, 94,165 votes against, and 653,805 abstentions.

     Proposal 3 -- There were 3,327,924 votes for, 996,890 votes against, and 27,405 abstentions.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          31.1  Section 302 Certification of Chief Executive Officer

          31.2  Section 302 Certification of Chief Financial Officer

          32.1  Section 906 Certification of Chief Executive Officer

          32.2  Section 906 Certification of Chief Financial Officer

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BKF CAPITAL GROUP, INC.

                                          By        /s/ JOHN A. LEVIN
                                            ------------------------------------
                                                       John A. Levin
                                             Chairman, Chief Executive Officer
                                                       and President

                                          By:      /s/ GLENN A. AIGEN
                                            ------------------------------------
                                                       Glenn A. Aigen
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: August 14, 2003