Form 10-Q
period 2003-09-30
BKF CAPITAL GROUP INC
filed 2003-11-14
CIK 9235

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of October 31, 2003, 6,678,602 shares of the registrant's common stock, $1.00 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                               (UNAUDITED)    (UNAUDITED)
ASSETS
Cash and cash equivalents...................................    $ 45,855        $ 39,150
Investment advisory and incentive fees receivable...........      29,062          24,146
Investments in securities, at value (cost $304 and $1,304,
  respectively).............................................         377           1,047
Investments in affiliated partnerships......................      16,588           9,382
Prepaid expenses and other assets...........................       2,487           2,120
Fixed assets (net of accumulated depreciation of $4,413 and
  $3,747, respectively).....................................       4,514           3,689
Deferred tax asset..........................................      10,350           5,682
Goodwill (net of accumulated amortization of $8,566)........      14,796          14,796
Investment advisory contracts (net of accumulated
  amortization of $50,815 and $45,558, respectively)........      19,274          24,531
Consolidated affiliated partnerships:
  Due from broker...........................................          --          31,746
  Investments in securities, at value (cost $14,285 and
     $17,797, respectively).................................      14,648          17,810
  Investments in unaffiliated partnerships..................       5,335           4,275
                                                                --------        --------
     Total assets...........................................    $163,286        $178,374
                                                                ========        ========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $  3,652        $  5,209
Accrued bonuses.............................................      33,489          31,509
Accrued incentive compensation..............................       7,995           2,312
Income taxes payable........................................       2,999             532
Accrued lease amendment expense.............................       5,000              --
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of $389 and
     $9,450, respectively)..................................         365           9,395
  Partner contributions received in advance.................       1,260           1,150
                                                                --------        --------
     Total liabilities......................................      54,760          50,107
                                                                --------        --------
Minority interest in consolidated affiliated partnerships...      13,028          26,529
                                                                --------        --------


STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and outstanding -- 6,662,808 and 6,641,738 shares,
  respectively..............................................       6,663           6,642
Additional paid-in capital..................................      65,047          64,662
Retained earnings...........................................      23,788          30,434
                                                                --------        --------
     Total stockholders' equity.............................      95,498         101,738
                                                                --------        --------
Total liabilities, minority interest and stockholders'
  equity....................................................    $163,286        $178,374
                                                                ========        ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               -----------------------   -----------------------
                                                  2003         2002         2003         2002
                                               ----------   ----------   ----------   ----------
REVENUES:
Investment advisory fees.....................  $   15,580   $   14,454   $   43,831   $   47,848
Incentive fees and allocations...............       9,887       12,085       25,450       21,127
Commission income -- net.....................         481          927        1,470        2,336
Net realized and unrealized gain (loss) on
  investments................................         200            8          706         (102)
Interest income..............................          99          161          328          477
From consolidated investment partnerships:
  Net realized and unrealized gain (loss) on
     investments.............................         596       (1,293)       1,761       (4,997)
  Interest and dividend income...............          81          258          295          786
                                               ----------   ----------   ----------   ----------
     Total revenues..........................      26,924       26,600       73,841       67,475
                                               ----------   ----------   ----------   ----------
EXPENSES:
Employee compensation and benefits...........      21,307       18,433       55,800       48,274
Occupancy & equipment rental.................       1,616        1,460        4,794        4,363
Loss on lease amendment......................       5,127           --        5,127           --
Other operating expenses.....................       3,081        4,322        9,269       11,465
Other operating expenses from consolidated
  affiliated partnerships....................          39          118          146          289
Amortization of intangibles..................       1,753        1,753        5,257        5,257
                                               ----------   ----------   ----------   ----------
     Total expenses..........................      32,923       26,086       80,393       69,648
                                               ----------   ----------   ----------   ----------
Operating income (loss)......................      (5,999)         514       (6,552)      (2,173)
Minority interest in consolidated affiliated
  partnerships...............................        (451)       1,183       (1,273)       4,163
                                               ----------   ----------   ----------   ----------
Income (loss) before taxes...................      (6,450)       1,697       (7,825)       1,990
                                               ----------   ----------   ----------   ----------
Income tax expense (benefit).................      (2,167)       1,531       (1,179)       3,234
                                               ----------   ----------   ----------   ----------
NET INCOME (LOSS)............................  $   (4,283)  $      166   $   (6,646)  $   (1,244)
                                               ==========   ==========   ==========   ==========
Earnings (loss) per share:
  Basic......................................  $    (0.64)  $     0.03   $    (1.00)  $    (0.19)
                                               ==========   ==========   ==========   ==========
  Diluted....................................  $    (0.64)  $     0.02   $    (1.00)  $    (0.19)
                                               ==========   ==========   ==========   ==========
Weighted average shares outstanding:
  Basic......................................   6,655,734    6,632,519    6,648,612    6,621,279
                                               ==========   ==========   ==========   ==========
  Diluted....................................   6,655,734    7,453,040    6,648,612    6,621,279
                                               ==========   ==========   ==========   ==========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2003       2002
                                                              --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)..................................................  $ (6,646)  $ (1,244)
Adjustments to reconcile net (loss) to net cash provided by
  (used in) operations:
  Depreciation and amortization.............................     6,338      6,054
  Loss on disposal of fixed assets..........................       127         --
  Compensation expense for vesting of restricted stock
    units...................................................     5,874      1,068
  Tax benefit related to employee compensation plans........        93        286
  Unrealized (gain) loss on investments in securities.......      (330)       624
  Changes in operating assets and liabilities:
    (Increase) decrease in investment advisory and incentive
      fees receivable.......................................    (4,916)     6,857
    (Increase) decrease in prepaid expenses and other
      assets................................................      (369)       730
    (Increase) decrease in investments in affiliated
      investment partnerships...............................    (1,613)     8,523
    Decrease in investments in securities...................     1,000      1,174
    (Increase) in deferred tax asset........................    (4,668)    (1,235)
    Increase (decrease) in accrued expenses.................    (1,519)        74
    Increase (decrease) in accrued bonuses..................     1,980     (6,641)
    Increase in accrued lease amendment expense.............     5,000         --
    Increase (decrease) in income taxes payable.............     2,467       (104)
  Changes in operating assets and liabilities from
    consolidated affiliated partnerships:
    Minority interest in income (loss)......................     1,273     (4,203)
    Decrease in due from broker.............................    15,118         --
    (Increase) in securities................................    (2,203)   (37,594)
    (Increase) in investments in unaffiliated
      partnerships..........................................    (1,060)    (4,385)
    Increase (decrease) in securities sold short............    (2,711)     5,617
    Minority interest in previously unconsolidated
      affiliated partnerships...............................      (123)     8,402
                                                              --------   --------
Net cash provided by (used in) operating activities.........    13,112    (15,997)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................    (2,033)      (874)
                                                              --------   --------
Net cash (used in) investing activities.....................    (2,033)      (874)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................        --       (221)
Issuance of common stock....................................       122        305
Consolidated affiliated partnerships:
  Partner subscriptions.....................................     8,645     17,185
  Partner redemptions.......................................   (13,141)      (170)
                                                              --------   --------
Net cash provided by (used in) financing activities.........    (4,374)    17,099
                                                              --------   --------
Net increase in cash and cash equivalents...................     6,705        228
Cash and cash equivalents at the beginning of the period....    39,150     41,827
                                                              --------   --------
Cash and cash equivalents at the end of the period..........  $ 45,855   $ 42,055
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $     --   $      8
                                                              ========   ========
Cash paid for taxes.........................................  $  1,645   $  4,335
                                                              ========   ========

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

     The Consolidated Financial Statements of Levco include its wholly-owned subsidiary, John A. Levin & Co., Inc. ("JALCO"), JALCO's two wholly-owned subsidiaries, Levco GP Inc. ("Levco GP") and LEVCO Securities, Inc. ("LEVCO Securities") and certain affiliated investment partnerships for which the Company is deemed to have controlling interest of the applicable partnership. Three investment partnerships were consolidated at September 30, 2003 and five were consolidated at December 31, 2002. In addition, the operations of two investment partnerships (which were terminated in March 2003) were included in the consolidated statements of operations and cash flows for the nine month period ended September 30, 2003. The operations of one additional investment partnership (which was terminated in September 2002) was included in the consolidated statement of operations and cash flows for the nine months ended September 30, 2002. All intercompany transactions have been eliminated in consolidation.

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

  REVENUE RECOGNITION

     Generally, investment advisory fees are billed quarterly, in arrears, and are based upon a percentage of the market value of each account at the end of the quarter. Wrap account fees are billed quarterly based upon a percentage of the market value of each account as of the previous quarter end. Incentive fees, general partner incentive allocations earned from affiliated investment partnerships, and incentive fees from other accounts are accrued on a quarterly basis and are billed quarterly or at the end of their respective contract year, as

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES applicable. Such accruals may be reversed as the result of subsequent investment performance prior to the conclusion of the applicable contract year.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data).

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                       -----------------------   -----------------------
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------
Net income (loss)....................  $   (4,283)  $      166   $   (6,646)  $   (1,244)
                                       ==========   ==========   ==========   ==========
Basic weighted-average shares
  outstanding........................   6,655,734    6,632,519    6,648,612    6,621,279
Dilutive potential shares from stock
  options and restricted stock units
  ("RSU")............................          --      820,521           --           --
                                       ----------   ----------   ----------   ----------
Diluted weighted-average shares
  outstanding........................   6,655,734    7,453,040    6,648,612    6,621,279
                                       ==========   ==========   ==========   ==========
Basic earnings (loss) per share:.....  $    (0.64)  $     0.03   $    (1.00)  $    (0.19)
                                       ==========   ==========   ==========   ==========
Diluted earnings (loss) per share:...  $    (0.64)  $     0.02   $    (1.00)  $    (0.19)
                                       ==========   ==========   ==========   ==========

     In calculating diluted earnings (loss) per share for the three and nine months ended September 30, 2003, common stock equivalents of 2,211,136 were excluded due to their anti-dilutive effect on the calculations, while 536,520 and 1,503,922 common stock equivalents were excluded due to their anti-dilutive effect on the calculations for the corresponding periods in 2002.

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

     In December 2002, the Financial Accounting Standards Board ("FASB") Issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES compensation. The Company has elected to apply the disclosure provisions of SFAS No. 123. See note 7 for 2003 Restricted Stock Units ("RSU") activity.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                ------------------    ------------------
                                                  2003       2002      2003       2002
                                                --------    ------    -------    -------
Net income (loss), as reported................  $(4,283)    $ 166     $(6,646)   $(1,244)
                                                =======     =====     =======    =======
Add: Stock-based employee compensation expense
  included in reported net income (loss), net
  of related tax effects......................    1,205       226       3,178        591
Deduct: Total stock-based employee
  compensation expense determined under the
  fair value based method for all awards, net
  of related tax effects......................   (1,205)     (423)     (3,238)    (1,210)
                                                -------     -----     -------    -------
Pro forma net (loss)..........................  $(4,283)    $ (31)    $(6,706)   $(1,863)
                                                =======     =====     =======    =======
Earnings per share:
  Basic -- as reported........................  $ (0.64)    $0.03     $ (1.00)   $ (0.19)
                                                =======     =====     =======    =======
  Basic -- pro forma..........................  $ (0.64)    $0.00     $ (1.01)   $ (0.28)
                                                =======     =====     =======    =======
  Diluted -- as reported......................  $ (0.64)    $0.02     $ (1.00)   $ (0.19)
                                                =======     =====     =======    =======
  Diluted -- pro forma........................  $ (0.64)    $0.00     $ (1.01)   $  (0.2
                                                =======     =====     =======    =======

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

  PARTNER CONTRIBUTIONS AND WITHDRAWALS

     Typically, contributions are accepted monthly and withdrawals are made quarterly upon the required notification period having been met. The notification period ranges from thirty to sixty days.

  RECLASSIFICATIONS

     Certain prior period amounts reflect reclassifications to conform to current period presentation.

  RECENT ACCOUNTING DEVELOPMENTS

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The Company though its CAP has adopted this statement, which does not have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. Under SFAS No. 150 certain financial instruments shall be classified as a liability on the issuer's financials statements. The Company has adopted this statement, which does not have a material impact on the Company's financial statements.

2.  OFF-BALANCE SHEET RISK

     LEVCO Securities acts as an introducing broker and all transactions for its customers are cleared through and carried by a major U.S. securities firm on a fully disclosed basis. LEVCO Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the customer accounts introduced by LEVCO Securities. In the ordinary course of its business, however, LEVCO Securities does not accept orders with respect to client accounts if the funds required for the client to meet its obligations are not on deposit in the client account at the time the order is placed. In the event a customer is unable to fulfill its contractual obligation to the clearing broker, LEVCO Securities may be exposed to off-balance sheet risk.

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

3.  INVESTMENT ADVISORY AND INCENTIVE FEES RECEIVABLE

     Included in investment advisory and incentive fees receivable are approximately $19.1 million and $2.9 million of accrued incentive fees as of September 30, 2003 and December 31, 2002, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.  CONSOLIDATION OF CAP

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIE"). The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES financial support provided to the entity ("variable interests"). FIN 46 generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that is the primary beneficiary.

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

     A public enterprise with a variable interest in a VIE created before January 31, 2003, shall apply FIN No. 46 to that VIE as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company has adopted FIN No. 46 for the applicable periods presented. In the context of making determinations pursuant to FIN No. 46, BKF has also decided to consolidate certain affiliated investment partnerships in which it may be deemed to have a controlling interest (see note 1). The consolidation of these partnerships does not impact the Company's equity or net income. Levco GP has general partner liability with respect to its interest in each of the CAP.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The following tables represent the consolidation of the CAP with BKF as of September 30, 2003 and December 31, 2002 (dollar amounts in thousands):

                                                                  SEPTEMBER 30, 2003
                                                -------------------------------------------------------
                                                    BKF           CAP       ELIMINATIONS   CONSOLIDATED
                                                -----------   -----------   ------------   ------------
                                                (UNAUDITED)   (UNAUDITED)                  (UNAUDITED)
ASSETS
Cash and cash equivalents.....................   $ 45,789       $    66       $     --       $ 45,855
Investment advisory and incentive fees
  receivable..................................     29,082            --            (20)        29,062
Investments in securities, at value (cost
  $304).......................................        377            --             --            377
Investments in affiliated partnerships........     21,942            --         (5,354)        16,588
Prepaid expenses and other assets.............      2,457            30             --          2,487
Fixed assets (net of accumulated depreciation
  of $4,413)..................................      4,514            --             --          4,514
Deferred tax asset............................     10,350                           --         10,350
Goodwill (net of accumulated amortization of
  $8,566).....................................     14,796            --             --         14,796
Investment advisory contracts (net of
  accumulated amortization of $50,815)........     19,274            --             --         19,274
Consolidated affiliated partnerships:
  Investments in securities, at value (cost
     $14,285).................................         --        14,648                        14,648
  Investments in unaffiliated partnerships....         --         5,335             --          5,335
                                                 --------       -------       --------       --------
  Total assets................................   $148,581       $20,079       $ (5,374)      $163,286
                                                 ========       =======       ========       ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accrued expenses..............................   $  3,600       $    72       $    (20)      $  3,652
Accrued bonuses...............................     33,489            --             --         33,489
Accrued incentive compensation................      7,995            --             --          7,995
Income taxes payable..........................      2,999            --             --          2,999
Accrued lease amendment expense...............      5,000            --             --          5,000
Consolidated affiliated partnerships:
  Securities sold short from, at value
     (proceeds of $389).......................         --           365             --            365
  Partner contributions received in advance...         --         1,260             --          1,260
                                                 --------       -------       --------       --------
  Total liabilities...........................     53,083         1,697            (20)        54,760
                                                 --------       -------       --------       --------
Minority interest in consolidated affiliated
  Partnerships................................         --            --         13,028         13,028
                                                 --------       -------       --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized --
  15,000,000 shares, issued and outstanding --
  6,662,808...................................      6,663            --             --          6,663
Additional paid-in capital....................     65,047            --             --         65,047
Retained earnings.............................     23,788                           --         23,788
Capital from consolidated affiliated
  Partnerships................................         --        18,382        (18,382)            --
                                                 --------       -------       --------       --------
  Total stockholders' equity..................     95,498        18,382        (18,382)        95,498
                                                 --------       -------       --------       --------
Total liabilities, minority interest and
  Stockholders' equity........................   $148,581       $20,079       $ (5,374)      $163,286
                                                 ========       =======       ========       ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                                                   DECEMBER 31, 2002
                                                 -----------------------------------------------------
                                                    BKF          CAP       ELIMINATIONS   CONSOLIDATED
                                                 ---------   -----------   ------------   ------------
                                                 (AUDITED)   (UNAUDITED)                  (UNAUDITED)
ASSETS
Cash and cash equivalents......................  $ 39,100      $    50       $     --       $ 39,150
Investment advisory and incentive fees
  receivable...................................    24,177           --            (31)        24,146
Investments in securities, at value (cost
  $1,304)......................................     1,047           --             --          1,047
Investments in affiliated partnerships.........    26,148           --        (16,766)         9,382
Prepaid expenses and other assets..............     2,008          112             --          2,120
Fixed assets (net of accumulated depreciation
  $3,747)......................................     3,689           --             --          3,689
Deferred tax asset.............................     5,682           --             --          5,682
Goodwill (net of accumulated amortization of
  $8,566)......................................    14,796           --             --         14,796
Investment advisory contracts (net of
  accumulated amortization of $45,558).........    24,531           --             --         24,531
Consolidated affiliated partnerships:
  Due from broker..............................        --       31,746             --         31,746
  Investments in securities at value (cost
     $17,797)..................................        --       17,810             --         17,810
  Investments in unaffiliated partnerships.....        --        4,275             --          4,275
                                                 --------      -------       --------       --------
     Total assets..............................  $141,178      $53,993       $(16,797)      $178,374
                                                 ========      =======       ========       ========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accrued expenses...............................  $  5,087      $   153       $    (31)      $  5,209
Accrued bonuses................................    31,509                          --         31,509
Accrued incentive compensation.................     2,312           --                         2,312
Income taxes payable...........................       532           --             --            532
Consolidated affiliated partnerships:
  Securities sold short from, at value
     (proceeds of $9,450)......................        --        9,395             --          9,395
  Partner contributions received in advance....                  1,150             --          1,150
                                                 --------      -------       --------       --------
     Total liabilities.........................    39,440       10,698            (31)        50,107
                                                 --------      -------       --------       --------
Minority interest in consolidated affiliated
  partnerships.................................        --           --         26,529         26,529
                                                 --------      -------       --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized --
  15,000,000 shares, issued and outstanding --
  6,641,738 shares, respectively...............     6,642           --                         6,642
Additional paid-in capital.....................    64,662           --             --         64,662
Retained earnings..............................    30,434           --             --         30,434
Capital from consolidated affiliated
  partnerships.................................        --       43,295        (43,295)
                                                 --------      -------       --------       --------
     Total stockholders' equity................   101,738       43,295        (43,295)       101,738
                                                 --------      -------       --------       --------
Total liabilities, minority interest and
  stockholders' equity.........................  $141,178      $53,993       $(16,797)      $178,374
                                                 ========      =======       ========       ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

5.  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

     Summary financial information, including the Company's carrying value and income from the non-consolidated AIP is as follows (dollar amounts in thousands):

                                                              SEPTEMBER 30,
                                                                  2003
                                                              -------------
Total AIP assets............................................    $ 925,785
Total AIP liabilities.......................................     (236,237)
Total AIP equity balance....................................      689,548
AIP net earnings............................................       20,810
Company's carrying value (including incentive fees).........       16,588
Company's income on invested capital (excluding accrued
  incentive fees)...........................................          612

     Included in investments in AIP at September 30, 2003 are accrued but unearned incentive allocations approximating $6.5 million and $7.4 million of earned incentive allocations at December 31, 2002.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $1.9 million and $3.3 million payable directly to employee owned and controlled entities ("Employee Entities") for the three months ended September 30, 2003 and 2002, and $5.2 million and $5.6 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts are included in the Company's carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $1.9 million and $3.3 million for the three months ended September 30, 2003 and 2002, and $5.2 million and $5.6 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts are included in the Consolidated Statement of Operations.

     The Company recorded investment advisory fees and incentive allocations/fees from affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $15.5 million and $15.7 million for the three months ended September 30, 2003, and 2002, and $39.8 million and $30.9 million for the nine months ended September 30, 2003 and 2002, respectively.

     Included in investment advisory and incentive fees receivable at September 30, 2003 and December 31, 2002 are $2.6 million and $2.7 million, respectively, of advisory fees from AIP and sponsored offshore vehicles. Also included in investment advisory and incentive fees receivable are $18.5 million and $13.1 million of incentive fees from sponsored offshore investment vehicles (similar to several domestic AIP) at September 30, 2003 and December 31, 2002, respectively.

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

     Deferred tax assets arise from the future tax benefit on deferred and non-cash compensation, unrealized losses on investments, depreciation, accrued lease amendment expense, and utilization of capital losses. Deferred tax liabilities arise from deferred revenues, unrealized gains on investments, and state and local taxes.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

7.  NON-CASH TRANSACTIONS (INCLUDING RSU ACTIVITY)

     On December 11, 2002 the Company commenced a tender offer to exchange 333,308 outstanding options for RSU, on a three for one exchange basis. On January 10, 2003 the tender offer was completed, with a total of 111,105 RSU being granted in exchange for the options tendered. The RSU will vest in two annual installments with fifty percent (50%) vesting on December 31, 2003 and fifty percent (50%) vesting on December 31, 2004. The Company will recognize $2.0 million of compensation expense related to the RSU over the two-year vesting period.

     In January 2002, the Company granted a total of 168,213 RSU to employees with a value of approximately $4.7 million.

     In January 2003, the Company granted 10,500 RSU to non-employee directors of the Company with a value of approximately $192,000. This was granted in lieu of cash payments for Board of Directors and Committee meetings.

     In March 2003, certain executive officers of the Company, who are subject to performance based criteria with regard to their 2002 compensation, and several employees were granted 347,365 RSU with a value of approximately $5.7 million.

     In May 2003, the Company granted 165,700 RSU to several employees with a value of approximately $2.7 million. In addition, the Company granted 1,125 RSU to a newly elected non-employee director of the Company with a value of approximately $18,000. This was granted in lieu of cash payments for Board of Directors and Committee meetings.

     After giving effect for the 2003 RSU activity, the Company has approximately 228,000 shares available for future grants under the Incentive Compensation plan as of September 30, 2003. In addition, the Company has the authority to buy back up to 700,000 shares of BKF stock in the open market which may be used as compensation under the Incentive Compensation plan (subject to Board approval).

     In November 2003 and January 2004, 635,257 RSU are due to be delivered of which 383,881 were elected to be deferred until November 2004 and January 2005 under the Company's employee compensation plan.

8.  LEASE AMENDMENT

     The Company accrued a $5 million expense for a lease amendment related to the surrender of approximately 21,000 square feet (see note 9). The expense will be paid out over the remaining life of the Company's primary office lease, which expires on September 30, 2011. The expense was calculated by taking the total estimated future obligations and discounting it by an imputed interest rate of 6%. The estimated monthly payments will be approximately $65,000.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

9.  SUBSEQUENT EVENTS

     On October 10, 2003, the Company entered a lease amendment surrendering approximately 21,000 square feet, effective November 1, 2003, and assumed rental obligations for approximately 7,000 square feet for the period March 1, 2004 through November 30, 2008. In connection with this amendment the Company accrued expenses related to the space surrendered (see note 8). The amended office space obligations require monthly payments plus escalations through September 2011. At September 30, 2003, the minimum annual rental commitments under the Company's operating leases are as follows (dollar amounts in thousands):

2003 remainder..............................................  $   784
2004........................................................    2,968
2005........................................................    3,002
2006........................................................    3,019
2007........................................................    3,086
Thereafter..................................................   13,831

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

     At September 30, 2003, assets under management were $11.67 billion, up from $10.97 billion a year earlier. Following is a comparison of assets under management (in millions) as defined by product and client type:

                             SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                 2003          2003       2003          2002           2002
                             -------------   --------   ---------   ------------   -------------
VALUE EQUITY ACCOUNTS:
Institutional..............     $ 2,707      $ 2,704     $ 2,372      $ 2,562         $ 2,526
Sub-Advisory...............       2,050        1,991       1,771        1,861           1,730
Non-institutional..........       1,499        1,508       1,385        1,489           1,464
Wrap.......................       2,343        2,532       2,537        2,982           2,955
ALTERNATIVE STRATEGIES:
Event Driven...............       2,303        2,138       1,979        1,849           1,756
Short-Biased...............         398          409         452          452             443
Other Private Investment
  Funds....................         366          273         150           90              95
                                -------      -------     -------      -------         -------
TOTAL......................     $11,666      $11,555     $10,646      $11,285         $10,969
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

  ADVERSE DEVELOPMENTS WITH REGARD TO SIGNIFICANT CUSTOMERS OR RELATIONSHIPS COULD ADVERSELY AFFECT LEVCO'S REVENUES

     As of September 30, 2003, Levco's value equity strategies had approximately 280 customers (counting as single customers each wrap fee program and related family and institutional accounts), of which the ten largest customers generated approximately $13.3 million of investment advisory fees in the first nine months of 2003, or approximately 30% of BKF's asset-based investment advisory fees.

     The five largest value equity customers accounted for approximately 25% of all asset-based investment advisory fees earned in the first nine months of 2003. The loss of any of these customers could have an adverse effect on BKF's revenues.

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

RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the three and nine month periods ended September 30, 2003 and September 30, 2002, respectively. The consolidation of the partnerships does not impact BKF's equity or net income.

  THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

  Revenues

     Total revenues for the third quarter of 2003 were $26.92 million, reflecting an increase of 1.2% from $26.60 million in revenues in the same period in 2002. This increase was primarily attributable to (i) a net realized and unrealized gain on investments from consolidated investment partnerships of $596,000 in the third quarter of 2003 as compared to a loss of $1.29 million in the same period in 2002. The gains/losses on investments from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations.

     Investment advisory fees were $15.58 million in the third quarter of 2003, reflecting a 7.8% increase from $14.45 million in the same period in 2002. The increase in asset-based advisory fees is primarily attributable to the increase in assets managed pursuant to event driven and long/short equity strategies, which was partly offset by a decrease in assets managed in value equity strategies (primarily as a result of the decline in assets managed in wrap programs).

     Incentive fees and allocations were $9.89 million in the third quarter of 2003, reflecting an 18.2% decrease from $12.09 million in the same period in 2002. This decrease was primarily attributable to a decrease in the performance of accounts managed according to short-biased equity strategies, which was partly offset by increased incentive fees and general partner incentive allocations generated by event-driven and long/short equity accounts. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

     Management believes that with regard to the value equity strategies, their underperformance relative to their benchmarks in 2002 has adversely affected BKF's ability to retain existing accounts and attract new accounts with respect to its value equity products. In April 2003, Levco was notified that as of June 20, 2003 it would no longer be able to participate in a wrap fee program. As a result, Levco lost approximately

$175 million in wrap program assets from such program in May and June 2003. In addition, in June 2003, the wrap program through which Levco managed approximately 83% of its wrap program assets as of September 30, 2003 changed the status of Levco so that Levco may continue to accept additional contributions from existing accounts but may not open new accounts in the program. The duration of this change in status is indefinite.

     Net commission income generated by the broker-dealer business declined 48.1% to $481,000 in the third quarter of 2003 from $927,000 in the third quarter of 2002, primarily as the result of a decrease in the number of accounts at the broker-dealer and a decrease in commission rates.

     In the third quarter of 2003, BKF had a net realized and unrealized gain on investments of $200,000 derived from its seed capital investments in non-consolidated investment vehicles pursuing alternative investment strategies. In the third quarter of 2002, BKF had a net realized and unrealized gain of $8,000 on investments in various long only and alternative investment strategies (excluding investments in consolidated investment partnerships).

     Interest income in the third quarter of 2003 (excluding consolidated investment partnerships) was $99,000, reflecting a 38.5% decrease from $161,000 in the same period in 2002. This decrease is primarily attributable to a decrease in interest rates.

     Interest and dividend income from consolidated investment partnerships in the third quarter of 2003 was $81,000, reflecting a 68.6% decrease from $258,000 in the same period in 2002. This decrease is primarily attributable to the decrease in the number, and the corresponding decrease in the assets under management, of the affiliated partnerships being consolidated.

  Expenses

     Total expenses for the third quarter of 2003 were $32.92 million, reflecting an increase of 26.2% from $26.09 million in expenses in the same period in 2002. Total expenses excluding amortization of finite life intangibles were $31.17 million in the third quarter of 2003, reflecting an increase of 28.1% from $24.33 million for the third quarter of 2002. This increase in expenses resulted primarily from a $5.13 million expense taken in the third quarter of 2003 related to a lease amendment that was probable and estimable as of September 30, 2003 (and entered into in October 2003). Under the amendment, BKF relinquished space and reduced its rent expense by approximately $4.4 million over the remaining term of the lease. Through a lease amendment dated September 28, 2001, BKF took the opportunity to obtain an additional 16,000 square feet of space on a floor that was contiguous with its investment and trading operations. Believing that such space provided BKF with important advantages in developing its business, BKF sought to relinquish non-contiguous space elsewhere in the building. The expense accrual was calculated based on the net present value of the payments representing the difference between the amounts that BKF was obligated for on the space it relinquished and the amounts the landlord will receive from the tenant succeeding BKF in the relinquished space.

     Compensation expense was $21.31 million in the third quarter of 2003, reflecting an increase of 15.6% from $18.43 million in the same period in 2002. This increase in compensation expense is primarily attributable to an increase in the percentage of revenues paid as compensation with respect to certain alternative investment products, restricted stock units granted in 2002 and 2003 (including restricted stock units granted in exchange for options), and an increase in the percentage of revenues attributable to alternative investment strategies. Compensation with regard to alternative investment products is determined on a different basis than compensation with regard to value equity products. Compensation expense accruals were made in accordance with compensation guidelines most recently approved by the board of directors in 2001, but in view of market and business conditions, it is anticipated that such compensation guidelines will be reviewed. Such review could result in changes in the manner in which bonus compensation is determined in 2003.

     Occupancy and equipment rental was $1.62 million in the third quarter of 2003, reflecting a 10.7% increase from $1.46 million in the same period in 2002. This increase is attributable to (i) escalations in the lease for the facilities at One Rockefeller Plaza, (ii) real estate tax increases, and (iii) the lease for a business continuity facility in Stamford, Connecticut that commenced in September 2002.

     Other operating expenses were $3.08 million in the third quarter of 2003, reflecting a 28.7% decrease from $4.32 million in the same period in 2002. This decrease was primarily attributable to (i) a decrease in fees to third party marketers for alternative investment products (reflecting a corresponding decrease in revenues attributable to assets raised by such third party marketers) and (ii) decreases in technology and other consulting fees. These decreases were partly offset by increased insurance premiums.

     Other operating expenses from consolidated limited partnerships were $39,000 in the third quarter of 2003, reflecting a 66.9% decrease from $118,000 in the same period in 2002. These expenses are primarily comprised of auditing, tax preparation and legal fees borne directly by the consolidated investment partnerships, and the decrease in such expenses primarily reflects the decrease in the number of partnerships being consolidated during the respective periods.

  Operating Income (Loss)

     Operating loss for the third quarter of 2003 was $6.00 million, as compared to operating income of $514,000 in the same period in 2002. Excluding (i) net realized and unrealized gain on investments and interest and dividend income (including the portions attributable to consolidated investment partnerships),
(ii) the amortization of finite life intangibles, and (iii) lease amendment expense, there was an operating loss in the third quarter of 2003 of $95,000, as compared to operating income of $3.13 million in the same period in 2002.

  Income Taxes

     BKF received an income tax benefit of $2.17 million in the third quarter of 2003, as compared to income tax expense of $1.53 million for the same period in 2002. This tax benefit reflects the loss (as determined without a deduction for the amortization of intangibles) primarily generated by the lease amendment expense accrual. An effective tax rate of 46.1% (before amortization) was used to make the determination with respect to the provision for taxes for the three months ended September 30, 2003, while an effective tax rate of 44.4% (before amortization) was used to calculate the provision for taxes for the three months ended September 30, 2002. The differential in tax rates is primarily due to differences in state allocations.

  NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

  Revenues

     Total revenues for the nine months ended September 30, 2003 were $73.84 million, reflecting an increase of 9.4% from $67.48 million in revenues in the same period in 2002. This increase was primarily attributable to a net realized and unrealized gain on investments from consolidated investment partnerships of $1.76 million in the nine months ended September 30, 2003 as compared to a loss of $5.00 million in the same period in 2002. The gains/losses on investments in consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations.

     Investment advisory fees in the nine months ended September 30, 2003 were $43.83 million, reflecting an 8.4% decrease from $47.85 million in the same period in 2002. This decrease in asset-based advisory fees is primarily attributable to a decrease in assets managed for value equity accounts (as the result of net withdrawals and investment performance), which was partly offset by an increase in assets under management and investment advisory fees for event driven and long/short equity strategies.

     Incentive fees and allocations in the nine months ended September 30, 2003 were $25.45 million, reflecting a 20.5% increase from $21.13 million in the same period in 2002. This increase was primarily attributable to increased assets under management in event driven and long/short equity strategies.

     Net commission income generated by the broker-dealer business declined 37.1% to $1.47 million for the nine months ended September 30, 2003 from $2.34 million in the same period in 2002, primarily as the result of a decrease in the number of accounts at the broker-dealer and a decrease in commission rates.

     In the nine months ended September 30, 2003, BKF had a net realized and unrealized gain on investments of $706,000 primarily derived from its seed capital investments in non-consolidated investment vehicles pursuing alternative investment strategies. In the nine months ended September 30, 2002, BKF had a net realized and unrealized loss of $102,000 on investments in various long only and alternative investment strategies (excluding investments in consolidated investment partnerships).

     Interest income in the nine months ended September 30, 2003 (excluding consolidated investment partnerships) was $328,000, reflecting a 31.2% decrease from $477,000 in the same period in 2002. This decrease is primarily attributable to a decrease in interest rates.

     Interest and dividend income from consolidated investment partnerships in the nine months ended September 30, 2003 was $295,000, reflecting a 62.5% decrease from $786,000 in the same period in 2002. This decrease is primarily attributable to the decrease in the number, and the corresponding decrease in the assets under management, of the affiliated partnerships being consolidated.

  Expenses

     Total expenses for the nine months ended September 30, 2003 were $80.39 million, reflecting an increase of 15.4% from $69.65 million in expenses in the same period in 2002. Total expenses excluding amortization of finite life intangibles were $75.14 million in the nine months ended September 30, 2003, reflecting an increase of 16.7% from $64.39 million in the same period in 2002. This increase in expenses resulted primarily from a $7.53 million increase in compensation expense and a $5.13 million lease amendment expense taken in the third quarter of 2003.

     Compensation expense was $55.80 million for the nine months ended September 30, 2003, reflecting an increase of 15.6% from $48.27 million in the same period in 2002. This increase in compensation expense is primarily attributable to an increase in the percentage of revenues paid as compensation with respect to certain alternative investment products, restricted stock units granted in 2002 and 2003 (including restricted stock units granted in exchange for options), an increase in the percentage of revenues attributable to alternative investment strategies, and the expansion of the investment teams involved in managing alternative investment strategies. Compensation with regard to alternative investment products is determined on a different basis than compensation with regard to value equity products. Compensation expense accruals were made in accordance with compensation guidelines most recently approved by the board of directors in 2001, but in view of market and business conditions, it is anticipated that such compensation guidelines will be reviewed. Such review could result in changes in the manner in which bonus compensation is determined in 2003.

     Occupancy and equipment rental was $4.79 million in the first nine months of 2003, reflecting a 9.9% increase from $4.36 million in the same period in 2002. This increase is attributable to (i) escalations in the lease for the facilities at One Rockefeller Plaza, (ii) real estate tax increases, and (iii) the lease for a business continuity facility in Stamford, Connecticut that commenced in September 2002.

     Other operating expenses were $9.27 million in the first nine months of 2003, reflecting a 19.2% decrease from $11.47 million in the same period in 2002. The decrease was primarily attributable to (i) a decrease in fees to third party marketers for alternative investment products (reflecting a corresponding decrease in revenues attributable to assets raised by such third party marketers) and (ii) decreases in technology and other consulting fees. These decreases were offset by increased insurance premiums.

     Other operating expenses from consolidated limited partnerships were $146,000 in the nine months ended September 30, 2003, reflecting a 49.5% decrease from $289,000 in the same period in 2002. These expenses are primarily comprised of auditing, tax preparation and legal fees expenses borne directly by the consolidated investment partnerships. The decrease resulted primarily from the decrease in the number of partnerships being consolidated during the respective periods.

  Operating Loss

     Operating loss for the nine months ended September 30, 2003 was $6.55 million, as compared to an operating loss of $2.17 million in the same period in 2002. Excluding (i) net realized and unrealized gain on investments and interest and dividend income (including the portions attributable to consolidated investment partnerships), (ii) the amortization of finite life intangibles, and
(iii) lease amendment expense, there was operating income in the nine months ended September 30, 2003 of $742,000, reflecting an 89.3% decrease from operating income of $6.92 million in the same period in 2002.

  Income Taxes

     BKF received an income tax benefit of $1.18 million in the nine months ended September 30, 2003, as compared to income tax expense of $3.23 million for the same period in 2002. This tax benefit reflects the loss (as determined without a deduction for the amortization of intangibles) primarily generated by the lease amendment expense. An effective tax rate of 45.9% (before amortization) was used to make the determination with respect to the provision for taxes for the nine months ended September 30, 2003, while an effective tax rate of 44.6% (before amortization) was used to calculate the provision for taxes for the nine months ended September 30, 2002. The differential in tax rates is due to state allocations.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of September 30, 2003 consist primarily of cash, short term investments and investment advisory and incentive fees receivable. While BKF's daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF's business plan, and such seed capital investments may require substantial financial resources. Due to its relatively small size, BKF may consider a number of options to obtain such seed capital. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At September 30, 2003, BKF had cash and cash equivalents of $45.86 million, compared to $39.15 million at December 31, 2002. This increase primarily reflects the withdrawal of seed capital from affiliated investment partnerships, the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships, which were partly offset by payment of cash bonuses in 2003 which were accrued in 2002. The increase in investment advisory and incentive fees receivable from $24.15 million at December 31, 2002 to $29.06 million at September 30, 2003 primarily reflects the accrual of incentive fees, which was partly offset by the receipt in 2003 of incentive fees earned in 2002.

     The decrease in investments in securities from $1.05 million at December 31, 2002 to $377,000 at September 30, 2003 reflects the return of capital relating to the liquidation of the Van Eck Levin Mid Cap Value Fund during the second quarter, as BKF ceased the development of its mid cap value effort. The decrease in investments in securities from consolidated limited partnerships from $17.81 million at December 31, 2002 to $14.65 million at September 30, 2003, and the decrease in due from broker from consolidated limited partnerships from $31.75 million at December 31, 2002 to zero at September 30, 2003 reflects
(i) the liquidation in the first quarter of 2003 of two investment partnerships and (ii) the de-consolidation of an investment partnership as of January 1, 2003. The increase in prepaid expenses and other assets to $2.49 million at September 30, 2003 from $2.12 million at December 31, 2002 primarily reflects the prepayment of insurance policies. The increase in investments in affiliated investment partnerships from $9.38 million at December 31, 2002 to $16.59 million at September 30, 2003 primarily reflects the de-consolidation of an affiliated investment partnership and the accrual of incentive allocations for the nine months ended September 30, 2003, which were partly offset by the withdrawal of general partner incentive allocations from the unconsolidated, affiliated investment partnerships earned with respect to 2002. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses. Investments in unaffiliated partnerships from consolidated limited partnerships, which rose from $4.28 million at December 31, 2002 to $5.34 million at September 30, 2003 reflects investments made by a consolidated multi-manager, multi-strategy investment partnership.

     Accrued expenses were $3.65 million at September 30, 2003, as compared to $5.21 million at December 31, 2002. The largest component of such expenses is the accrual for third party marketing fees. Such fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. Expenses accrued during the nine months ended September 30, 2003 were offset primarily by the payment of accrued third party marketing fees.

     Accrued bonuses were $33.49 million at September 30, 2003, as compared to $31.51 million at December 31, 2002, reflecting the payment of 2002 bonuses and the accrual for 2003 bonuses.

     The decrease in securities sold short from consolidated limited partnerships from $9.40 million at December 31, 2002 to $365,000 at September 30, 2003 reflects (i) the liquidation in the first quarter of 2003 of two investment partnerships and (ii) the de-consolidation of an investment partnership as of January 1, 2003.

     The increase in accrued incentive compensation to $8.00 million at September 30, 2003 from $2.31 million at December 31, 2002 reflects the granting of restricted stock units during the period.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. Except for its lease commitments, which are discussed in Note 9 in the Notes to the Consolidated Financial Statements in BKF's Annual Report on Form 10-K for the year ended December 31, 2002 and in Notes 8 and 9 in this Quarterly Report on Form 10-Q, BKF has no material commitments for capital expenditures. BKF has capitalized expenses of approximately $1.1 million in connection with improving its facilities currently under lease and expects to spend approximately $1.5 million more in connection with such improvements, which expenditures will be amortized over the life of the lease.

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

ITEM 4.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of BKF's management, including the CEO and CFO, of the effectiveness of the design and operation of BKF's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, BKF's management, including the CEO and CFO, concluded that BKF's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in BKF's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during BKF's most recent quarter that has materially affected, or is reasonably likely to materially affect, BKF's internal control over financial reporting.

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     The Summary Compensation Table in the proxy statement filed under Schedule 14A by BKF with the Securities and Exchange Commission on April 16, 2003, and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2002, understated the bonus compensation received by Messrs. Levin, Rogers and Aigen by $491,846, $126,711 and $120,358, respectively. A restated Summary Compensation Table follows:

                             SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                             COMPENSATION AWARDS
                                             ANNUAL COMPENSATION           ------------------------
                                      ----------------------------------   RESTRICTED    SECURITIES
                                                            OTHER ANNUAL     STOCK       UNDERLYING    ALL OTHER
NAME AND                              SALARY      BONUS     COMPENSATION     AWARD        OPTIONS     COMPENSATION
PRINCIPAL POSITION             YEAR     ($)        ($)          (1)           ($)          (2)(#)         ($)
------------------             ----   -------   ---------   ------------   ----------    ----------   ------------
John A. Levin................  2002   886,819   2,218,737         --       2,644,204(3)        --        12,000(11)
  Chairman, Chief Executive    2001   864,472   3,987,621         --              --       45,000        10,500(11)
  Officer and President        2000   837,624   1,956,962         --       1,499,673(4)        --        10,500(11)

Gregory T. Rogers............  2002   417,519     910,094         --         679,719(5)        --        11,000(11)
  Executive Vice President     2001   406,991   1,303,900         --              --       20,000        10,500(11)
  and Chief Operating Officer  2000   375,883     785,500         --       1,366,008(6)        --        10,500(11)

Glenn A. Aigen...............  2002   240,074     942,210         --         426,899(7)        --        11,000(11)
  Senior Vice President        2001   234,025   1,259,580         --              --       15,000        10,500(11)
  and Chief Financial Officer  2000   192,800     807,200         --       1,366,008(8)    24,393        10,500(11)

Norris Nissim................  2002   230,290     169,000         --          79,575(9)        --        11,000(11)
  Vice President               2001   224,489     214,500         --              --        7,300        10,500(11)
  and General Counsel          2000   217,519     124,500         --         105,000(10)       --        10,500(11)

---------------

 (1) With respect to each of the Named Executive Officers, perquisites and other benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus.

 (2) All option grants were made under the Company's 1998 Incentive Compensation Plan.

 (3) Represents grant date value of 161,725 RSUs granted on March 12, 2003 with respect to 2002 bonus compensation. With respect to 71,320 of these RSUs, one third will vest on each of December 31, 2003, December 31, 2004 and December 31, 2005, but the delivery of the shares of common stock underlying the RSUs will not occur until December 31, 2005, and delivery can be deferred by the Named Executive Officer. With respect to the other 90,405 RSUs, such RSUs will vest on December 3, 2005, but the delivery of shares of common stock underlying the RSUs may be deferred by the Named Executive Officer.

     As of December 31, 2002, Mr. Levin held an additional 85,917 RSUs with an aggregate value of $1,516,435.

 (4) Represents the grant date value of 71,413 restricted stock units ("RSUs") granted on January 12, 2001 with respect to 2000 bonus compensation. The shares underlying such RSUs may not be delivered prior to January 12, 2004.

 (5) Represents grant date value of 41,573 RSUs granted on March 12, 2003 with respect to 2002 bonus compensation. With respect to 13,240 of these RSUs, one third will vest on each of December 31, 2003, December 31, 2004 and December 31, 2005, but the delivery of the shares of common stock underlying the RSUs will not occur until December 31, 2005, and delivery can be deferred by the Named Executive Officer. With respect to the other 28,333 RSUs, such RSUs will vest on December 3, 2005, but the delivery of shares of common stock underlying the RSUs may be deferred by the Named Executive Officer.

     In addition, as of December 31, 2002, Mr. Rogers held 65,048 RSUs with an aggregate value of $1,148,097.

 (6) Represents the grant date value of 65,048 RSUs granted on January 12, 2001 with respect to 2000 bonus compensation. The shares underlying such RSUs may not be delivered prior to January 12, 2004.

 (7) Represents grant date value of 26,110 RSUs granted on March 12, 2003 with respect to 2002 bonus compensation. With respect to 6,110 of these RSUs, one third will vest on each of December 31, 2003, December 31, 2004 and December 31, 2005, but the delivery of the shares of common stock underlying the RSUs will not occur until December 31, 2005, and delivery can be deferred by the Named Executive Officer. With respect to the other 20,000 RSUs, such RSUs will vest on December 3, 2005, but the delivery of shares of common stock underlying the RSUs may be deferred by the Named Executive Officer.

     As of December 31, 2002, Mr. Aigen held an additional 66,430 RSUs with an aggregate value of $1,172,490.

 (8) Represents the grant date value of 65,048 RSUs granted on January 12, 2001 with respect to 2000 bonus compensation. The shares underlying such RSUs may not be delivered prior to January 12, 2004.

 (9) Represents grant date value of 4,867 RSUs granted on March 12, 2003 with respect to 2002 bonus compensation. The RSUs will vest on December 3, 2005, but the delivery of shares of common stock underlying the RSUs may be deferred by the Named Executive Officer.

     As of December 31, 2002, Mr. Nissim held an additional 5,000 RSUs with an aggregate value of $88,250.

(10) Represents the grant date value of 5,000 RSU's granted on January 12, 2001 with respect to 2000 bonus compensation. The shares underlying such RSU's may not be delivered prior to January 12, 2004.

(11) Represents amounts contributed to the Company's 401(k) plan by the Company.
                             ---------------------
     This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Reform Act. For those statements, BKF claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and BKF's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability of qualified personnel; the performance of the securities markets and of value stocks in particular; the investment performance of client accounts; the retention of significant client and/or distribution relationships; competition; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred to in this document and in BKF's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF's control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF's policy generally not to make any specific projections as to future earnings, and BKF does not endorse any projections regarding future performance that may be made by third parties.

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

Date: November 14, 2003