Form 10-K
period 2003-12-31
BKF CAPITAL GROUP INC
filed 2004-03-15
CIK 9235

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO            ,
              .

                          COMMISSION FILE NO. 1-10024
                            BKF CAPITAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-0767530
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]    No [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $130,942,081 (based on the closing sale price of $21.83 on June 30, 2003 as reported by the New York Stock Exchange-Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

    At March 1, 2004, 6,841,592 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of the definitive Proxy Statement (the "Proxy Statement") of the registrant for its 2003 Annual Meeting of Stockholders to be held on May 13, 2004, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2003.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     BKF Capital Group, Inc. ("BKF") operates entirely through John A. Levin & Co., Inc. ("John A. Levin & Co."), an SEC-registered investment adviser, and its related entities. John A. Levin & Co. owns 100% of LEVCO Securities, Inc. ("LEVCO Securities"), a registered broker-dealer, and Levco GP, Inc. ("Levco GP"), which is the general partner of several investment partnerships managed by Levco, which are referred to as the "Levco Partnerships." Levin Management Co., Inc. ("Levin Management"), which owns 100% of John A. Levin & Co., provides administrative and management services to John A. Levin & Co. and its related companies. Levin Management and all its subsidiaries are referred to collectively herein as "Levco."

     BKF was incorporated in Delaware in 1954. Its executive offices are located at One Rockefeller Plaza, New York, New York 10020. Its telephone number is
(212) 332-8400, and its website address is www.bkfcapital.com. BKF makes available its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, free of charge, on its website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

                                   Flow Chart

PRODUCTS AND SERVICES

     Levco is an investment adviser registered under the Investment Advisers Act of 1940, as amended, that specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Levco offers long-only equity strategies as well as a range of alternative investment products and other more specialized investment programs. As of December 31, 2003, assets under management were approximately $12.7 billion.

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

     The following chart summarizes the assets under management of Levco as of December 31, 2003.

                                  (PIE CHART)

     Institutional and Individual Separate Accounts. As of December 31, 2003, directly managed institutional accounts represented approximately 23.3% of Levco's total assets under management, with a total market value of approximately $3.0 billion. As of such date, Levco served as investment adviser to in excess of 125 separate institutional accounts. The average institutional account value at December 31, 2003 was approximately $24 million.

     Levco also directly manages accounts for individuals, which comprised approximately 13.0% of Levco's total assets under management as of December 31, 2003, with a total market value of approximately $1.6 billion. As of December 31, 2003, Levco's individual client base represented approximately 440 accounts, the average value of which was approximately $4 million.

     Sub-Advisory Relationships. Levco has established a number of relationships in which it acts as a sub-adviser to a financial intermediary. These financial intermediaries include defined contribution plan platform providers, sponsors of registered investment fund complexes and sponsors of other commingled vehicles. As of December 31, 2003, assets managed pursuant to such sub-advisory relationships totaled approximately $2.3 billion, representing approximately 18.2% of Levco's total assets under management. The single largest sub-advisory relationship totaled approximately $1.3 billion, representing approximately 10.6% of Levco's total assets under management. Registered investment funds to which Levco acted as an adviser or sub-adviser as of December 31, 2003 accounted for approximately $700 million, or approximately 6%, of assets under management.

     Wrap Fee Accounts. Levco participates in a number of wrap fee programs sponsored by financial institutions. In such programs, clients pay the sponsoring broker an asset-based fee that covers brokerage commissions, advisory services, custodial fees and other reporting and administrative services. Investors are able to select Levco from among a limited number of managers participating in the program, and Levco receives a portion of the wrap fee paid by the clients who select Levco to manage their accounts through the program. With approximately $2.5 billion of managed assets as of December 31, 2003, wrap fee accounts represented approximately 19.8% of Levco's total assets under management. Of this total, approximately $2.1 billion, or approximately 16% of Levco's total assets under management, were with a single sponsor. As of such date, Levco was being permitted by this sponsor to accept additional assets into existing accounts, but was not permitted to open new accounts within the program. Levco has not been informed as to when its status in the program will change. As of December 31, 2003, Levco had approximately 12,000 wrap fee accounts, the average value of which was approximately $200,000.

     Event-Driven Accounts. As of December 31, 2003, event-driven accounts, with a total market value of approximately $2.4 billion, represented approximately 19.1% of Levco's total assets under management. These accounts invest in event-driven situations, including (i) merger arbitrage and event arbitrage transactions, (ii) corporate restructuring and other event driven situations, (iii) convertible securities on an outright and hedged basis, (iv) subordinated debt, debt claims, bank debt and other loans that are potentially volatile, including securities in undervalued, vulnerable, distressed and bankrupt entities, and (v) other securities or instruments in which the strategy may realize value based on fundamental factors.

     Long-Short Equity Accounts. In May 2002, Levco launched a fundamental, trading-oriented long/short equity strategy which, as of December 31, 2003, had approximately $434 million in assets under management. These accounts, which include proprietary private investment vehicles and separately managed accounts, represent approximately 3.4% of Levco's total assets under management.

     Short-Biased Accounts. As of December 31, 2003, short-biased accounts, with a total market value of approximately $340 million, represented approximately 2.7% of Levco's total assets under management. These accounts comprise a number of proprietary unregistered investment funds that employ a short-biased alternative investment strategy.

     Other Private Investment Funds. As of December 31, 2003, proprietary unregistered investment funds following a variety of alternative investment strategies, with a total market value of approximately $67 million (excluding the event driven, short-biased and certain long/short vehicles), represented approximately 0.5% of Levco's total assets under management.

     The table below shows the assets under management of Levco at the dates indicated:

                            ASSETS UNDER MANAGEMENT

                                                                         AT DECEMBER 31,
                                                          ----------------------------------------------
                                                           2003      2002      2001      2000      1999
                                                          -------   -------   -------   -------   ------
                                                                          (IN MILLIONS)
LONG-ONLY ACCOUNTS:
Institutional Accounts..................................  $ 2,953   $ 2,562   $ 3,772   $ 3,262   $3,256
Sub-advisory Accounts...................................    2,306     1,861     2,169     1,802    1,080
Non-institutional Accounts..............................    1,640     1,489     2,000     2,196    1,900
Wrap Fee Accounts.......................................    2,502     2,982     4,448     2,975    1,450
ALTERNATIVE STRATEGIES:
Event Driven Accounts...................................    2,418     1,849     1,533     1,071      642
Long/Short Accounts.....................................      434        18        --        --       --
Short-Biased Accounts...................................      340       452       310       179      102
Other Private Investment Funds..........................       67        72        34        23       14
                                                          -------   -------   -------   -------   ------
TOTAL...................................................  $12,660   $11,285   $14,266   $11,508   $8,444
                                                          =======   =======   =======   =======   ======

     The growth in assets under management between 1999 and 2001 was generated by maintaining a relatively stable client base, attracting new clients, entering the wrap fee business, and developing the event-driven product, as well as through market appreciation of assets under management. The decline experienced in 2002 resulted from a decline in the market value of the long only portfolios as well as net outflows with regard to such portfolios. The growth experienced in 2003 reflected market appreciation of assets under management, which was partially offset by net outflows from the long only strategies.

DISTRIBUTION

     As of December 31, 2003, Levco employed 28 marketing and client service professionals. This group includes field forces focused on attracting assets through wrap fee programs and institutional accounts, internal marketing personnel, a client servicing team, a private client group and additional marketing support and information resource staff. These groups are responsible for communications with clients, consultants and financial intermediaries, as well as for the production of marketing materials. Senior investment professionals assist in the marketing effort by taking part in client presentations or meetings.

     Levco also has solicitation arrangements with third parties whereby such third parties, in accordance with applicable laws and regulations, solicit clients for Levco investment products (primarily alternative investment strategies) and are compensated by Levco for such services.

     With respect to the long only strategies, distribution efforts are focused mainly in the United States. With respect to the event driven product and alternative investment strategies generally, extensive marketing efforts are directed towards U.S. and non-U.S. clients.

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

                          COMPARISON OF ANNUAL RETURNS

                       2003     2002     2001    2000    1999    1998    1997    1996    1995    1994    1993
                       -----   ------   ------   -----   -----   -----   -----   -----   -----   -----   -----
Levco Composite
  (net)..............  29.54%  (27.36)%  (4.37)% 15.41%  16.90%  15.87%  23.01%  21.02%  32.95%   0.71%  13.82%
S&P 500 Index........  28.68   (22.10)  (11.88)  (9.11)  21.04   28.58   33.36   22.96   37.58    1.32   10.08
Russell 1000 Value
  Index..............  30.03   (15.52)   (5.59)   7.01    7.35   15.63   35.18   21.64   38.35   (1.99)  18.12

                                                                                                   SINCE
                                          1992    1991    1990    1989    1988    1987    1986      1986
                                          -----   -----   -----   -----   -----   -----   -----   --------
Levco Composite (net)...................  14.08%  25.36%  (3.40)% 29.21%  22.52%  12.88%  15.23%    916.22
S&P 500 Index...........................   7.62   30.47   (3.10)  31.69   16.61    5.25   18.67     720.38
Russell 1000 Value Index................  13.81   24.61   (8.08)  25.19   23.16     .50   19.98     776.89

PAST PERFORMANCE IS NOT A GUARANTEE OF FUTURE PERFORMANCE.

NOTES TO COMPARISON OF ANNUAL RETURNS

     Basis of Presentation: Eisner LLP examined the investment performance results for the Levco composite for the years 1986 through 1995 and 1998 through 2001. Ernst & Young LLP examined the investment performance results for the period January 1, 1996 through December 31, 1997. Performance for 2002 and 2003 will be examined by Eisner LLP.

     The investment performance results have been prepared in compliance with the Association for Investment Management and Research ("AIMR") Performance Presentation Standards from January 1, 1993 through December 31, 2003. The full period is not in compliance because, for periods prior to January 1, 1993, size-weighted composite returns were calculated using end-of-period market values rather than the beginning-of-period market values required by AIMR. AIMR has not been involved with the preparation or review of this Annual Report on Form 10-K.

     Managed Accounts: Levco's composite includes all fee paying accounts managed on a fully discretionary basis pursuant to a large cap style, including taxable and tax-exempt accounts, except: accounts managed for immediate family of employees, accounts with assets under $1,000,000, one account for which only the equity portion of the portfolio is managed, accounts for pooled vehicles and similarly managed accounts utilizing investment strategies different from the strategy utilized by the accounts included in the composite, and accounts managed under a broker-sponsored wrap-fee program.

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

EMPLOYEES

     As of December 31, 2003, BKF and its subsidiaries employed 142 people, including 51 investment professionals, of whom 22 were primarily portfolio managers, 19 were primarily securities analysts and 10 were traders or trading associates.

BUSINESS STRATEGY

     The achievement of strong performance returns is the foundation on which Levco's business strategy is based. Levco seeks to capitalize on the strength of its long-term performance record and its experienced investment and professional staff to increase its assets under management. Its business strategy contains the following key elements:

     Attracting and Retaining Experienced Professionals. As an investment management firm focused on active portfolio management, fundamental research and superior client service, Levco's goal is to attract and retain the talent necessary to implement its investment strategies and service its clients. Each of the other elements of its business strategy is highly dependent on the attraction and retention of qualified personnel. Management believes that allowing employees to develop an important stake in the success of BKF will be a key factor in the achievement of its business objectives.

     Development of Complementary Long-Only Strategies. In addition to its large cap value strategy, Levco has developed equity income, all cap concentrated value strategies. In 2003, Levco also hired two portfolio managers/securities analysts with expertise in the small cap sector. Management believes the continued development of long-only strategies, including through the addition of skilled investment personnel through recruitment and teams lift-outs, will make Levco more attractive to existing and potential clients by enabling it to offer a wider range of products.

     Development of Alternative Investment Strategies. The development of alternative investment strategies has added depth and breadth to Levco's research efforts and allowed for a broader range of product offerings. The event driven product has significantly increased its assets under management over the past five years and, since it receives incentive fees, BKF has seen its revenues from this product increase dramatically. A fundamental, trading-oriented long/short strategy has also grown rapidly since its inception in May 2002. During the bear market in 2001 and 2002, Levco's short biased alternative investment strategy also enjoyed significant growth in assets and revenues. Alternative investment strategies, however, do face capacity constraints. Levco is seeking to increase its ability to manage assets in alternative investment strategies through the addition of skilled investment personnel, increased marketing of existing alternative investment strategies that have significant unused capacity, and the development of new alternative investment products. In 2001, Levco hired personnel to manage portfolios focused on distressed debt, and in July 2001 two private investment vehicles were launched to pursue this strategy (whose assets are included within our event-driven product). In 2002, Levco hired personnel to manage a long/short trading oriented alternative investment strategy, and two private investment vehicles were launched to pursue this strategy. In 2003, Levco hired a portfolio manager who is managing a vehicle that is pursuing a fundamentally based, long/short strategy focused on the small/mid cap equity sector.

     Strengthen Presence in Target Markets. Levco intends to devote sufficient resources to maintain its existing relationships with target client segments, including institutions, sub-advisers, financial intermediaries and private clients. The required efforts include maintaining a field force and strong client servicing efforts with respect to each of these target segments.

     Development of Operational Infrastructure. Levco has developed an operational infrastructure featuring dedicated portfolio administration, technology and legal/compliance teams. Management believes that the maintenance of a strong infrastructure that creates operational efficiencies is an essential aspect of its plan to grow and develop multiple long only and alternative investment strategies.

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

RISK FACTORS

     In addition to the risks referred to elsewhere in this Annual Report on Form 10-K, the following risks, among others, sometimes have affected, and in the future could affect BKF's business, financial condition or results of operations. The risks described below are not the only ones facing BKF. Additional risks not presently known to BKF or that BKF currently deems insignificant may also impact its business.

LEVCO IS DEPENDENT ON KEY PERSONNEL

     Levco is largely dependent on the efforts of its senior investment professionals managing the long only strategies and the event driven, short-biased and long/short equity products. Levco is also dependent on the efforts of Mr. John A. Levin, the chairman and chief executive officer of BKF. The loss of the services of key investment personnel, including Mr. Levin, could have a material adverse effect on Levco because it could jeopardize its relationships with clients and result in the loss of those accounts. In the case of alternative investment strategies, the loss of the senior investment professionals managing the strategy could result in the discontinuance of the strategy by Levco. In 2003, the event driven strategies, which are primarily dependent on two senior portfolio managers, represented approximately 31% of the asset based investment advisory fees, approximately 89% of the incentive fees and approximately 53% of BKF's total fees (see Item 6 -- Selected Financial
Data). Levco's key investment personnel, including Mr. Levin, are not subject to employment contracts.

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

     In December 1998, BKF adopted an incentive compensation plan (most recently amended in 2001) to give Levco the ability to attract and retain talented professionals with equity-based and cash compensation. Determinations with regard to the implementation of this plan are made by the Compensation Committee of the board of directors of BKF on a regular basis. Because BKF is a relatively small public company, the value of the equity awards that may be offered to professionals may be limited relative to what competitors may offer. If the price of BKF stock decreases, no assurance can be given that the equity-based compensation will serve its purpose to attract and retain talented professionals.

LEVCO IS DEPENDENT ON A LIMITED NUMBER OF INVESTMENT PRODUCTS

     Levco currently derives most of its revenues from two investment products -- a large cap value strategy and an event-driven alternative investment product. While the large cap value strategy and the event-driven investment products may often perform differently in a given investment environment, adverse developments with regard to any of these products could have a material adverse effect on Levco's business.

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

     Levco also offers event-driven and other alternative investment strategies. The failure to implement these strategies effectively could likewise impact Levco's revenues.

ADVERSE DEVELOPMENTS WITH REGARD TO SIGNIFICANT CUSTOMERS OR RELATIONSHIPS COULD ADVERSELY AFFECT LEVCO'S REVENUES

     As of December 31, 2003, Levco had approximately 290 customers (counting as single customers each wrap fee program and related family and institutional accounts and excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies), of which the ten largest customers generated approximately $17.97 million of revenues for Levco in 2003 (including incentive fees), or approximately 18.6% of BKF's total fees (see Item
6 -- Selected Financial Data).

     The five largest customers for long-only equity products accounted for approximately 41.5% of all asset-based investment advisory fees earned in 2003 with respect to such products. The loss of any of these customers could have an adverse effect on BKF's revenues.

     In the institutional marketplace, consultants play a key role in selecting investment managers for their clients. In the event that a consultant advising current clients of Levco takes a negative view of Levco, Levco could lose a number of accounts related to that consultant.

A DECREASE IN LEVCO'S MANAGEMENT FEES, THE CANCELLATION OF INVESTMENT MANAGEMENT AGREEMENTS OR POOR INVESTMENT PERFORMANCE BY THE LEVCO PRIVATE INVESTMENT FUNDS COULD ADVERSELY AFFECT LEVCO'S RESULTS

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

GOVERNMENT REGULATIONS MAY ADVERSELY AFFECT LEVCO AND BKF

     Virtually all aspects of Levco's business are subject to various federal and state laws and regulations. Levco is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational and disclosure obligations. John A. Levin & Co. is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and Levco GP is registered with that agency as a commodity pool operator. John
A. Levin & Co. and Levco GP are members of the National Futures Association. LEVCO Securities is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board. In addition, Levco is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a "fiduciary" with respect to certain clients. Furthermore, BKF, as a publicly traded company listed on the New York Stock Exchange, is subject to the federal securities laws, including the Securities Exchange Act of 1934, as amended, and the requirements of the exchange.

     These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Levco or BKF from conducting its business if it fails to comply with these laws and regulations. If Levco or BKF fails to comply with these laws and regulations, these agencies may impose sanctions, including the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration, and other censures and fines. Even if in compliance with all laws and regulations, changes in these laws or regulations could adversely affect BKF's profitability and operations and its ability to conduct certain businesses in which it is currently engaged.

TERRORIST ATTACKS COULD ADVERSELY AFFECT BKF

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

ITEM 2.  PROPERTIES

     BKF's executive offices are located at One Rockefeller Plaza, New York, New York. BKF's offices currently encompass approximately 51,000 square feet and are governed by a lease which expires September 30, 2011. Under this lease, BKF will acquire an additional 7,000 square feet for a period commencing in the second quarter of 2004 and concluding on November 30, 2008. The majority of BKF's operations are conducted at this location. BKF believes that these facilities are adequate for its current and anticipated levels of operation. BKF also maintains a business continuity facility located at Five River Bend, Stamford, Connecticut. This facility encompasses approximately 5,000 square feet and is governed by a lease which expires September 30, 2011.

ITEM 3.  LEGAL PROCEEDINGS

     Neither BKF, Levco nor their affiliates are currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
         MATTERS

     BKF's common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "BKF". At the close of business of March 12, 2004, there were 681 holders of record of BKF's common stock.

     The following table sets forth for the periods indicated the high and low reported sale prices per share for the common stock as reported on the NYSE:

                                                                  STOCK PRICE RANGES
                                                              --------------------------
                                                               HIGH                LOW
                                                              ------              ------
First quarter 2003..........................................  $18.45              $16.24
Second quarter 2003.........................................  $22.28              $15.65
Third quarter 2003..........................................  $24.50              $20.15
Fourth quarter 2003.........................................  $25.15              $21.75
First quarter 2002..........................................  $30.29              $26.51
Second quarter 2002.........................................  $32.36              $27.90
Third quarter 2002..........................................  $28.85              $20.80
Fourth quarter 2002.........................................  $20.83              $17.35

DIVIDENDS

     BKF did not declare or pay any dividends in 2002 or 2003. The declaration and payment of dividends by BKF is in the discretion of the board of directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF. The board of directors will determine future dividend policy based on the results of operations, financial condition, capital requirements and other circumstances.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived in part from BKF's audited 2003, 2002 and 2001 and previous years' unaudited consolidated pro forma statements of operations and should be read in conjunction with such statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. All amounts are in millions, excluding share and per share data.

                                                       Year Ended December 31,
                                   ----------------------------------------------------------------
                                                                           Pro Forma     Pro Forma
                                      2003       2002(A)        2001         2000          1999
                                   ----------   ----------   ----------   -----------   -----------
                                   (audited)    (audited)    (audited)    (unaudited)   (unaudited)
REVENUES:
Investments Management Fees
  (IMF):
Advisory.........................  $     25.0   $     29.3   $     33.3   $     29.6    $     28.9
Wrap Accounts....................        10.2         16.4         16.6         10.3           5.2
Event-Driven.....................        18.7         12.7          8.6          4.5           2.0
Long-Short.......................         2.4           --           --           --            --
Short Biased.....................         4.0          3.4          2.0          1.2           0.9
                                   ----------   ----------   ----------   ----------    ----------
     Total IMF Fees..............        60.3         61.8         60.5         45.6          37.0
Incentive Fees and Allocations:
Event-Driven.....................        32.2         17.4         22.2         24.4           9.5
Long-Short.......................         5.2          0.1           --           --            --
Short Biased(2)..................        (2.3)         6.8          2.1          1.5           0.2
Other............................         1.2          0.3          4.1          3.4           0.6
                                   ----------   ----------   ----------   ----------    ----------
     Total Incentive Fees........        36.3         24.6         28.4         29.3          10.3
  Total Fees.....................        96.6         86.4         88.9         74.9          47.3
Other............................         2.0          2.9          2.5          1.7           1.4
                                   ----------   ----------   ----------   ----------    ----------
Total Revenues...................        98.6         89.3         91.4         76.6          48.7
EXPENSES:
Employee Compensation and
  Benefits.......................        77.8         61.8         60.1         57.4          26.3
Non- Compensation Expenses.......        25.7         20.6         15.4         11.7           8.8
                                   ----------   ----------   ----------   ----------    ----------
Total Expenses...................       103.5         82.4         75.5         69.1          35.1
                                   ----------   ----------   ----------   ----------    ----------
INCOME (LOSS) BEFORE INTEREST,
  TAXES AND AMORTIZATION.........        (4.9)         6.9         15.9          7.5          13.6
                                   ----------   ----------   ----------   ----------    ----------
Net investment income............         1.5          1.0          2.9          1.5           0.4
Net investment
  income -- consolidated
  affiliated partnerships
  ("CAP")........................         2.6         (2.9)          --           --            --
Minority interest from CAP.......        (1.7)         3.3           --           --            --
Amortization of intangibles......        (7.0)        (7.0)        (9.5)        (7.6)        (11.9)
                                   ----------   ----------   ----------   ----------    ----------
Income (loss) before taxes.......        (9.5)         1.3          9.3          1.4           2.1
Income tax expense (benefit).....        (1.1)         3.7          7.8         (0.7)          6.5
                                   ----------   ----------   ----------   ----------    ----------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE....        (8.4)        (2.4)         1.5          2.1          (4.4)

                                                       Year Ended December 31,
                                   ----------------------------------------------------------------
                                                                           Pro Forma     Pro Forma
                                      2003       2002(A)        2001         2000          1999
                                   ----------   ----------   ----------   -----------   -----------
                                   (audited)    (audited)    (audited)    (unaudited)   (unaudited)
Cumulative effect of accounting
  change.........................          --           --           --        (53.4)           --
                                   ----------   ----------   ----------   ----------    ----------
NET INCOME (LOSS)................  $     (8.4)  $     (2.4)  $      1.5   $    (51.3)   $     (4.4)
                                   ==========   ==========   ==========   ==========    ==========
PER SHARE DATA:
Basic:
Income (loss) before cumulative
  effect of accounting change....  $    (1.26)  $    (0.37)  $     0.23   $     0.32    $    (0.67)
Cumulative effect of accounting
  change.........................          --           --           --        (8.21)           --
                                   ----------   ----------   ----------   ----------    ----------
Net income (loss)................  $    (1.26)  $    (0.37)  $     0.23   $    (7.89)   $    (0.67)
                                   ==========   ==========   ==========   ==========    ==========
Diluted:
Income (loss) before cumulative
  effect of accounting change....  $    (1.26)  $    (0.37)  $     0.20   $     0.32    $    (0.67)
Cumulative effect of accounting
  change.........................          --           --           --        (8.15)           --
                                   ----------   ----------   ----------   ----------    ----------
Net income (loss)................  $    (1.26)  $    (0.37)  $     0.20   $    (7.83)   $    (0.67)
                                   ==========   ==========   ==========   ==========    ==========
Basic weighted average shares
  outstanding(1).................   6,673,371    6,624,313    6,546,077    6,504,890     6,504,852
                                   ==========   ==========   ==========   ==========    ==========
Diluted weighted average shares
  outstanding(1).................   6,673,371    6,624,313    7,364,333    6,549,889     6,504,852
                                   ==========   ==========   ==========   ==========    ==========

---------------

(1)- Gives effect for reverse stock split of 1 for 6 effectuated January 7, 2000. Assumes same amount of shares were outstanding throughout period

(a)  adjusted--see Note 4 to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BKF operates entirely through Levco, an investment adviser registered with the Securities and Exchange Commission. Levco specializes in managing equity portfolios for institutional and individual investors. Levco offers long-only equity strategies as well as a range of alternative investment products and other more specialized investment programs. Most clients are based in the United States, though a significant portion of investors in the alternative investment products are located outside the United States.

     Levco acts as the managing general partner of a number of investment partnerships and also acts as an adviser to private investment vehicles organized outside the United States.

     With respect to accounts managed pursuant to its long only equity strategies, Levco generally receives advisory fees based on a percentage of the market value of assets under management, including market appreciation or depreciation and client contributions and withdrawals. In some cases, Levco receives performance-based fees from accounts pursuing long-only equity strategies. With respect to private investment vehicles and separate accounts managed pursuant to similar strategies, Levco is generally entitled to receive both a fixed management fee based on a percentage of the assets under management and a share of net profits.

     At December 31, 2003, assets under management at Levco were $12.7 billion, compared to $11.3 billion a year earlier. Following is a comparison of Levco's assets under management as defined by product and client type:

                                                                    AT DECEMBER 31,
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
LONG-ONLY ACCOUNTS:
Institutional Accounts......................................  $ 2,953   $ 2,562   $ 3,772
Sub-advisory Accounts.......................................    2,306     1,861     2,169
Non-institutional Accounts..................................    1,640     1,489     2,000
Wrap Fee Accounts...........................................    2,502     2,982     4,448
ALTERNATIVE STRATEGIES:
Event Driven Accounts.......................................    2,418     1,849     1,533
Long/Short Accounts.........................................      434        18
Short-Biased Accounts.......................................      340       452       310
Other Private Investment Funds..............................       67        72        34
                                                              -------   -------   -------
TOTAL.......................................................  $12,660   $11,285   $14,266
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

     The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition at December 31, 2003, 2002 and 2001, and the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 of BKF Capital Group, Inc. and Subsidiaries (which are included elsewhere herein) and should be read in conjunction with such financial statements. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated investment partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the annual periods ended December 31, 2003 and 2002. The consolidation of the partnerships does not impact BKF's equity or net income.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO YEAR ENDED DECEMBER 31, 2002.

Revenues

     Total revenues for 2003 were $102.74 million, reflecting an increase of 17.5% from $87.41 million in revenues in 2002. This increase was primarily attributable to (i) a 47.6% increase in incentive fees and allocations from $24.59 million to $36.29 million and (ii) a net realized and unrealized gain on investments from consolidated investment partnerships of $2.32 million in 2003 as compared to a loss of $3.54 million in 2002. The gains/losses on investments from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations. These gains were partly offset by a 2.4% decrease in investment advisory fees (excluding incentive fees and allocations) to $60.32 million in 2003 from $61.83 million in 2002.

     The increase in incentive fees primarily resulted from an increase in assets under management in the event-driven and long/short equity products. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. In 2003, incentive fees were reduced by the reversal of accruals made in 2002 with respect to an account following a short-biased strategy that had a June 30 fiscal year end. The decrease in investment advisory fees was attributable to (1) a decrease in the average assets under management pursuant to the long-only strategies and (2) a decrease in the average fees paid with respect to accounts managed pursuant to such strategies, which decrease was partially offset by the increase in investment advisory fees attributable to event-driven and long/short equity strategies.

     The percentage of total fees attributable to event driven strategies increased to approximately 53% in 2003 from 35% in 2002.

     Net commission income generated by the broker-dealer business fell 31.3% to $2.02 million in 2003 from $2.94 million in 2002, primarily as the result of a decrease in the number of accounts at the broker-dealer and a decrease in commission rates.

     In 2003, BKF had realized and unrealized gains on investments (excluding consolidated affiliated partnerships) of $1.02 million, comprised primarily of
(1) the receipt of approximately $189,000 from the settlement of class action suits relating to investments made by BKF during the time it was a registered investment company and (2) net gains of $785,000 in its investments in a range of alternative investment strategies (excluding $8.93 million in incentive allocations from affiliated partnerships). As of year end, approximately $8.10 million (excluding incentive allocations) was invested in such strategies. In 2002, BKF had realized and unrealized gains on investments (excluding consolidated affiliated partnerships) of $31,000, reflecting (1) the receipt of approximately $185,000 from the settlement of class action suits relating to investments made by BKF during the time it was a registered investment company and (2) the net losses in its investments in a range of long only and alternative investment strategies (excluding $7.50 million in incentive allocations from affiliated partnerships). As of year end 2002, approximately $1.83 million (excluding incentive allocations) was invested in such strategies. Realized and unrealized gains and losses on investments in affiliated, non-consolidated investment partnerships are recorded by BKF under the equity method of accounting based on BKF's proportionate share of the income or loss earned or incurred by the partnerships.

     Interest income in 2003 (excluding consolidated affiliated partnerships) was $453,000, reflecting a 30.8% decrease from $655,000 in 2002. This decrease is primarily attributable to a decrease in interest rates.

     Interest and dividend income from consolidated affiliated partnerships in 2003 was $309,000, reflecting a 65.8% decrease from $904,000 in 2002. This decrease is primarily attributable to the decrease in the number, and the corresponding decrease in the assets under management, of the affiliated partnerships being consolidated.

Expenses

     Total expenses for 2003 were $110.48 million, reflecting an increase of 23.5% from $89.46 million in 2002. Excluding amortization of finite life intangibles and the loss on the lease amendment, total expenses were $98.35 million, reflecting an increase of 19.3% from $82.45 million in 2002. The largest component of this increase was a 16.1% increase in employee compensation and benefits (excluding grants of restricted stock units) to $69.63 million in 2003 from $59.97 million in 2002. This increase in compensation expense is primarily attributable to an increase in the percentage of revenues paid as compensation with respect to certain alternative investment products and an increase in the percentage of total revenues attributable to alternative investment strategies. Compensation with regard to alternative investment products is determined on a different basis than compensation with regard to long-only products. In December 2003, the Compensation Committee of the Board of Directors, taking into consideration market and business conditions relating to the long only products, determined to allow bonus payments (partly in the form of equity awards to be granted in 2004) in excess of those that would have been permitted pursuant to the compensation guidelines established in 2001 with regard to long-only products.

     Expenses associated with the grant of restricted stock units increased 339.1% to $8.13 million in 2003 from $1.85 million in 2002, primarily as the result of restricted stock units granted in both 2002 and 2003 (including restricted stock units granted in exchange for options).

     Occupancy and equipment rental increased 7.7% to $6.32 million in 2003 from $5.87 million in 2002. This increase resulted primarily from depreciation expense relating to capital expenditures made in connection with the development of the technological infrastructure and the construction of the office facility.

     In 2003, BKF recorded a $5.13 million loss related to a lease amendment that was entered into in October 2003. Under the amendment, BKF relinquished space and reduced its rent expense by approximately $4.4 million over the remaining term of the lease.

     The expense accrual was calculated based on the net present value of the payments representing the difference between the amounts that BKF was obligated for on the space it relinquished and the amounts the landlord will receive from the tenant succeeding BKF in the relinquished space.

     Other operating expenses of BKF for 2003 were $14.09 million, reflecting a decrease of 2.1% from $14.39 million in 2002. This decrease primarily reflected
(i) a decrease in portfolio management and trading system costs (which bear a correlation to the number of accounts managed in wrap fee programs) and (ii) the reversal of an accrual made with respect to payments to third party marketers (as the result of the reversal of accrued incentive fees with regard to short-biased products), which were partly offset by increased insurance premiums for directors and officers/errors and omissions coverage.

     Other operating expenses from consolidated affiliated partnerships decreased by 51.2% to $177,000 from $363,000 primarily as the result of the decrease in the number of the affiliated partnerships being consolidated.

Operating Loss

     BKF had an operating loss of $7.75 million in 2003, as compared to an operating loss of $2.05 million in 2002. Excluding amortization of finite life intangibles, the loss on the lease amendment, and gains and losses and interest and dividend income relating to the consolidated affiliated partnerships, operating income was $1.77 million in 2003, as compared to $7.60 million in 2002. As discussed above, the largest factor in this decrease was the increase in employee compensation and benefits (including expenses relating to restricted stock units), which exceeded the increase in incentive fees and allocations.

Income Taxes

     BKF recorded an income tax benefit of $1.08 million in 2003, as compared to an income tax expense of $3.69 million (net of a deferred tax benefit of $793,000) in 2002. The deferred tax asset is primarily attributable to future tax benefits relating to (i) future compensation deductions in connection with the delivery of stock underlying restricted stock unit awards and (ii) the loss on the lease amendment.

     Excluding the non-deductible amortization expense, BKF had an effective tax rate of 43.96% in 2003, as compared to an effective tax rate of 44.7% in 2002. The difference in effective tax rates in 2003 and 2002 is primarily attributable to state and local taxes due to changes in the allocated income among various taxing jurisdictions.

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Revenues

     Total revenues for 2002 were $87.41 million, reflecting a decrease of 7.3% from $94.34 million in revenues in 2001. This decrease was primarily attributable to (i) a 13.6% decrease in incentive fees and allocations from $28.45 million to $24.59 million, (ii) a net realized and unrealized loss on investments from consolidated affiliated partnerships of $3.54 million in 2002, and (iii) a 98.2% decrease in net realized and unrealized gains on investments to $31,000 from $1.69 million. The loss on investments from consolidated affiliated partnerships includes minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations. These decreases and losses were partly offset by a 2.4% increase in investment advisory fees (excluding incentive fees and allocations) to $61.83 million in 2002 from $60.40 million in 2001.

     The decrease in incentive fees resulted from a decrease in the performance of the event-driven and long only products, which was only partially offset by an increase in incentive fees and allocations attributable to the short-biased products. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. The increase in investment advisory fees was attributable to an increase in the assets managed pursuant to the event-driven and short-biased strategies, which increase was partially offset by the decline in investment advisory fees attributable to long only strategies as the result of a decrease in assets under management for these products.

     Net commission income generated by the broker-dealer business rose 15.6% to $2.94 million in 2002 from $2.54 million in 2001, primarily as the result of increased assets under management in accounts pursuing alternative investment strategies.

     In 2002, BKF had realized and unrealized gains on investments (excluding consolidated affiliated partnerships) of $31,000, reflecting (1) the receipt of approximately $185,000 from the settlement of class action suits relating to investments made by BKF during the time it was a registered investment company and (2) the net losses in its investments in a range of long only and alternative investment strategies (excluding $7.50 million in incentive allocations from affiliated partnerships). As of year end, approximately $1.83 million (excluding incentive allocations) was invested in such strategies. In 2001, BKF had a net realized and unrealized gain on investments of $1.69 million, reflecting (1) the receipt of approximately $915,000 from the settlement of class action lawsuits relating to investments made by BKF during the time it was a registered investment company and (2) net gains in its seed capital investments in a range of long only and alternative investment strategies (excluding incentive allocations of $8.00 million). As of December 31, 2001, approximately $12.31 million (excluding incentive allocations) was invested in such strategies. Under the equity method of accounting, realized and unrealized gains and losses on investments in affiliated, non-consolidated investment partnerships are recorded by BKF based on the income passed through by the partnerships.

     Interest income in 2002 (excluding consolidated affiliated partnerships) was $655,000, reflecting a 48.2% decrease from $1.26 million in 2001. This decline resulted from (1) a significant decline in interest rates and (2) lower average cash balances (as the result of seed capital investments and the decline in revenues).

     Interest and dividend income from consolidated affiliated partnerships in 2002 was $904,000. There were no consolidated investment partnerships in 2001.

Expenses

     Total expenses for 2002 were $89.46 million, reflecting an increase of 5.3% from $84.99 million in 2001. Excluding amortization of finite life intangibles, total expenses were $82.45 million in 2002, reflecting an increase of 9.2% from $75.49 million in 2001. The largest component of this increase was a 93.6% increase in occupancy and equipment rental from $3.03 million to $5.87 million. This increase resulted primarily from lease amendments entered into in September 2001, which added a total of approximately 38,000 square feet and resulted in an additional rental expense of approximately $2.5 million in 2002. The lease for the business continuity facility entered into in September 2002 resulted in an additional rental expense of $22,000 in 2002.

     The largest component of total expenses, employee compensation and benefits (excluding grants of restricted stock units), increased 0.7%, from $59.57 million in 2001 to $59.97 million in 2002. Expenses associated with the grant of restricted stock units rose from $557,000 in 2001 to $1.85 million in 2002. The increase in compensation expense despite the decrease in revenues is primarily attributable to the exclusion of certain costs and expenses incurred in connection with new product development (including compensation and real estate expenses) in calculating the percentage of pre-tax, pre-compensation profits available for compensation under the compensation guidelines approved by the board of directors.

     Other operating expenses of BKF for 2002 were $14.39 million, reflecting an increase of 16.7% from $12.33 million in 2001. This increase primarily reflected an increase in (i) professional and consulting fees paid to third parties providing marketing, legal and investment related services, and (ii) portfolio management and trading system costs (which bear a correlation to the number of accounts managed in wrap fee programs). It should be noted that portfolio management and trading system costs are determined on a per account basis, so that as the average account size decreases, margins suffer a corresponding decrease.

     Expenses related to accrued incentive fees or general partner incentive allocations, including compensation expense and third party marketing fees, are subject to reversal if the incentive fees or general partner incentive allocations are not ultimately realized.

Operating Income (Loss)

     In 2002, there was an operating loss of $2.05 million, as compared to operating income of $9.34 million for 2001, reflecting the decrease in revenues and the increase in expenses. Excluding amortization of finite life intangibles and realized and unrealized gains and losses on investment and interest and dividend income relating to the consolidated affiliated partnerships, operating income in 2002 was $7.60 million, reflecting a decline of 58.5%, from $18.85 million in 2001. As discussed above, the largest factors in this decrease were investments in new products, the decrease in performance based fees, the increase in rental expense and the increase in fees paid to third parties providing marketing, legal and investment related services.

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

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of December 31, 2003 consist primarily of cash, short term investments, advisory fees receivable and marketable equity securities. While BKF's daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF's business plan, and such seed capital investments may require substantial financial resources. Due to its relatively small size, BKF may consider a number of options to obtain such seed capital. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At December 31, 2003, BKF had cash and cash equivalents of $37.44 million, compared to $39.15 million at December 31, 2002. This decrease primarily reflects the timing of 2003 bonus payments, the purchases of fixed assets and the investment of seed capital in an alternative investment strategy, which were partly offset by the withdrawal of seed capital from affiliated investment partnerships, the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships. The increase in investment advisory and incentive fees receivable from $24.15 million at December 31, 2002 to $37.84 million at December 31, 2003 primarily reflects the accrual of incentive fees, which was partly offset by the receipt in 2003 of incentive fees earned in 2002.

     The increase in investments in securities to $4.38 million at December 31, 2003 from $1.05 million at December 31, 2002, primarily reflects the seed capital investment in an offshore investment vehicle and the seeding of a small cap investment portfolio, which were partly offset by the return of capital relating to the liquidation of the Van Eck Levin Mid Cap Value Fund during the second quarter, as BKF ceased the development of its mid cap value effort. The decrease in investments in securities from consolidated affiliated partnerships from $17.81 million at December 31, 2002 to $3.93 million at December 31, 2003, and the decrease in due from broker from consolidated affiliated partnerships from $31.75 million at December 31, 2002 to $4.25 million at December 31, 2003 reflects (i) the liquidation in the first quarter of 2003 of two investment partnerships and (ii) the de-consolidation of an affiliated partnership as of January 1, 2003, which was partly offset by the consolidation of an affiliated partnership that commenced operations in July 2003. The increase in prepaid expenses and other assets to $3.89 million at December 31, 2003 from $2.12 million at December 31, 2002 primarily reflects the prepayment of insurance policies and taxes. The increase in investments in affiliated investment partnerships from $9.33 million at December 31, 2002 to $17.04 million at December 31, 2003 primarily reflects the de- consolidation of an affiliated partnership and the realization of incentive allocations for the year ended December 31, 2003, which were partly offset by the withdrawal of general partner incentive allocations from the unconsolidated affiliated partnerships earned with respect to 2002. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses. Investments in unaffiliated partnerships decreased to $3.78 million at December 31, 2003 from $4.28 million at December 31, 2002, reflecting the winding down of a consolidated multi-manager, multi-strategy partnership. The proceeds from this withdrawal were invested in an offshore investment vehicle managed pursuant to a similar strategy (which is reflected in the investments in securities).

     The increase in deferred tax assets to $8.67 million in 2003 from $5.68 million in 2002 is primarily attributable to tax benefits related to the loss on the lease amendment.

     Accrued expenses were $3.56 million at December 31, 2003, as compared to $5.21 million at December 31, 2002. The largest component of such expenses is the accrual for third party marketing fees. Such fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. Expenses accrued during 2003 were offset primarily by the payment of accrued third party marketing fees.

     Accrued bonuses were $39.73 million at December 31, 2003, as compared to $31.51 million at December 31, 2002, reflecting the payment of 2002 bonuses and the accrual for 2003 bonuses.

     The decrease in securities sold short from consolidated affiliated partnerships from $9.40 million at December 31, 2002 to $1.12 million at December 31, 2003 reflects (i) the liquidation in the first quarter of 2003 of two investment partnerships and (ii) the de-consolidation of an investment partnership as of January 1, 2003, which was partly offset by the consolidation of an investment partnership that commenced operations in July 2003.

     The increase in accrued incentive compensation to $10.29 million at December 31, 2003 from $2.31 million at December 31, 2002 reflects the granting of restricted stock units during the period.

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

OFF BALANCE SHEET RISK

     Levco GP serves as the managing general partner for several affiliated investment partnerships which trade primarily in equity securities or, in the case of one partnership, in distressed corporate debt. As of December 31, 2003, total partners' capital in these partnerships was approximately $700.23 million. As of December 31, 2003, the sum total of Levco GP's capital accounts in the affiliated investment partnerships was approximately $17.04 million. The financial condition and results of operations of certain of these affiliated investment partnerships are not included in BKF's consolidated statements of financial condition (except to the extent of Levco GP's equity ownership). Levco GP has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them.

CONTRACTUAL OBLIGATIONS

     As of December 31, 2003, the Company's contractual obligations, including payments due by period, are as follows ($ in thousands):

                                                              PAYMENTS DUE BY PERIOD
                                               -----------------------------------------------------
                                                TOTAL     2004    2005-2006   2007-2008   THEREAFTER
                                               -------   ------   ---------   ---------   ----------
Operating leases.............................  $25,834   $2,896    $6,021      $6,773      $10,144
Accrued lease loss amendment.................    4,535    1,069     1,162       1,076        1,228
                                               -------   ------    ------      ------      -------
Total contractual obligations................  $30,369   $3,965    $7,183      $7,849      $11,372
                                               =======   ======    ======      ======      =======

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

  PURCHASE PRICE ALLOCATION

     In order to account for the acquisition of Levco by BKF in 1996 utilizing the purchase method of accounting, Levco's cost in excess of net assets was reflected in the following intangible items: goodwill, employment contracts for key personnel and investment advisory contracts. The total value of these intangibles at the time of the acquisition was $116.8 million. BKF determined that 20% of that amount was attributable to goodwill, 20% to the employment contracts and 60% to the investment contracts. BKF amortizes the value of the investment contracts over a ten year period, and amortized the employment contracts, which have all expired, over their respective terms. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," commencing in 2002, the net carrying value of the goodwill of $14.8 million at December 31, 2001, ceased to be amortized. Goodwill is subject to an annual impairment test.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter with respect to which the investment advisory fee is charged, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues for the quarter. Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven strategies, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. In addition, as of December 31, 2003 and 2002, BKF had invested (1) $1.05 million and $725,000, respectively, in seed capital for long only equity products, which investments could be similarly impacted by a decline in the performance of value stocks, and (2) $13.36 million and $18.97 million (excluding accrued incentive allocations), respectively, in proprietary alternative investment strategies, which are also exposed to market fluctuations.

     The following table (dollars in thousands) summarizes our investments as of December 31, 2003 and December 31, 2002 in long only equity products and alternative investment strategies (excluding incentive allocations) and provides a sensitivity analysis assuming a 10% increase or decrease in the value of these investments.

                                                              FAIR VALUE ASSUMING   FAIR VALUE ASSUMING
                                                                10% DECREASE IN       10% INCREASE IN
                                                 FAIR VALUE      EQUITY PRICE          EQUITY PRICE
                                                 ----------   -------------------   -------------------
AT DECEMBER 31, 2003
Equity price sensitive investments, at fair
  value........................................   $14,413           $12,972               $15,854
AT DECEMBER 31, 2002
Equity price sensitive investments, at fair
  value........................................   $19,695           $17,726               $21,665

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The independent auditor's reports and financial statements listed in the accompanying index are included in Item 15 of this Annual Report on Form 10-K. See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting or financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEMS 10, 11, 12, 13 AND 14.

     The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 29, 2004 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A which will contain such information.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

     (1) Financial Statements

     The following financial statements of BKF Capital Group, Inc. and Subsidiaries are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

                                                                PAGE
                                                               NUMBER
                                                               ------
Report of Independent Auditors -- Ernst & Young LLP.........     F-2
Reports of Independent Auditors -- Eisner LLP...............     F-3
Consolidated Statements of Financial Condition at December
  31, 2003 and 2002.........................................    F-10
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................    F-11
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................    F-12
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2003, 2002 and 2001......    F-13
Notes to Consolidated Financial Statements..................    F-14

     (2) Financial Data Schedules

     All schedules are omitted, as the required information is inapplicable or is included in the financial statements or related notes.

     (3) Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------        ------------------------------------------------------------
 3.1     --    Restated Certificate of Incorporation of Registrant, as
               amended (incorporated by reference to Exhibit 3(i) to
               Registrant's Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 and June 30, 2001).
 3.2     --    Bylaws of Registrant (incorporated by reference to Exhibit
               3(ii) to Registrant's Quarterly Report on Form 10-Q for the
               period ended September 30, 2001).
 4.1     --    Specimen of Common Stock Certificate (incorporated by
               reference to Exhibit 4.1 of Registrant's Annual Report on
               Form 10-K for the period ended December 31, 2000).
 4.2     --    Rights Agreement dated as of June 8, 2001 between BKF and
               Mellon Investor Services LLC (as Rights Agent) (incorporated by reference to Exhibit 4.1 to BKF's Current Report on Form
               8-K dated June 11, 2001).
 10.1    --    Amendment to Lease dated October 10, 2003 between
               Rockefeller Center Properties and John A. Levin, Inc.*
 10.2    --    Lease dated December 20, 1993 between Rockefeller Center
               Properties and John A. Levin & Co., Inc., as amended
               (incorporated by reference to Exhibit 10.1 of Registrant's
               Annual Report on Form 10-K for the period ended December 31,
               2000, Exhibit 10.2 to Registrant's Quarterly Report on Form
               10-Q for the period ended June 30, 2001, and Exhibit 10.2 to
               Registrant's Quarterly Report on Form 10-Q for the period
               ended September 30, 2001).
 10.3    --    Lease dated September 25, 2002 between River Bend Executive
               Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002).
 10.4    --    Registrant's 1998 Incentive Compensation Plan, as amended
               (incorporated by reference to Exhibit 10.1 to Registrant's
               Quarterly Report on Form 10-Q for the period ended June 30,
               2001).
 10.5    --    Registrant's Deferred Compensation Plan (incorporated by
               reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000).
 10.6    --    Form of Stock Option Award Agreement (incorporated by
               reference to Exhibit 10.5 to Registrant's Annual Report on
               Form 10-K for the period ended December 31, 2001).
 10.7    --    Form of Deferred Stock Award Agreement (incorporated by
               reference to Exhibit 4.5 to the Registration Statement on
               Form S-8 filed with the Commission on November 17, 2000).
 14.1    --    Registrant's Code of Ethics*
 21.1    --    Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 to the Registrant's Annual Report on Form 10-K
               for the period ended December 31, 2000).
 23.1    --    Consent of Ernst & Young, LLP.*
 23.2    --    Consent of Eisner LLP.*
 24.1    --    Powers of Attorney (included on the Signature Pages
               hereto).*
 31.1    --    Section 302 Certification of Chief Executive Officer*
 31.2    --    Section 302 Certification of Chief Financial Officer*
 32.1    --    Section 906 Certification of Chief Executive Officer*
 32.2    --    Section 906 Certification of Chief Financial Officer*

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

Date: March 15, 2004

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

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

          /s/ JOHN A. LEVIN              Chairman, Chief Executive Officer    March 15, 2004
--------------------------------------   and President (Principal Executive
            John A. Levin                             Officer)


          /s/ GLENN A. AIGEN              Senior Vice President and Chief     March 15, 2004
--------------------------------------      Financial Officer (Principal
            Glenn A. Aigen               Financial and Accounting Officer)


       /s/ ANSON M. BEARD, JR.                        Director                March 15, 2004
--------------------------------------
         Anson M. Beard, JR.


          /s/ BARTON M.BIGGS                          Director                March 15, 2004
--------------------------------------
            Barton M.Biggs


        /s/ J. BARTON GOODWIN                         Director                March 15, 2004
--------------------------------------
          J. Barton Goodwin


        /s/ DAVID D. GRUMHAUS                         Director                March 15, 2004
--------------------------------------
          David D. Grumhaus


        /s/ BURTON G. MALKIEL                         Director                March 15, 2004
--------------------------------------
          Burton G. Malkiel


         /s/ PETER J. SOLOMON                         Director                March 15, 2004
--------------------------------------
           Peter J. Solomon


        /s/ DEAN J. TAKAHASHI                         Director                March 15, 2004
--------------------------------------
          Dean J. Takahashi


          /s/ JAMES S. TISCH                          Director                March 15, 2004
--------------------------------------
            James S. Tisch

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                               NUMBER
                                                               ------
Report of Independent Auditors -- Ernst & Young LLP.........     F-2
Reports of Independent Auditors -- Eisner LLP...............     F-3
Consolidated Statements of Financial Condition at December
  31, 2003 and 2002.........................................    F-10
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................    F-11
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................    F-12
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2003, 2002 and 2001......    F-13
Notes to Consolidated Financial Statements..................    F-14

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders BKF Capital Group, Inc.

     We have audited the accompanying consolidated statements of financial condition of BKF Capital Group, Inc. as of December 31, 2003 and 2002, and the consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of two consolidated affiliated partnerships (collectively the "2003 CAP"), majority-owned investments, which statements reflect total assets constituting 5 percent of the related consolidated totals as of December 31, 2003 and which statements reflect total revenues constituting 2 percent of the related consolidated totals for the year ended December 31, 2003. We did not audit the financial statements of six consolidated affiliated partnerships (collectively the "2002 CAP"), majority-owned investments, which statements reflect total assets constituting 30 percent of the related consolidated totals as of December 31, 2002 and which statements reflect total revenues constituting 3 percent of the related consolidated totals for the year ended December 31, 2002. Those statements were audited by an other auditor whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the 2003 CAP and 2002 CAP, is based solely on the reports of the other auditor.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditor provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 4 to the financial statements, in the context of making determinations pursuant to Financial Interpretation No. 46, "Consolidation of Variable Interest Entities", the Company also decided to consolidate certain affiliated investment partnerships in which it may be deemed to have a controlling interest.

                                        /s/ ERNST & YOUNG LLP

March 3, 2004
New York, New York

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of AltVantage Absolute Return Fund, L.P.

     We have audited the statement of assets, liabilities and partnership capital of AltVantage Absolute Return Fund, L.P. (a limited partnership), including the schedule of investments, as of December 31, 2002, and the related statements of operations, changes in partnership capital and cash flows for the year then ended. These financial statements (not shown separately herein) are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the assets and liabilities of AltVantage Absolute Return Fund, L.P. as of December 31, 2002, and the results of its operations, changes in its net assets and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
April 11, 2003

INDEPENDENT AUDITORS' REPORT

To the Partners
Greenspring Partners, L. P.
New York, New York

     We have audited the statement of assets, liabilities and partnership capital of Greenspring Partners, L. P. (a limited partnership) as of December 31, 2002, and the related statements of operations and changes in partnership capital for the year then ended. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with accounting principles generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Greenspring Partners, L. P. as of December 31, 2002, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
January 13, 2003

INDEPENDENT AUDITORS' REPORT

To the Partners
Levco Debt Opportunity Partners, L.P.
New York, New York

     We have audited the statement of assets, liabilities and partnership capital of Levco Debt Opportunity Partners, L.P. as of December 31, 2003 and 2002, and the related statements of operations and changes in partnership capital for the years then ended. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Levco Debt Opportunity Partners, L.P. as of December 31, 2003 and 2002, the results of its operations and changes in partnership capital for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
February 6, 2004

INDEPENDENT AUDITORS' REPORT

To the Partners
Meadow Lane Associates, L.P.

     We have audited the statement of financial condition of Meadow Lane Associates, L.P. (in liquidation) as of September 30, 2002, and the related statements of operations and changes in partnership capital for the nine months then ended. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Meadow Lane Associates, L.P. (in liquidation) as of September 30, 2002, and the results of its operations for the nine months then ended in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
October 17, 2002

INDEPENDENT AUDITORS' REPORT

To the Partners
PWF Capital Partners, L.P.
New York, New York

     We have audited the statement of assets, liabilities and partnership capital of PWF Capital Partners, L.P. (a limited partnership) as of December 31, 2002, and the related statements of operations and changes in partnership capital for the period from May 1, 2002 (commencement of operations) to December 31, 2002. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of PWF Capital Partners, L.P. as of December 31, 2002, and the results of its operations for the period from May 1, 2002 (commencement of operations) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
January 13, 2003

INDEPENDENT AUDITORS' REPORT

To the Partners
RCL Capital, L.P.
New York, New York

     We have audited the statement of assets, liabilities and partnership capital of RCL Capital, L.P. (a limited partnership) as of December 31, 2003, and the related statements of operations and changes in partnership capital for the period from July 14, 2003 (commencement of operations) to December 31, 2003. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of RCL Capital, L.P. as of December 31, 2003, and the results of its operations, its changes in partnership capital for the period from July 14, 2003 (commencement of operations) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
January 12, 2004

INDEPENDENT AUDITORS' REPORT

To the Partners
SR Capital Partners, L.P.
New York, New York

     We have audited the statement of assets, liabilities and partnership capital of SR Capital Partners, L.P. (a limited partnership) as of December 31, 2002, and the related statements of operations and changes in partnership capital for the period from May 1, 2002 (commencement of operations) to December 31, 2002. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of SR Capital Partners, L.P. as of December 31, 2002, and the results of its operations for the period from May 1, 2002 (commencement of operations) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
January 13, 2003

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2003             2002(A)
                                                              ---------------   ---------------
ASSETS
Cash and cash equivalents...................................     $ 37,442          $ 39,150
Investment advisory and incentive fees receivable...........       37,844            24,146
Investments in securities, at value (cost $4,317 and $1,304,
  respectively).............................................        4,379             1,047
Investments in affiliated partnerships......................       17,042             9,332
Prepaid expenses and other assets...........................        3,890             2,120
Fixed assets (net of accumulated depreciation of $4,881 and
  $3,747, respectively).....................................        6,741             3,689
Deferred tax asset..........................................        8,666             5,682
Goodwill (net of accumulated amortization of $8,566)........       14,796            14,796
Investment advisory contracts (net of accumulated
  amortization of $52,567 and $45,558, respectively)........       17,522            24,531
Consolidated affiliated partnerships:
  Due from broker...........................................        4,248            31,746
  Investments in securities, at value (cost $3,692 and
     $17,797, respectively).................................        3,927            17,810
  Investments in unaffiliated partnerships..................        3,778             4,275
                                                                 --------          --------
     Total assets...........................................     $160,275          $178,324
                                                                 ========          ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accrued expenses............................................     $  3,562          $  5,209
Accrued bonuses.............................................       39,728            31,509
Accrued incentive compensation..............................       10,289             2,312
Income taxes payable........................................           --               532
Accrued lease amendment expense.............................        4,535                --
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of $1,106 and
     $9,460, respectively)..................................        1,117             9,395
  Partner contributions received in advance.................           --             1,150
                                                                 --------          --------
     Total liabilities......................................       59,231            50,107
                                                                 --------          --------
Minority interest in consolidated affiliated partnerships...        8,935            26,479
                                                                 --------          --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and outstanding -- 6,826,247 and 6,641,738 shares,
  respectively..............................................        6,826             6,642
Additional paid-in capital..................................       63,229            64,662
Retained earnings...........................................       22,054            30,434
                                                                 --------          --------
     Total stockholders' equity.............................       92,109           101,738
                                                                 --------          --------
Total liabilities, minority interest and stockholders'
  equity....................................................     $160,275          $178,324
                                                                 ========          ========

---------------

     (a) adjusted  --  see Note 4.

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003       2002(A)        2001
                                                           ----------   ----------   ----------
REVENUES:
Investment advisory fees.................................  $   60,324   $   61,833   $   60,396
Incentive fees and allocations...........................      36,293       24,591       28,448
Commission income -- net.................................       2,021        2,940        2,544
Net realized and unrealized gain on investments..........       1,022           31        1,685
Interest income..........................................         453          655        1,264
From consolidated affiliated partnerships:
  Net realized and unrealized gain (loss) on
     investments.........................................       2,316       (3,543)          --
  Interest and dividend income...........................         309          904           --
                                                           ----------   ----------   ----------
     Total revenues......................................     102,738       87,411       94,337
                                                           ----------   ----------   ----------
EXPENSES:
Employee compensation and benefits.......................      69,634       59,970       59,573
Employee compensation -- grants of restricted stock
  units..................................................       8,128        1,851          557
Occupancy & equipment rental.............................       6,322        5,872        3,033
Loss on lease amendment..................................       5,127           --           --
Other operating expenses.................................      14,087       14,392       12,329
Other operating expenses from consolidated affiliated
  partnerships...........................................         177          363           --
Amortization of intangibles..............................       7,009        7,009        9,501
                                                           ----------   ----------   ----------
     Total expenses......................................     110,484       89,457       84,993
                                                           ----------   ----------   ----------
Operating income (loss)..................................      (7,746)      (2,046)       9,344
Minority interest in consolidated affiliated
  partnerships...........................................      (1,710)       3,291           --
                                                           ----------   ----------   ----------
Income (loss) before taxes...............................      (9,456)       1,245        9,344
                                                           ----------   ----------   ----------
Income tax expense (benefit).............................      (1,076)       3,692        7,848
                                                           ----------   ----------   ----------
NET INCOME (LOSS)........................................  $   (8,380)  $   (2,447)  $    1,496
                                                           ==========   ==========   ==========
Earnings (loss) per share:
  Basic..................................................  $    (1.26)  $    (0.37)  $     0.23
                                                           ==========   ==========   ==========
  Diluted................................................  $    (1.26)  $    (0.37)  $     0.20
                                                           ==========   ==========   ==========
Weighted average shares outstanding:
  Basic..................................................   6,673,371    6,624,313    6,546,077
                                                           ==========   ==========   ==========
  Diluted................................................   6,673,371    6,624,313    7,364,333
                                                           ==========   ==========   ==========

---------------

     (a) adjusted  --  see Note 4.

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2003     2002(A)    2001
                                                              -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $(8,380)  $(2,447)  $ 1,496
Adjustments to reconcile net income (loss) to net cash
  provided by operations:
Depreciation and amortization...............................    8,559     8,103    10,365
Loss on disposal of fixed assets............................      127        --        --
Compensation expense for vesting of restricted stock
  units.....................................................    8,186     2,020       723
Tax benefit related to employee compensation plans..........      633       317       841
Unrealized (gain) loss on investments in securities.........     (319)      617       226
Changes in operating assets and liabilities:
     (Increase) decrease in investment advisory and
       incentive fees receivable............................  (13,698)    3,680        16
     (Increase) decrease in prepaid expenses and other
       assets...............................................   (1,794)      267       656
     (Increase) decrease in investments in affiliated
       investment partnerships..............................      106     8,148    (5,670)
     (Increase) decrease in investments in securities.......   (3,013)    1,120      (388)
     (Increase) decrease in deferred tax asset..............   (2,984)     (793)    1,819
     Increase (decrease) in accrued expenses................   (1,573)      823       996
     Increase (decrease) in accrued bonuses.................    8,219    (6,102)    9,555
     Increase in accrued lease amendment expense............    4,535        --        --
     Increase (decrease) in income taxes payable............     (532)      (50)      205
     Decrease in other liabilities..........................       --        --      (396)
Changes in operating assets and liabilities from
  consolidated affiliated partnerships:
     Minority interest in (income) loss.....................    1,710    (3,291)       --
     (Increase) decrease in due from broker.................   10,870   (31,746)       --
     Decrease in securities.................................   (1,080)  (17,810)       --
     (Increase) decrease in investments in unaffiliated
       partnerships.........................................      497    (4,275)       --
     Increase (decrease) in securities sold short...........   (1,959)    9,395        --
     Increase (decrease) in partner contributions received
       in advance...........................................   (1,150)    1,150        --
     Minority interest in previously unconsolidated
       affiliated partnerships..............................    1,111    40,961        --
                                                              -------   -------   -------
Net cash provided by operating activities...................    8,071    10,087    20,444
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................   (4,729)   (1,606)     (971)
                                                              -------   -------   -------
Net cash (used in) investing activities.....................   (4,729)   (1,606)     (971)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................       --      (221)     (357)
Issuance of common stock....................................   (2,091)      204       443
Consolidated affiliated partnerships:
     Partner subscriptions..................................   10,065    24,609        --
     Partner redemptions....................................  (13,024)  (35,750)       --
                                                              -------   -------   -------
Net cash provided by (used in) financing activities.........   (5,050)  (11,158)       86
                                                              -------   -------   -------
Net increase (decrease) in cash and cash equivalents........   (1,708)   (2,677)   19,559
Cash and cash equivalents at the beginning of the year......   39,150    41,827    22,268
                                                              -------   -------   -------
Cash and cash equivalents at the end of the year............  $37,442   $39,150   $41,827
                                                              =======   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $     1   $     8   $    33
                                                              =======   =======   =======
Cash paid for taxes.........................................  $ 4,251   $ 4,286   $ 6,981
                                                              =======   =======   =======

---------------
     (a) adjusted  --  see Note 4.

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                     COMMON     ADDITIONAL      RETAINED
                                                     STOCK    PAID-IN CAPITAL   EARNINGS    TOTAL
                                                     ------   ---------------   --------   --------
BALANCE AT DECEMBER 31, 2000.......................  $6,519       $62,227       $31,385    $100,131
Grants of restricted stock units...................     --            393            --         393
Issuance of common stock...........................     82            541            --         623
Tax benefit related to employee compensation
  plans............................................     --            841            --         841
Net income.........................................     --             --         1,496       1,496
                                                     ------       -------       -------    --------
BALANCE AT DECEMBER 31, 2001.......................  6,601         64,002        32,881     103,484
Issuance of common stock...........................     41            343            --         384
Tax benefit related to employee compensation
  plans............................................     --            317            --         317
Net (loss).........................................     --             --        (2,447)     (2,447)
                                                     ------       -------       -------    --------
BALANCE AT DECEMBER 31, 2002.......................  6,642         64,662        30,434     101,738
Issuance of common stock...........................    184         (2,066)           --      (1,882)
Tax benefit related to employee compensation
  plans............................................     --            633            --         633
Net (loss).........................................     --             --        (8,380)     (8,380)
                                                     ------       -------       -------    --------
BALANCE AT DECEMBER 31, 2003.......................  $6,826       $63,229       $22,054    $ 92,109
                                                     ======       =======       =======    ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

     BKF Capital Group, Inc. operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco." The Company trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol ("BKF").

     The Consolidated Financial Statements of Levco include its wholly-owned subsidiary, John A. Levin & Co., Inc., ("JALCO"), JALCO's two wholly-owned subsidiaries, Levco GP Inc. ("Levco GP") and LEVCO Securities, Inc. ("LEVCO Securities") and certain affiliated investment partnerships for which the Company is deemed to have controlling the interest of the applicable partnership. Two investment partnerships were consolidated at December 31, 2003 and five were consolidated at December 31, 2002. In addition, the operations of three investment partnerships (two terminated in March, 2003 and one de-consolidated October 1, 2003 due to a decrease in ownership interest) were included in the statements of operations and cash flows for the applicable periods during the year ended December 31, 2003. The operation of one additional investment partnership (which terminated in September, 2002) was included in the consolidated statement of operations and cash flows for the applicable periods during the year ended December 31, 2002. All intercompany transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

     Generally, investment advisory fees are billed quarterly, in arrears, and are based upon a percentage of the market value of each account at the end of the quarter. Wrap account fees are billed quarterly based upon a percentage of the market value of each account as of the previous quarter end. Incentive fees, general partner incentive allocations earned from affiliated investment partnerships, and incentive fees from other accounts are accrued on a quarterly basis and are billed quarterly or at the end of their respective contract year, as applicable. Such accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the applicable contract year.

     Commissions earned on securities transactions executed by LEVCO Securities and related expenses are recorded on a trade-date basis net of any sales credits.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     Commissions earned on distribution of an unaffiliated investment advisor's funds are recorded once a written commitment is obtained from the investor.

REVENUE RECOGNITION POLICIES FOR CONSOLIDATED AFFILIATED PARTNERSHIPS ("CAP")

     Marketable securities owned and securities sold short, are valued at independent market prices with the resultant unrealized gains and losses included in operations.

     Security transactions are recorded on a trade date basis.

     Interest income and expense are accrued as earned or incurred.

     Dividend income and expense are recorded on the ex-dividend date.

CASH AND CASH EQUIVALENTS

     The Company treats all United States Treasury Bills with maturities at acquisition of six months or less as cash equivalents and are valued at cost plus accrued interest, which approximates market value. Investments in money market funds are valued at net asset value. The Company maintained substantially all of its cash and cash equivalents invested in interest bearing instruments at two nationally recognized financial institutions, which at times may exceed federally insured limits. As a result the Company is exposed to market and credit risk.

INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Levco GP serves as the managing general partner for several affiliated investment partnerships ("AIP"), which primarily engage in the trading of publicly traded equity securities, and in the case of one partnership, distressed corporate debt. The assets and liabilities and results of operations of the AIP are not included in the Company's consolidated statements of financial condition with the exception of Levco GP's equity ownership and certain AIP whereby Levco GP is deemed to have a controlling interest in the partnership (see Note 4). The limited partners of the AIP have the right to redeem their partnership interests at least quarterly. Additionally, the unaffiliated limited partners of the AIP may terminate Levco GP as the general partner of the AIP at any time. Levco GP does not maintain control over the unconsolidated AIP, has not guaranteed any of the AIP obligations, nor does it have any contractual commitments associated with them. Investments in the unconsolidated AIP held through Levco GP, are recorded based upon the equity method of accounting. Levco GP's investment amount in the unconsolidated AIP equals the sum total of its capital accounts, including incentive allocations, in the AIP. Each AIP values its underlying investments in accordance with policies as described in its audited financial statements and underlying offering memoranda. It is the Company's general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. Levco GP has general partner liability with respect to its interest in each of the AIP and has no investments in the AIP other than its interest in these partnerships. See Note 8 -- Related Party Transactions.

INVESTMENTS IN SECURITIES

     Investments in securities consist primarily of equity securities and shares in unconsolidated affiliated onshore and offshore investment companies, which invest in equity securities. Investments in securities are accounted for as "trading securities." Equity securities are stated at quoted market values and shares in the unconsolidated affiliated onshore and offshore investment companies are stated at net asset value as provided by the investment companies' independent administrator. The resulting unrealized gains and losses are included in net realized and unrealized gain (loss) from investments. Realized gains and losses are recorded on the identified cost basis.

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

     The Company files consolidated Federal and combined state and local income tax returns.

LONG-LIVED ASSETS

     Long-lived assets are accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires impairment losses to be recognized on long-lived assets used in operations when an indication of an impairment exists.

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

INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. Other intangible assets with finite lives are amortized over their useful lives. See Note 6 -- Intangible Assets. Investment contracts are amortized straight line over 10 years. Employment contracts were amortized over the life of the contracts.

EARNINGS PER SHARE

     The Company accounts for Earnings Per Share under SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income
(loss) by the total of the weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings (loss) per share is computed using the treasury stock method.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the computation of basic and diluted earnings (loss) per share (dollar amounts in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
Net income (loss)........................................  $   (8,380)  $   (2,447)  $    1,496
                                                           ==========   ==========   ==========
Basic weighted-average shares outstanding................   6,673,371    6,624,313    6,546,077
Dilutive potential shares from stock options (See Note
  13)....................................................          --           --      818,256
                                                           ----------   ----------   ----------
Diluted weighted-average shares outstanding..............   6,673,371    6,624,313    7,364,333
                                                           ==========   ==========   ==========
Basic earnings (loss) per share:
Net income (loss)........................................  $    (1.26)  $    (0.37)  $     0.23
                                                           ==========   ==========   ==========
Diluted earnings (loss) per share:
Net income (loss)........................................  $    (1.26)  $    (0.37)  $     0.20
                                                           ==========   ==========   ==========

     In calculating diluted earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001, 1,937,636, 1,936,543, and 400,537 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

COMPREHENSIVE INCOME

     The Company has not presented consolidated statements of comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income," because it does not have any items of "other comprehensive income".

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of the Company's assets and liabilities except for fixed assets, goodwill and investment advisory contracts, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," approximate the carrying amounts presented in the Consolidated Statements of Financial Condition.

BUSINESS SEGMENTS

     The Company has not presented business segment data, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," because it operates predominantly in one business segment, the investment advisory and asset management business.

STOCK-BASED COMPENSATION

     The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," and has adopted the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the Company, or if the Company incurs liabilities to employees in amounts based on the price of its stock. In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation. The Company has elected to apply the disclosure provisions of SFAS No. 123. Under APB Opinion No. 25, no compensation costs were recognized relating to the option

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES grants because the exercise prices of the options awarded were equal to the fair market price of the common stock on the dates of the grants.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

                                                               2003      2002      2001
                                                              -------   -------   ------
Net income (loss), as reported..............................  $(8,380)  $(2,447)  $1,496
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........    4,611     1,036      309
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for all
  awards, net of related tax effects........................   (4,674)   (1,886)    (742)
                                                              -------   -------   ------
Pro forma net income (loss).................................  $(8,443)  $(3,297)  $1,063
                                                              =======   =======   ======
Earnings (loss) per share:
  Basic -- as reported......................................  $ (1.26)  $ (0.37)  $ 0.23
                                                              =======   =======   ======
  Basic -- pro forma........................................  $ (1.27)  $ (0.50)  $ 0.16
                                                              =======   =======   ======
  Diluted -- as reported....................................  $ (1.26)  $ (0.37)  $ 0.20
                                                              =======   =======   ======
  Diluted -- pro forma......................................  $ (1.27)  $ (0.50)  $ 0.14
                                                              =======   =======   ======

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2001:

                                                       2001
                                                     --------
Expected dividend yield............................      0.00%
Expected volatility................................     26.64%
Risk-free interest.................................      4.64%
Expected term......................................   7 years
Fair value.........................................  $  11.30

RECLASSIFICATIONS

     Certain prior period amounts reflect reclassifications to conform with the current year's presentation.

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

INVESTMENTS IN UNAFFILIATED INVESTMENT PARTNERSHIPS

     The Company's investments in unaffiliated investment partnerships result from the consolidation of an affiliated investment partnership that invests in unaffiliated investment partnerships. Investments in unaffiliated investment partnerships are recorded at fair value, which generally is equal to the CAP pro rata interest in

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES the net assets of each unaffiliated investment partnership (based upon the net asset values reported by the unaffiliated investment partnerships). The Company has given notice to each of the underlying unaffiliated partnerships of its intention to withdraw. This was due to the liquidation of the applicable CAP.

MINORITY INTEREST

     Minority interests in the accompanying consolidated statements of financial condition represent the minority owners' share of the equity of consolidated investment partnerships. Minority interest in the accompanying consolidated statements of operations represents the minority owners' share of the income or loss of consolidated investment partnerships.

PARTNER CONTRIBUTIONS AND WITHDRAWALS

     Typically, contributions are accepted monthly and withdrawals are made quarterly upon the required notification period having been met. The notification period ranges from thirty to sixty days.

RECENT ACCOUNTING DEVELOPMENTS

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN No. 46 addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIE") and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity ("variable interests"). See
Note 4 -- Consolidation of CAP.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The Company has adopted this statement, which did not have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. Under SFAS No. 150 certain financial instruments shall be classified as a liability on the issuer's financials statements. The Company has adopted this statement, which did not have a material impact on the Company's financial statements.

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

     In the normal course of business, the CAP enter into transactions in various financial instruments, including derivatives, for trading purposes, in order to reduce their exposure to market risk. These transactions include option contracts and securities sold short.

     Substantially all of the CAP cash and securities positions are deposited with one clearing broker for safekeeping purposes. The broker is a member of major securities exchanges.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

3.  INVESTMENT ADVISORY FEES RECEIVABLE

     Included in investment advisory fees receivable are approximately $680,000 and $2.9 million of accrued incentive fees as of December 31, 2003 and 2002, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.  CONSOLIDATION OF CAP

     In January 2003, the FASB issued FIN 46, which addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIE"). The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity ("variable interests"). FIN 46 generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that is the primary beneficiary.

     An entity is classified as a VIE if (a) total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or (b) its equity investors lack (i) the direct or indirect ability to make decisions about an entity's activities through voting rights or absorb the expected losses of the entity if they occur or (ii) the right to receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE's expected losses or has the right to receive a majority of the VIE's expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss and may include fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities.

     Initially, Fin No. 46 required a public enterprise with a variable interest in a VIE created before January 31, 2003, to apply FIN 46 to that VIE as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company adopted FIN 46 for the applicable periods presented. In the context of making determinations pursuant to FIN 46, BKF also decided to consolidate certain affiliated investment partnerships in which it may be deemed to have a controlling interest (see Note 1). The consolidation of these partnerships does not impact the Company's equity or net income. Levco GP has general partner liability with respect to its interest in each of the CAP.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The following tables present the consolidation of the CAP with BKF as of December 31, 2003 and December 31, 2002. The consolidating statements of financial condition have been included to assist investors in understanding the components of financial condition and operations of BKF and the CAP. A significant portion of the results of operations have been separately identified in the consolidated statements of operations (dollar amounts in thousands):

                                                                  DECEMBER 31, 2003
                                                   ------------------------------------------------
                                                     BKF        CAP     ELIMINATIONS   CONSOLIDATED
                                                   --------   -------   ------------   ------------
ASSETS
Cash and cash equivalents........................  $ 37,425   $    17     $    --        $ 37,442
Investment advisory and incentive fees
  receivable.....................................    37,856        --         (12)         37,844
Investments in securities, at value (cost
  $4,317)........................................     4,379        --          --           4,379
Investments in affiliated partnerships...........    18,965        --      (1,923)         17,042
Prepaid expenses and other assets................     3,856        34          --           3,890
Fixed assets (net of accumulated depreciation of
  $4,881)........................................     6,741        --          --           6,741
Deferred tax asset...............................     8,666        --          --           8,666
Goodwill (net of accumulated amortization of
  $8,566)........................................    14,796        --          --          14,796
Investment advisory contracts (net of accumulated
  amortization of $52,567).......................    17,522        --          --          17,522
Consolidated affiliated partnerships:
  Due from broker................................        --     4,248          --           4,248
  Investments in securities, at value (cost
     $3,692).....................................        --     3,927          --           3,927
  Investments in unaffiliated partnerships.......        --     3,778          --           3,778
                                                   --------   -------     -------        --------
  Total assets...................................  $150,206   $12,004     $(1,935)       $160,275
                                                   ========   =======     =======        ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'
  EQUITY
Accrued expenses.................................  $  3,545   $    29     $   (12)       $  3,562
Accrued bonuses..................................    39,728        --          --          39,728
Accrued incentive compensation...................    10,289        --          --          10,289
Accrued lease amendment expense..................     4,535        --          --           4,535
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of
     $1,106).....................................        --     1,117          --           1,117
                                                   --------   -------     -------        --------
  Total liabilities..............................    58,097     1,146         (12)         59,231
                                                   --------   -------     -------        --------
Minority interest in CAP.........................        --        --       8,935           8,935
                                                   --------   -------     -------        --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized --
  15,000,000 shares, issued and
  outstanding -- 6,826,247.......................     6,826        --          --           6,826
Additional paid-in capital.......................    63,229        --          --          63,229
Retained earnings................................    22,054        --          --          22,054
Capital from consolidated affiliated
  partnerships...................................        --    10,858     (10,858)             --
                                                   --------   -------     -------        --------
  Total stockholders' equity.....................    92,109    10,858     (10,858)         92,109
                                                   --------   -------     -------        --------
Total liabilities, minority interest and
  stockholders' equity...........................  $150,206   $12,004     $(1,935)       $160,275
                                                   ========   =======     =======        ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                                                  DECEMBER 31, 2002
                                                   ------------------------------------------------
                                                     BKF        CAP     ELIMINATIONS   CONSOLIDATED
                                                   --------   -------   ------------   ------------
ASSETS
Cash and cash equivalents........................  $ 39,100   $    50     $     --       $ 39,150
Investment advisory and incentive fees
  receivable.....................................    24,177        --          (31)        24,146
Investments in securities, at value (cost
  $1,304)........................................     1,047        --           --          1,047
Investments in affiliated partnerships...........    26,148        --      (16,816)         9,332
Prepaid expenses and other assets................     2,008       112           --          2,120
Fixed assets (net of accumulated depreciation
  $3,747)........................................     3,689        --           --          3,689
Deferred tax asset...............................     5,682        --           --          5,682
Goodwill (net of accumulated amortization of
  $8,566)........................................    14,796        --           --         14,796
Investment advisory contracts (net of accumulated
  amortization of $45,558).......................    24,531        --           --         24,531
Consolidated affiliated partnerships:
  Due from broker................................        --    31,746           --         31,746
  Investments in securities at value (cost
     $17,797)....................................        --    17,810           --         17,810
  Investments in unaffiliated partnerships.......        --     4,275           --          4,275
                                                   --------   -------     --------       --------
     Total assets................................  $141,178   $53,993     $(16,847)      $178,324
                                                   ========   =======     ========       ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'
  EQUITY
Accrued expenses.................................  $  5,087   $   153     $    (31)      $  5,209
Accrued bonuses..................................    31,509        --           --         31,509
Accrued incentive compensation...................     2,312        --           --          2,312
Income taxes payable.............................       532        --           --            532
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of
     $9,460).....................................        --     9,395           --          9,395
  Partner contributions received in advance......        --     1,150           --          1,150
                                                   --------   -------     --------       --------
     Total liabilities...........................    39,440    10,698          (31)        50,107
                                                   --------   -------     --------       --------
Minority interest in CAP.........................        --        --       26,479         26,479
                                                   --------   -------     --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized --
  15,000,000 shares, issued and
  outstanding -- 6,641,738.......................     6,642        --           --          6,642
Additional paid-in capital.......................    64,662        --           --         64,662
Retained earnings................................    30,434        --           --         30,434
Capital from consolidated affiliated
  partnerships...................................        --    43,295      (43,295)            --
                                                   --------   -------     --------       --------
     Total stockholders' equity..................   101,738    43,295      (43,295)       101,738
                                                   --------   -------     --------       --------
Total liabilities, minority interest and
  stockholders' equity...........................  $141,178   $53,993     $(16,847)      $178,324
                                                   ========   =======     ========       ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

5.  FIXED ASSETS

     Fixed assets consist of the following (dollar amounts in thousands):

                                                                DECEMBER 31,
                                            ESTIMATED USEFUL   ---------------
                                            LIFE -- IN YEARS    2003     2002
                                            ----------------   ------   ------
Furniture and fixtures....................         7           $2,025   $1,452
Computer hardware, software and other.....         5            5,745    4,099
                                             Life of lease
                                               (through
Leasehold improvements                      September 2011)     3,852    1,885
                                                               ------   ------
                                                               11,622    7,436
Less accumulated depreciation and
  amortization............................                      4,881    3,747
                                                               ------   ------
Fixed assets, net.........................                     $6,741   $3,689
                                                               ======   ======

     Depreciation and amortization expense was approximately $1.6 million, $1.1 million and $864,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.  INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The effect of adopting SFAS No. 142 was as follows:

EFFECT OF NON-AMORTIZATION OF GOODWILL ON THE CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDING DECEMBER 31,
                                                   --------------------------
                                                    2003      2002      2001
                                                   -------   -------   ------
Net income (loss), as reported...................  $(8,380)  $(2,447)  $1,496
Add back: goodwill amortization..................       --        --    1,558
                                                   -------   -------   ------
Adjusted net income (loss).......................  $(8,380)  $(2,447)  $3,054
                                                   =======   =======   ======
Basic earnings (loss) per share:
  Earnings (loss) as reported....................  $ (1.26)  $ (0.37)  $ 0.23
  Goodwill amortization..........................       --        --     0.24
                                                   -------   -------   ------
Adjusted basic earnings (loss) per share.........  $ (1.26)  $ (0.37)  $ 0.47
                                                   =======   =======   ======
Diluted earnings (loss) per share:
  Earnings (loss) as reported....................  $ (1.26)  $ (0.37)  $ 0.20
  Goodwill amortization..........................       --        --     0.21
                                                   -------   -------   ------
Adjusted diluted earnings (loss) per share.......  $ (1.26)  $ (0.37)  $ 0.41
                                                   =======   =======   ======

FUTURE EXPECTED AMORTIZATION EXPENSE OF INTANGIBLE ASSETS (DOLLAR AMOUNTS IN THOUSANDS)

2004.................................................  7,009
2005.................................................  7,009
2006.................................................  3,504

7.  SIGNIFICANT CUSTOMERS

     The Company recorded revenue from one of its broker consults programs of approximately $8.2 million, $13.6 million and $14.6 million, or 8%, 16% and 16% of total revenues, and from certain affiliated investment

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES vehicles utilizing event driven strategies of $40.9 million, $25.9 million and $27.4 million, or 40%, 30% and 29% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

8.  RELATED PARTY TRANSACTIONS

  INVESTMENT ADVISORY FEES FROM RELATED PARTIES

     The Company earned investment advisory fees from accounts for which four current members of the Company's Board of Directors (of which one is an officer of the Company) have controlling discretion. The amounts earned from these accounts were $1.8 million, $2.0 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002 approximately $522,000 and $480,000, respectively, were included in investment advisory and incentive fee receivable relating to these accounts.

INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

     Summary financial information, including the Company's carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2003        2002
                                                              ----------   --------
Total AIP assets............................................  $1,023,156   $830,756
Total AIP liabilities.......................................    (322,931)  (219,677)
Total AIP capital balance...................................     700,225    611,079
AIP net earnings............................................      23,832     30,986
Company's carrying value (including incentive
  allocations)..............................................      17,042      9,332
Company's income on invested capital (excluding accrued
  incentive allocations)....................................       1,198        170

     Included in the carrying value of investments in AIP at December 31, 2003 and 2002 are incentive allocations approximating $8.9 million and $7.5 million, respectively.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $6.4 million and $6.3 million payable directly to employee owned and controlled entities ("Employee Entities") for the years ended December 31, 2003 and 2002, respectively. These amounts are included in the Company's carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $6.4 million and $6.3 million for the years ended December 31, 2003 and 2002, respectively. These amounts are included in the Consolidated Statement of Operations.

     The Company earned investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $56.6 million, $38.1 million and $32.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Included in investment advisory and incentive fees receivable at December 31, 2003 and 2002 are $4.3 million and $2.7 million, respectively, of advisory fees from AIP and sponsored investment offshore vehicles. Also included in investment advisory and incentive fees receivable are $25.2 million and $13.1 million of incentive fees from sponsored offshore investment vehicles at December 31, 2003 and 2002, respectively.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

COMMISSION REVENUES

     Commission revenues earned on securities transactions reflected on the Consolidated Statements of Operations have been generated by transactions introduced to a clearing broker by LEVCO Securities, which acts as a broker for certain investment advisory accounts of the Company. Commission revenues have been presented net of the related clearing expenses.

9.  STOCKHOLDERS' EQUITY

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

10.  COMMITMENT AND CONTRACTUAL OBLIGATIONS

  COMMITMENT

     The Company has office space obligations that require monthly payments plus escalations through September 2011. At December 31, 2003, the minimum annual rental commitments under the operating lease are as follows (dollar amounts in thousands):

2004..............................................     2,896
2005..............................................     3,002
2006..............................................     3,019
2007..............................................     3,085
2008..............................................     3,688
Thereafter........................................    10,144
                                                     -------
Total minimum payments required...................   $25,834
                                                     =======

     Rent expense net of subrental income was $4.1 million, $4.1 million, and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Subrental income was $162,000 (of which $136,000 was received from an entity controlled by an independent Director of the Company), $49,000 and $144,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     In addition, the Company incurred a $5.0 million loss from a lease amendment as of September 2003, related to the surrender of approximately 21,000 square feet in October 2003. The expense related to the loss will be paid out over the remaining life of the Company's primary office lease, which expires on September 30, 2011. The expense was calculated by taking the total estimated future obligations and discounting it by an imputed interest rate of 6%. The Company no longer has any obligation on the surrendered space other than the accrued lease loss. The estimated monthly payments are approximately $65,000.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

  CONTRACTUAL OBLIGATIONS

     In the ordinary course of business, BKF enters into contracts with third parties pursuant to which BKF or the third party provides services to the other. In many of the contracts, BKF agrees to indemnify the third party under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.

11.  NET CAPITAL REQUIREMENT

     LEVCO Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 ("Rule"), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2003 and 2002, LEVCO Securities was in compliance with this Rule.

12.  EMPLOYEE BENEFIT PLANS

     Levco has adopted a Section 401(k) plan. All employees with three months or more of service are eligible to participate in the plan. Eligible participants may contribute up to 15% of their earnings, subject to statutory limitations. Levco may match contributions by employees who have a minimum of six months service, up to 100%, subject to statutory limitations. Included in employee compensation and benefits was $471,000, $808,000 and $492,000 of the employee match contributions for the years ended December 31, 2003, 2002 and 2001, respectively.

13.  STOCK-BASED COMPENSATION PLANS

     In December 1998, the shareholders of BKF approved an Incentive Compensation Plan ("Compensation Plan"), which was amended in May 2001 that allows the Company to pay officers and employees part of their compensation in restricted stock units ("RSU"), restricted stock and other forms of equity-based compensation, including stock options. At December 31, 2003, the awards authorized and available for future grants under the Compensation Plan were 2,600,000 and 340,971, respectively. All awards are issued at the discretion of BKF's Compensation Committee.

A. RESTRICTED STOCK UNITS

     RSU activity for the years ended December 31, 2002 and 2003 is summarized below:

                                                               RSU
                                                            ---------
Outstanding at:
December 31, 2001........................................     710,714
  Granted................................................     651,980
  Delivered..............................................     (13,813)
  Forfeited..............................................      (2,334)
                                                            ---------
December 31, 2002........................................   1,346,547
  Granted................................................     527,190
  Granted -- option tender...............................     111,105
  Delivered..............................................    (262,652)
  Forfeited..............................................      (2,833)
                                                            ---------
December 31, 2003........................................   1,719,357
                                                            =========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     During 2002, the Company issued 651,980 RSU (of which 2,334 were forfeited in 2002) to employees of the Company; 165,878 of the awards (net of forfeitures) vest through January 2005, 33,000 vest through February 2005 and the remaining 450,768 vest through December 2005. All of the awards are expensed on a straight-line method over the vesting period. The expected annual expense (subject to future forfeitures) related to the 2002 RSU grant in 2004 and 2005 is $4.5 million and $2.8 million, respectively.

     During 2003, the Company issued 515,565 RSU (of which 2,500 were forfeited in 2003) to employees of the Company, 65,700 of the awards vest through December 2004, 203,760 vest through March 2006, and the remaining 246,105 vest through December 2005. All of the awards are expensed on a straight-line method over the vesting period. The expected annual expense (subject to future forfeitures) related to the 2003 RSU grants in 2004, 2005 and 2006 is $4.3 million, $2.5 million and $228,000, respectively.

     On December 11, 2002 the Company issued a tender offer to exchange 333,308 outstanding options for RSU, on a three for one exchange basis. As of January 10, 2003 the tender offer was complete, with a total of 111,105 RSU (of which 333 were forfeited in 2003) being granted in exchange for the options tendered. The RSU vests in two annual installments with fifty percent (50%) vesting on December 31, 2003 and fifty percent (50%) vesting on December 31, 2004. The Company will recognize $2.0 million of compensation expense related to the RSU over the two-year vesting period.

     During 2003, the Company granted 11,625 RSU to non-employee directors of the Company with a value of $210,000 to reduce cash payments for Board of Directors and Committee meetings.

     Employee compensation expense related to the RSU for the years ended December 31, 2003, 2002 and 2001 was approximately $8.1 million, $1.9 million and $557,000, respectively. See Note 14 -- Non-Cash Transactions.

B. NON-QUALIFIED STOCK OPTIONS

     Stock option activity for the years ended December 31, 2002 and 2003 is summarized below:

                                              SHARES UNDER   WEIGHTED-AVG.
                                                 OPTION      EXERCISE PRICE
                                              ------------   --------------
Outstanding at:
December 31, 2001...........................     632,971         $21.40
  Granted...................................          --             --
  Exercised.................................     (40,975)         13.03
  Forfeited.................................      (2,000)         28.27
                                                --------         ------
December 31, 2002...........................     589,996         $21.95
                                                ========         ======
  Granted...................................          --             --
  Exercised.................................     (38,409)         13.03
  Forfeited -- tender offer.................    (333,308)         28.27
                                                --------         ------
December 31, 2003...........................     218,279         $13.88
                                                ========         ======

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     Stock options outstanding and exercisable at December 31, 2003 are as follows:

                               WEIGHTED-AVG.
SHARES                           REMAINING
 UNDER      WEIGHTED-AVG.       CONTRACTUAL
OPTION      EXERCISE PRICE         LIFE
------      --------------     -------------
153,231         $13.03             6.06
 65,048          15.88             6.51
-------         ------             ----
218,279         $13.88             6.19
=======         ======             ====

C. DEFERRED COMPENSATION PLAN

     On April 18, 2000, the Company adopted a Long Term Deferred Compensation Plan to provide a competitive long-term incentive for key officers, employees and non-employee Directors. RSU vesting in a given year are eligible to be deferred into this plan. As of December 31, 2003, 443,540 of vested RSU were deferred pursuant to the plan until November 2004 and January 2005.

14.  NON-CASH TRANSACTIONS

     The Company issued 13,813 shares of common stock in lieu of cash compensation aggregating $180,000 for the year ended December 31, 2001 of which 5,435 of such shares were withheld to cover required withholding taxes.

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

     In 2003, the Company withheld 109,435 shares of common stock for required withholding taxes in connection with the delivery of 262,652 RSU.

     During 2003, the Company granted 11,625 RSU to non-employee directors of the Company with a value of $210,000 to reduce cash payments for Board of Directors and Committee meetings. In addition, 626,670 RSU (of which 2,833 were forfeited in 2003) were granted to employees with a value aggregating $10.4 million. Of this amount, $3.4 million was expensed in 2003.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

15.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following (dollar amounts in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003      2002     2001
                                                              -------   ------   ------
Current:
  Federal...................................................  $ 1,680   $3,081   $6,610
  State and local...........................................      217    1,404    1,615
                                                              -------   ------   ------
Total current...............................................    1,897    4,485    8,225
                                                              -------   ------   ------
Deferred:
  Federal...................................................   (2,207)    (446)    (642)
  State and local...........................................     (766)    (347)     265
                                                              -------   ------   ------
Total deferred..............................................   (2,973)    (793)    (377)
                                                              -------   ------   ------
Total provision (benefit)...................................  $(1,076)  $3,692   $7,848
                                                              =======   ======   ======

     Deferred tax assets arise from the future tax benefit on deferred and non-cash compensation, lease amendment loss, unrealized losses on investment, and depreciation. Deferred tax liabilities arise from deferred revenues, unrealized gains on investments, and state and local taxes.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Deferred tax assets:
  Compensation..............................................  $8,031   $8,170
  Depreciation..............................................     128      106
  Unrealized loss on investments............................      --      131
  Lease reserve.............................................   2,164       --
                                                              ------   ------
Gross deferred tax asset....................................  10,323    8,407
                                                              ------   ------
Deferred tax liabilities:
  Deferred state income taxes...............................  (1,375)  (1,052)
  Deferred revenues.........................................    (237)  (1,673)
  Unrealized gains on investments...........................     (45)      --
                                                              ------   ------
Gross deferred tax liability................................  (1,657)  (2,725)
                                                              ------   ------
Net deferred tax asset......................................  $8,666   $5,682
                                                              ======   ======

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     A reconciliation of income tax expense (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003      2002     2001
                                                              -------   ------   ------
Expected income tax expense (benefit).......................  $(3,310)  $  436   $3,270
Increase in income resulting from:
  State and local taxes, net................................       --      687    1,222
  Non-deductible amortization...............................    2,453    2,453    3,325
  Officers life insurance...................................      129      128      129
  Other.....................................................        9       --       --
Decrease in income tax resulting from:
  State and local taxes, net................................     (357)      --       --
  Other.....................................................       --      (12)     (98)
                                                              -------   ------   ------
Income tax expense (benefit)................................  $(1,076)  $3,692   $7,848
                                                              =======   ======   ======

     An income tax benefit of approximately $633,000 and $317,000 relating to the Compensation Plan was allocated to additional paid-in capital in 2003 and 2002, respectively.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the selected quarterly financial data (dollar amounts in thousands, except per share data):

2003                                 Q1(A)          Q2           Q3           Q4         TOTAL
----                               ----------   ----------   ----------   ----------   ----------
Revenues.........................  $   21,206   $   25,107   $   26,924   $   29,501   $  102,738
Operating income (loss)..........  $   (1,195)  $      108   $   (5,999)  $     (660)  $  102,738
Net (loss).......................  $   (1,289)  $   (1,074)  $   (4,283)  $   (1,734)  $   (8,380)
(Loss) per share:
  Basic and diluted..............  $    (0.19)  $    (0.16)  $    (0.64)  $    (0.26)  $    (1.26)
Weighted average shares
  outstanding Basic and
  diluted........................   6,643,918    6,646,055    6,655,734    6,673,371    6,673,371
                                   ==========   ==========   ==========   ==========   ==========
Common stock price per share:
  High...........................  $    18.45   $    22.28   $    24.50   $    25.15
  Low............................  $    16.24   $    15.65   $    20.15   $    21.75
  Close..........................  $    16.25   $    21.83   $    24.15   $    24.68

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

2002                                 Q1(A)        Q2(A)        Q3(A)        Q4(A)       TOTAL(A)
----                               ----------   ----------   ----------   ----------   ----------
Revenues.........................  $   21,440   $   19,434   $   26,600   $   19,937   $   87,411
Operating income (loss)..........  $      603   $   (3,290)  $      514   $      127   $   (2,046)
Net income (loss)................  $     (415)  $     (995)  $      166   $   (1,203)  $   (2,447)
Earnings (loss) per share:
  Basic..........................  $    (0.06)  $    (0.15)  $     0.03   $    (0.18)  $    (0.37)
  Diluted........................  $    (0.06)  $    (0.15)  $     0.02   $    (0.18)  $    (0.37)
Weighted average shares
  outstanding Basic..............   6,612,365    6,618,371    6,632,519    6,624,313    6,624,313
                                   ==========   ==========   ==========   ==========   ==========
  Diluted........................   6,612,365    6,618,731    7,453,040    6,624,313    6,624,313
                                   ==========   ==========   ==========   ==========   ==========
Common stock price per share:
  High...........................  $    30.29   $    32.36   $    28.85   $    20.83
  Low............................  $    26.51   $    27.90   $    20.80   $    17.35
  Close..........................  $    29.85   $    28.50   $    21.08   $    17.65

---------------

(a)  Revenues & operating income (loss) have been adjusted -- see Note 4.

17.  MARCH 2004 RESTRICTED STOCK GRANT (UNAUDITED)

     In March 2004, certain executive officers of the Company, who are subject to performance based criteria with regard to their 2003 compensation, and several employees were granted 56,105 shares of restricted stock.