Form 10-Q
period 2004-03-31
BKF CAPITAL GROUP INC
filed 2004-05-10
CIK 9235

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004



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

     As of April 30, 2004, 6,898,903 shares of the registrant's common stock, $1.00 par value, were outstanding.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2004           2003
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
ASSETS
Cash and cash equivalents...................................   $ 40,101       $ 37,442
Investment advisory and incentive fees receivable...........     20,918         37,844
Investments in securities, at value (cost $5,355 and $4,317,
  respectively).............................................      5,513          4,379
Investments in affiliated partnerships......................      9,035         17,042
Prepaid expenses and other assets...........................      3,319          3,890
Fixed assets (net of accumulated depreciation of $5,070 and
  $4,881, respectively).....................................      6,742          6,741
Deferred tax asset..........................................      9,392          8,666
Goodwill (net of accumulated amortization of $8,566)........     14,796         14,796
Investment advisory contracts (net of accumulated
  amortization of $54,319 and $52,567, respectively)........     15,770         17,522
Consolidated affiliated partnerships:
  Due from broker...........................................      7,228          4,248
  Investments in securities, at value (cost $4,472 and
     $3,692, respectively)..................................      4,853          3,927
  Investments in unaffiliated partnerships..................         --          3,778
                                                               --------       --------
     Total assets...........................................   $137,667       $160,275
                                                               ========       ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accrued expenses............................................   $  3,089       $  3,562
Accrued bonuses.............................................     14,702         39,728
Accrued incentive compensation..............................     12,396         10,289
Accrued lease amendment expense.............................      4,221          4,535
Dividends Payable...........................................        860             --
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of $2,574 and
     $1,106, respectively)..................................      2,587          1,117
  Partner contributions received in advance.................      1,000             --
                                                               --------       --------
     Total liabilities......................................     38,855         59,231
                                                               --------       --------
Minority interest in consolidated affiliated partnerships...      8,397          8,935
                                                               --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and outstanding -- 6,898,903 and 6,826,247 shares,
  respectively..............................................      6,899          6,826
Additional paid-in capital..................................     64,773         63,229
Retained earnings...........................................     20,138         22,054
Unearned compensation -- restricted stock...................     (1,395)            --
                                                               --------       --------
     Total stockholders' equity.............................     90,415         92,109
                                                               --------       --------
Total liabilities, minority interest and stockholders'
  equity....................................................   $137,667       $160,275
                                                               ========       ========

                            See accompanying notes.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2004       2003(A)
                                                              ----------   ----------
REVENUES:
Investment advisory fees....................................  $   18,586   $   13,831
Incentive fees and allocations..............................      10,091        6,866
Commission income (net) and other...........................         478          493
Net realized and unrealized gain on investments.............         209          101
Interest income.............................................          78           84
From consolidated affiliated partnerships:
  Net realized and unrealized gain on investments...........         392          304
  Interest and dividend income..............................          13          132
                                                              ----------   ----------
     Total revenues.........................................      29,847       21,811
                                                              ----------   ----------
EXPENSES:
Employee compensation and benefits..........................      21,089       14,485
Employee compensation relating to vesting of equity
  grants....................................................       2,164        1,487
Occupancy & equipment rental................................       1,356        1,644
Other operating expenses....................................       3,629        3,033
Other operating expenses from consolidated affiliated
  partnerships..............................................          10           71
Amortization of intangibles.................................       1,752        1,752
Interest expense from lease amendment.......................          61           --
                                                              ----------   ----------
     Total expenses.........................................      30,061       22,472
                                                              ----------   ----------
Operating (loss)............................................        (214)        (661)
Minority interest in consolidated affiliated partnerships...        (378)        (237)
                                                              ----------   ----------
(Loss) before taxes.........................................        (592)        (898)
                                                              ----------   ----------
Income tax expense..........................................         466          391
                                                              ----------   ----------
NET (LOSS)..................................................  $   (1,058)  $   (1,289)
                                                              ==========   ==========
(Loss) per share:
Basic and Diluted...........................................  $    (0.15)  $    (0.19)
                                                              ==========   ==========
Weighted average shares outstanding
Basic and Diluted...........................................   6,854,289    6,643,918
                                                              ==========   ==========

---------------

(a) adjusted -- see note 4

                            See accompanying notes.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          QUARTER ENDED MARCH 31, 2004
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                         COMMON     ADDITIONAL        UNEARNED     RETAINED
                                         STOCK    PAID-IN CAPITAL   COMPENSATION   EARNINGS    TOTAL
                                         ------   ---------------   ------------   --------   -------
Balanced at December 31, 2003..........  $6,826       $63,229         $    --      $22,054    $92,109
Grants of restricted stock.............     56          1,366          (1,395)          --         27
Issuance of common stock...............     17             65              --           --         82
Tax benefit related to employee
  compensation plans...................     --            113              --           --        113
Dividend, net of compensation
  expense(1)...........................     --             --              --         (858)      (858)
Net (loss).............................     --             --              --       (1,058)    (1,058)
                                         ------       -------         -------      -------    -------
Balance at March 31, 2004..............  $6,899       $64,773         $(1,395)     $20,138    $90,415
                                         ======       =======         =======      =======    =======

---------------

(1) compensation expense incurred relating to dividend

                            See accompanying notes.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004     2003(A)
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)..................................................  $ (1,058)  $ (1,289)
Adjustments to reconcile net (loss) to net cash provided by
  operations:
  Depreciation and amortization.............................     2,228      2,071
  Expense relating to vesting of equity grants..............     2,164      1,524
  Tax benefit related to employee compensation plans........       113          7
  Change in deferred tax asset..............................      (726)      (390)
  Unrealized (gain) on investments in securities............        97         25
  Changes in operating assets and liabilities:
     Decrease in investment advisory and incentive fees
      receivable............................................    16,926      7,944
     (Increase) decrease in prepaid expenses and other
      assets................................................       545       (469)
     Decrease in investments in affiliated investment
      partnerships..........................................     9,875      5,538
     (Increase) in investments in securities................    (1,231)        --
     (Decrease) in accrued expenses.........................      (481)    (2,107)
     (Decrease) in accrued bonuses..........................   (25,026)   (21,187)
     (Decrease) in accrued lease amendment expense..........      (314)        --
     Increase in income taxes payable.......................        --        112
  Changes in operating assets and liabilities from
     consolidated affiliated partnerships:
     Minority interest in income............................       378        237
     Effect on cash for consolidated affiliated partnership
      previously consolidated...............................       (22)        --
     (Increase) decrease in due from broker.................    (2,980)    15,118
     (Increase) decrease in securities......................      (926)     4,633
     (Increase) in investments in unaffiliated
      partnerships..........................................        --       (687)
     Increase (decrease) in securities sold short...........     1,470     (3,076)
                                                              --------   --------
Net cash provided by operating activities...................     1,032      8,004
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................      (477)    (1,096)
                                                              --------   --------
Net cash (used in) investing activities.....................      (477)    (1,096)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................        54        (27)
Consolidated affiliated partnerships:
     Increase in partner contributions received in
      advance...............................................     1,000         --
     Partner subscriptions..................................     1,050      2,360
     Partner redemptions....................................        --    (12,209)
                                                              --------   --------
Net cash provided by (used in) financing activities.........     2,104     (9,876)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........     2,659     (2,968)
Cash and cash equivalents at the beginning of the year......    37,442     39,150
                                                              --------   --------
Cash and cash equivalents at the end of the period..........  $ 40,101   $ 36,182
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $     61   $     --
                                                              ========   ========
Cash paid for taxes.........................................  $     23   $  1,097
                                                              ========   ========

---------------

(a)  adjusted -- see note 4
                            See accompanying notes.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated interim financial statements of BKF Capital Group, Inc. (formerly Baker, Fentress & Company, hereto referred to as "BKF" or the "Company") and its subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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

     The Consolidated Financial Statements of Levco include its wholly-owned subsidiary, John A. Levin & Co., Inc. ("JALCO"), JALCO's two wholly-owned subsidiaries, Levco GP Inc. ("Levco GP") and LEVCO Securities, Inc. ("LEVCO Securities") and certain affiliated investment partnerships for which the Company is deemed to have controlling interest of the applicable partnership. One investment partnership was consolidated at March 31, 2004 and two were consolidated at December 31, 2003. In addition, the operations of two investment partnerships (which were terminated in March 2003) were included in the consolidated statements of operations and cash flows for the three-month period ended March 31, 2003.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     Commissions earned on securities transactions executed by LEVCO Securities and related expenses are recorded on a trade-date basis net of any sales credits.

     Commissions earned on distribution of an unaffiliated investment advisor's funds are recorded once a written commitment is obtained from the investor.

  REVENUE RECOGNITION POLICIES FOR CONSOLIDATED AFFILIATED PARTNERSHIPS ("CAPS")

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

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Levco GP serves as the managing general partner for several affiliated investment partnerships ("AIP"), which primarily engage in the trading of publicly traded equity securities, and in the case of one partnership, distressed corporate debt. The assets and liabilities and results of operations of the AIP are not included in the Company's consolidated statements of financial condition with the exception of Levco GP's equity ownership and certain AIP whereby Levco GP is deemed to have a controlling interest in the partnership (see Note 4). The limited partners of the AIP have the right to redeem their partnership interests at least quarterly. Additionally, the unaffiliated limited partners of the AIP may terminate Levco GP as the general partner of the AIP at any time. Levco GP does not maintain control over the unconsolidated AIP, has not guaranteed any of the AIP obligations, nor does it have any contractual commitments associated with them. Investments in the unconsolidated AIP held through Levco GP, are recorded based upon the equity method of accounting. Levco GP's investment amount in the unconsolidated AIP equals the sum total of its capital accounts, including incentive allocations, in the AIP. Each AIP values its underlying investments in accordance with policies as described in its audited financial statements and underlying offering memoranda. It is the Company's general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. Levco GP has general partner liability with respect to its interest in each of the AIP and has no investments in the AIP other than its interest in these partnerships (See Note 5).

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

  INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. Other intangible assets with finite lives are amortized over their useful lives. Investment contracts are amortized straight line over 10 years.

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

     The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
Net (loss)..................................................  $   (1,058)  $   (1,289)
                                                              ==========   ==========
Basic weighted-average shares outstanding...................   6,854,289    6,643,918
Dilutive potential shares from stock options and restricted
  stock units ("RSU").......................................          --           --
                                                              ----------   ----------
Diluted weighted-average shares outstanding.................   6,854,289    6,643,918
                                                              ==========   ==========
Basic and diluted (loss) per share:
Net (loss)..................................................  $    (0.15)  $    (0.19)
                                                              ==========   ==========

     In calculating diluted (loss) per share for the three months ended March 31, 2004 and 2003 1,916,085 and 2,068,311 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The following table illustrates the effect on net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

                                                              THREE MONTH ENDED
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Net (loss), as reported.....................................  $(1,058)  $(1,289)
                                                              =======   =======
Add: Stock-based employee compensation expense included in
  reported net (loss), net of related tax effects...........    1,295       833
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for all
  awards, net of related tax effects........................   (1,295)     (874)
                                                              -------   -------
Pro forma net (loss)........................................  $(1,058)  $(1,330)
                                                              =======   =======
(Loss) per share:
  Basic and diluted -- as reported..........................  $ (0.15)  $ (0.19)
                                                              =======   =======
  Basic and diluted -- pro forma............................  $ (0.15)  $ (0.20)
                                                              =======   =======

  RECLASSIFICATIONS

     Certain prior period amounts reflect reclassifications to conform with the current year's presentation.

  SIGNIFICANT ACCOUNTING POLICIES OF CONSOLIDATED AFFILIATED PARTNERSHIPS
  ("CAPS")

     Securities sold short represent obligations to deliver the underlying securities sold at prevailing market prices and option contracts written represent obligations to purchase or deliver the specified security at the contract price. The future satisfaction of these obligations may be at amounts that are greater or less than that recorded on the consolidated statements of financial condition. The CAPs monitor their positions continuously to reduce the risk of potential loss due to changes in market value or failure of counterparties to perform.

  INVESTMENTS IN UNAFFILIATED INVESTMENT PARTNERSHIPS

     The Company's investments in unaffiliated investment partnerships result from the consolidation of an affiliated investment partnership that invests in unaffiliated investment partnerships. Investments in unaffiliated investment partnerships are recorded at fair value, which generally is equal to the CAPs pro rata interest in the net assets of each unaffiliated investment partnership (based upon the net asset values reported by the unaffiliated investment partnerships). The CAP has substantially liquidated as of March 31, 2004 and is no longer consolidated.

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

3.  INVESTMENT ADVISORY FEES RECEIVABLE

     Included in investment advisory fees receivable are approximately $7.3 million and $680,000 of accrued incentive fees as of March 31, 2004 and December 31, 2003, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.  CONSOLIDATION OF CAP

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIEs"). The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity ("variable interests"). FIN 46 generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that is the primary beneficiary.

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

     Initially, FIN 46 required a public enterprise with a variable interest in a VIE created before January 31, 2003, to apply FIN 46 to that VIE as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company adopted FIN 46 for the applicable periods presented. In the context of making determination pursuant to FIN 46, BKF also decided to consolidate certain affiliated investment partnerships in which it may be deemed to have a controlling interest (See note 1). The consolidation of these partnerships does not impact the Company's equity or net income. Levco GP has general partner liability with respect to its interest in each of the CAP.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The following tables present the consolidation of the CAP with BKF as of March 31, 2004 and December 31, 2003. The consolidating statements of financial condition have been included to assist investors in understanding the components of financial condition and operations of BKF and the CAP. A significant portion of the results of operations have been separately identified in the consolidated statements of operations (dollar amounts in thousands):

                                                                    MARCH 31, 2004
                                                -------------------------------------------------------
                                                    BKF           CAP       ELIMINATIONS   CONSOLIDATED
                                                -----------   -----------   ------------   ------------
                                                (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
ASSETS
Cash and cash equivalents.....................   $ 40,101       $    --       $    --        $ 40,101
Investment advisory and incentive fees
  receivable..................................     20,932            --           (14)         20,918
Investments in securities, at value (cost
  $5,355).....................................      5,513            --            --           5,513
Investments in affiliated partnerships........      9,113            --           (78)          9,035
Prepaid expenses and other assets.............      3,312             7            --           3,319
Fixed assets (net of accumulated depreciation
  of $5,070)..................................      6,742            --            --           6,742
Deferred tax asset............................      9,392            --            --           9,392
Goodwill (net of accumulated amortization of
  $8,566).....................................     14,796            --            --          14,796
Investment advisory contracts (net of
  accumulated amortization of $54,319)........     15,770            --            --          15,770
Consolidated affiliated partnerships:
  Due from broker.............................         --         7,228            --           7,228
  Investments in securities, at value (cost
     $4,472)..................................         --         4,853            --           4,853
                                                 --------       -------       -------        --------
  Total assets................................   $125,671       $12,088       $   (92)       $137,667
                                                 ========       =======       =======        ========
LIABILITIES, MINORITY INTEREST AND
  STOCKHOLDERS' EQUITY
Accrued expenses..............................   $  3,077       $    26       $   (14)       $  3,089
Accrued bonuses...............................     14,702            --            --          14,702
Accrued incentive compensation................     12,396            --            --          12,396
Accrued lease amendment expense...............      4,221            --            --           4,221
Dividend Payable..............................        860                                         860
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of
     $2,574)..................................         --         2,587            --           2,587
Partner contributions received in advance.....         --         1,000            --           1,000
                                                 --------       -------       -------        --------
  Total liabilities...........................     35,256         3,613           (14)         38,855
                                                 --------       -------       -------        --------
Minority interest in CAP......................         --            --         8,397           8,397
                                                 --------       -------       -------        --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized --
  15,000,000 shares, issued and outstanding --
  6,898,903 shares............................      6,899            --            --           6,899
Additional paid-in capital....................     64,773            --            --          64,773
Retained earnings.............................     20,138            --            --          20,138
Unearned compensation -- restricted stock.....     (1,395)           --            --          (1,395)
                                                 --------       -------       -------        --------
Capital from consolidated affiliated
  partnerships................................         --         8,475        (8,475)             --
                                                 --------       -------       -------        --------
  Total stockholders' equity..................     90,415         8,475        (8,475)         90,415
                                                 --------       -------       -------        --------
Total liabilities, minority interest and
  stockholders' equity........................   $125,671       $12,088       $   (92)       $137,667
                                                 ========       =======       =======        ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                                                    DECEMBER 31, 2003
                                                   ---------------------------------------------------
                                                      BKF         CAP      ELIMINATIONS   CONSOLIDATED
                                                   ---------   ---------   ------------   ------------
                                                   (AUDITED)   (AUDITED)                   (AUDITED)
ASSETS
Cash and cash equivalents........................  $ 37,425     $    17      $     --       $ 37,442
Investment advisory and incentive fees
  receivable.....................................    37,856          --           (12)        37,844
Investments in securities, at value (cost
  $4,317)........................................     4,379          --            --          4,379
Investments in affiliated partnerships...........    18,965          --        (1,923)        17,042
Prepaid expenses and other assets................     3,856          34            --          3,890
Fixed assets (net of accumulated depreciation of
  $4,881)........................................     6,741          --            --          6,741
Deferred tax asset...............................     8,666          --            --          8,666
Goodwill (net of accumulated amortization of
  $8,566)........................................    14,796          --            --         14,796
Investment advisory contracts (net of accumulated
  amortization of $52,567).......................    17,522          --            --         17,522
Consolidated affiliated partnerships:
  Due from broker................................        --       4,248            --          4,248
  Investments in securities, at value (cost
     $3,692).....................................        --       3,927            --          3,927
  Investments in unaffiliated partnerships.......        --       3,778            --          3,778
                                                   --------     -------      --------       --------
     Total assets................................  $150,206     $12,004      $ (1,935)      $160,275
                                                   ========     =======      ========       ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'
  EQUITY
Accrued expenses.................................  $  3,545     $    29      $    (12)      $  3,562
Accrued bonuses..................................    39,728          --            --         39,728
Accrued incentive compensation...................    10,289          --            --         10,289
Accrued lease amendment expense..................     4,535          --            --          4,535
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of
     $1,106).....................................        --       1,117            --          1,117
                                                   --------     -------      --------       --------
     Total liabilities...........................    58,097       1,146           (12)        59,231
                                                   --------     -------      --------       --------
Minority interest in CAP.........................        --          --         8,935          8,935
                                                   --------     -------      --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized --
  15,000,000 shares, issued and outstanding --
  6,826,247......................................     6,826          --            --          6,826
Additional paid-in capital.......................    63,229          --            --         63,229
Retained earnings................................    22,054          --            --         22,054
Capital from consolidated affiliated
  partnerships...................................        --      10,858       (10,858)            --
                                                   --------     -------      --------       --------
  Total stockholders' equity.....................    92,109      10,858       (10,858)        92,109
                                                   --------     -------      --------       --------
Total liabilities, minority interest and
  stockholders' equity...........................  $150,206     $12,004      $ (1,935)      $160,275
                                                   ========     =======      ========       ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

5.  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

     Summary financial information, including the Company's carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

                                                               MARCH 31,
                                                                  2004
                                                               ----------
Total AIP assets............................................   $1,021,873
Total AIP liabilities.......................................     (317,708)
Total AIP capital balance...................................      704,165
AIP net earnings............................................        7,317
Company's carrying value (including accrued incentive
  allocations)..............................................        9,035
Company's income on invested capital (excluding accrued
  incentive allocations)....................................          107

     Included in the carrying value of investments in AIP at March 31, 2004 and December 31, 2003 are accrued incentive allocations approximating $2.3 million and $8.9 million, respectively.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $1.9 million and $1.5 million payable directly to employee owned and controlled entities ("Employee Entities") for the three months ended March 31, 2004 and 2003, respectively. These amounts are included in the Company's carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $1.9 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively. These amounts are included in the Consolidated Statement of Operations.

     The Company recorded investment advisory fees and incentive allocations/fees from affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $18.0 million and $11.0 million for the three months ended March 31, 2004, and 2003, respectively.

     Included in investment advisory and incentive fees receivable at March 31, 2004 and December 2003 are $5.3 million and $4.3 million, respectively, of advisory fees from AIP and sponsored investment offshore vehicles. Also included in investment advisory and incentive fees receivable are $6.9 million and $25.2 million of incentive fees from sponsored offshore investment vehicles at March 31, 2004 and December 31, 2003, respectively.

6.  CONTRACTUAL OBLIGATIONS

     In the ordinary course of business, BKF enters into contracts with third parties pursuant to which BKF or the third party provides services to the other. In many of the contracts, BKF agrees to indemnify the third party under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.

7.  NON-CASH TRANSACTIONS

     On December 11, 2002 the Company issued a tender offer to exchange 333,308 outstanding options for RSU, on a three for one exchange basis. As of January 10, 2003 the tender offer was complete, with a total of 111,105 RSU being granted in exchange for the options tendered.

     In January 2003, the Company granted 10,500 RSU to non-employee directors of the Company with a value of approximately $192,000. This amount was used to reduce cash payments for Board of Directors and Committee meetings.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     In March 2003, certain executive officers of the Company, who are subject to performance based criteria with regard to their 2002 compensation, and several employees were granted 347,365 RSU with a value of approximately $5.7 million.

     In the first quarter 2003, the Company withheld 1,520 shares of common stock in connection with the delivery of 3,894 RSU for required withholding taxes.

     In March 2004, certain executive officers of the Company, who are subject to performance based criteria with regard to their 2003 compensation, and several employees were granted 56,105 shares of restricted stock with a value of approximately $1.4 million which vest over a three year period. The amount unearned as of March 31, 2004 is recorded as unearned compensation in the consolidated statement of financial condition.

     In the first quarter 2004, the Company withheld 2,389 shares of common stock in connection with the delivery of 7,002 RSU for required withholding taxes.

     On March 18, 2004 the Company declared a dividend of $0.10 per share payable on April 20, 2004 in the aggregate amount of approximately $860,000.

8.  INCOME TAXES

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

     At March 31, 2004, assets under management at Levco were $13.03 billion, up from $10.65 billion a year earlier. Following is a comparison of Levco's assets under management as defined by product and client type:

                                MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                  2004          2003           2003          2003       2003
                                ---------   ------------   -------------   --------   ---------
LONG-ONLY ACCOUNTS:
Institutional.................   $ 2,818      $ 2,953         $ 2,707      $ 2,704     $ 2,372
Sub-Advisory..................     2,440        2,306           2,050        1,991       1,771
Non-Institutional.............     1,683        1,640           1,499        1,508       1,385
Wrap..........................     2,379        2,502           2,343        2,532       2,537
ALTERNATIVE STRATEGIES:
Event Driven..................     2,604        2,418           2,303        2,138       1,979
Long/Short Accounts...........       642          434             307          216          95
Short-Biased..................       394          340             398          409         452
Other Private Investment
  Funds.......................        70           67              59           57          55
                                 -------      -------         -------      -------     -------
TOTAL.........................   $13,030      $12,660         $11,666      $11,555     $10,646
                                 =======      =======         =======      =======     =======

     Levco also has a wholly-owned broker-dealer subsidiary that clears through Correspondent Services Corporation on a fully disclosed basis. Effective May 12, 2004, Bear Stearns Securities Corp. will replace Correspondent Services Corporation as the clearing broker. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

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

  LEVCO IS DEPENDENT ON KEY PERSONNEL

     Levco is largely dependent on the efforts of its senior investment professionals managing the long only strategies and the event driven, short-biased and long/short equity products. Levco is also dependent on the efforts of Mr. John A. Levin, the chairman and chief executive officer of BKF. The loss of the services of key investment personnel, including Mr. Levin, could have a material adverse effect on Levco because it could jeopardize its relationships with clients and result in the loss of those accounts. In the case of alternative investment strategies, the loss of the senior investment professionals managing the strategy could result in the discontinuance of the strategy by Levco. In 2003, the event driven strategies, which are primarily dependent on two senior portfolio managers, represented approximately 31% of the asset based investment advisory fees, approximately 89% of the incentive fees and approximately 53% of BKF's total fees. Levco's key investment personnel, including Mr. Levin, are not subject to employment contracts.

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

  ADVERSE DEVELOPMENTS WITH REGARD TO SIGNIFICANT CUSTOMERS OR RELATIONSHIPS COULD ADVERSELY AFFECT LEVCO'S REVENUES

     As of March 31, 2004, Levco had approximately 280 customers (counting as single customers each wrap fee program and related family and institutional accounts and excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies), of which the ten largest customers generated approximately $3.8 million of revenues for Levco in the first quarter of 2004 (including incentive fees), or approximately 16% of BKF's total fees for the period.

     The five largest customers for long-only equity products accounted for approximately 40% of all asset-based investment advisory fees earned in the first quarter of 2004 with respect to such products. The loss of any of these customers could have an adverse effect on BKF's revenues.

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

  TERRORIST ATTACKS COULD ADVERSELY AFFECT BKF

     Terrorist attacks, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on New York City, the local economy, the United States economy, the global economy, and global financial markets. It is possible that the above factors could have a material adverse effect on BKF's business, especially given the fact that all operations are conducted from a single location in New York City and BKF has incurred lease obligations with regard to this location through September 2011.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Part II -- Other Information."

RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the three month periods ended March 31, 2004 and March 31, 2003, respectively. The consolidation of the partnerships does not impact BKF's equity or net income.

  THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

  Revenues

     Total revenues for the first quarter of 2004 were $29.85 million, reflecting an increase of 36.8% from $21.81 million in revenues in the same period in 2003. This increase was primarily attributable to (i) a 34.4% gain in investment advisory fees from $13.83 million in the first quarter of 2003 to $18.59 million in the first quarter of 2004 and (ii) a 47.0% gain in incentive fees and general partner incentive allocations from $6.87 million in the first quarter of 2003 to $10.09 million in the first quarter of 2004. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

                                                           QUARTER ENDED    QUARTER ENDED
                                                           MARCH 31, 2004   MARCH 31, 2003
                                                           --------------   --------------
REVENUES:
Investments Management Fees (IMF):
Long Only................................................     $ 8,921          $ 8,815
Event-Driven.............................................       6,801            3,781
Long-Short...............................................       1,834              133
Short Biased.............................................         967            1,064
Other....................................................          63               38
                                                              -------          -------
  Total IMF Fees.........................................     $18,586          $13,831

                                                           QUARTER ENDED    QUARTER ENDED
                                                           MARCH 31, 2004   MARCH 31, 2003
                                                           --------------   --------------
Incentive Fees and Allocations:
Long Only................................................     $   281          $    20
Event-Driven.............................................       8,898            7,702
Long-Short...............................................         764               49
Short Biased.............................................           2             (912)
Other....................................................         146                7
                                                              -------          -------
  Total Incentive Fees...................................      10,091            6,866
  Total Fees.............................................      28,677           20,697
Broker Dealer Revenue....................................         478              493
                                                              -------          -------
Total Advisory Revenue...................................     $29,155          $21,190
                                                              -------          -------

     The increase in asset-based advisory fees with respect to the event driven and long/short equity strategies was attributable to net contributions and appreciation through performance. With respect to long-only investment strategies, appreciation in assets under management through performance was partly offset by net withdrawals, and the increases did not generate correspondingly higher asset-based advisory fees, as the average fees generated by such assets declined. It should be noted that alternative investment products tend to operate with targeted asset levels that may fluctuate depending on a variety of factors, and that contributions to such products may be limited in order to keep the products near their targeted asset levels. For this reason, the rates of growth recently experienced by BKF's largest alternative investment products may not be sustained.

     The increase in incentive fees and allocations was primarily attributable to (i) the increase in assets under management in the event driven and long/short equity strategies and (ii) the reversal in the first quarter of 2003 of an accrual made with respect to a short-biased account with a June 30 fiscal year. In addition, accounts pursuing long-only strategies generated significantly higher performance-based fees in the first quarter of 2004. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined or billed and allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

     Levco continues to be on hold status with respect to the wrap program through which it managed approximately 82% of its wrap program assets as of March 31, 2004, i.e., Levco may continue to accept additional contributions from existing accounts but may not open new accounts in the program. There is no definite timetable with respect to how long Levco may remain in this status. Levco is maintaining the service, sales and operational infrastructure required to support participation in wrap programs.

     Revenue generated by the broker-dealer business (net of clearing charges) declined 3.0% to $478,000 in the first quarter of 2004 from $493,000 in the first quarter of 2003. This decline was primarily the result of a decrease in the number of accounts maintained at the broker-dealer, which was partly offset by revenues generated from the distribution of an unaffiliated investment partnership.

     Net realized and unrealized gains on investments increased by 106.9% to $209,000 in the first quarter of 2004 from $101,000 in the first quarter of 2003, primarily as the result of increased direct seed capital investments in proprietary accounts and non-consolidated investment funds.

     Revenues from consolidated investment partnerships decreased 7.1% to $405,000 in the first quarter of 2004 from $436,000 in the first quarter to 2003, as a decrease in dividend and interest income exceeded an increase in net realized and unrealized gains. The number and identities of the funds included in the consolidated investment partnerships changed over the period. The gains/losses on investments from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations.

  Expenses

     Total expenses for the first quarter of 2004 were $30.06 million, reflecting an increase of 33.8% from $22.47 million in expenses in the same period in 2003. Total expenses excluding amortization of finite life intangibles were $28.31 million in the first quarter of 2004, reflecting an increase of 36.6% from $20.72 million for the first quarter of 2003.

     Employee compensation and benefit expense was $21.1 million, reflecting an increase of 45.6% from $14.49 million in the first quarter of 2003. The conditions in the industry with respect to both alternative investment and long-only professionals remain intense. The large increase in compensation expense relative to the increase in revenues was attributable to (i) an increase in the percentage of revenues attributable to alternative investment strategies and (ii) investments made in the development of long-only small cap, long/short small-mid cap, multi-manager and international equity products. The effort to develop an international equity product was terminated during the quarter.

     The investment teams responsible for the management of alternative investment products are compensated on a number of different bases, which differ from the basis on which the investment team managing long-only products is compensated. This can be expected to result in a higher percentage of the revenues generated by such alternative strategies being paid as compensation to personnel directly associated with the investment teams. While revenues relating to the event driven and long/short alternative investment products increased by $6.63 million in the first quarter of 2004, compensation expense relating to personnel associated with these products (including a portion of internal sales personnel) increased by $4.89 million. Between March 31, 2003 and March 31, 2004, the event driven investment team added five investment professionals, while the long/short alternative investment team added four investment professionals. During this same period, the long-only investment team added 5 new members. The investments made with respect to new products that are reflected in compensation expense increased to $613,000 in the first quarter of 2004 as compared to $468,000 in the same period in 2003.

     The increase in employee compensation relating to the vesting of equity grants to $2.16 million in the first quarter of 2004 from $1.49 million in the same period in 2003 reflects the grant of restricted stock units in 2003 and restricted stock in 2004. The expense associated with such grants is being charged over the vesting periods of the grants.

     Occupancy and equipment rental was $1.36 million in the first quarter of 2004, reflecting a 17.5% decrease from $1.64 million in the same period in 2003. This decrease is attributable to the relinquishment of approximately 21,000 square feet at One Rockefeller Plaza pursuant to a lease amendment entered into in the fourth quarter of 2003, which was partly offset by escalations in the lease for the facilities at One Rockefeller Plaza and real estate tax increases.

     Other operating expenses were $3.63 million in the first quarter of 2004, reflecting a 19.7% increase from $3.03 million in the same period in 2003. The increase was primarily attributable to increases in professional fees relating to third party marketers (which are primarily related to revenues generated by alternative investment products), increased insurance premiums, and increases in auditing and legal expenses.

     Interest expense in the first quarter of 2004 was substantially attributable to imputed interest relating to payments being made in connection with the relinquishment of space pursuant to the lease amendment entered into during the fourth quarter of 2003.

  Operating Loss

     Operating loss for the first quarter of 2004 was $214,000, as compared to an operating loss of $661,000 in the same period in 2003, as the increase in income exceeded the increase in expenses. Operating income excluding the amortization of finite life intangibles and the total income from consolidated affiliated partnerships was $1.13 million in the first quarter of 2004, reflecting an increase of 73.0% from $655,000 in the same period in 2003.

  Income Taxes

     Total income tax expense was $466,000 in the first quarter of 2004, reflecting an increase of 19.2% from $391,000 for the same period in 2003. This increase primarily reflects the increase in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 40.0% (before amortization) was used to make the determination with respect to the provision for taxes at March 31, 2004, while an effective tax rate of 45.8% (before amortization) was used to calculate the provision for taxes at March 31, 2003. The decrease in the effective tax rate resulted from the $174,000 dividend accrual on restricted stock units and restricted stock being treated as compensation for tax purposes. This will impact all future dividends paid until the stock underlying restricted stock units or the restricted stock, as the case may be, is actually delivered.

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of March 31, 2004 consist primarily of cash, short term investments and investment advisory and incentive fees receivable. While BKF's daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF's business plan, and such seed capital investments may require substantial financial resources. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At March 31, 2004, BKF had cash and cash equivalents of $40.10 million, compared to $37.44 million at December 31, 2003. This increase primarily reflects the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships, which were partly offset by the payment of cash bonuses in 2004, which were accrued in 2003. The decrease in investment advisory and incentive fees receivable from $37.84 million at December 31, 2003 to $20.92 million at March 31, 2004 primarily reflects the receipt of incentive fees earned in 2003. The decrease in investments in affiliated investment partnerships from $17.04 million at December 31, 2003 to $9.04 million at March 31, 2004 primarily reflects the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2003, which was partially offset by the accrual of incentive allocations for the three month period ended March 31, 2004. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.

     The elimination of the investments in unaffiliated partnerships by consolidated affiliated partnerships reflects the liquidation of a multi-strategy, multi-manager investment vehicle. The increase in investments in securities by consolidated investment partnerships to $4.85 million at March 31, 2004 from $3.93 million at December 31, 2003 reflects the increase in assets under management of a consolidated affiliated investment partnership.

     Accrued expenses were $3.09 million at March 31, 2004, as compared to $3.56 million at December 31, 2003. Such expenses were comprised primarily of accruals for third party marketing fees. Such fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. The payment of third party marketing fees was partly offset by the expenses accrued during the first quarter.

     Accrued bonuses were $14.70 million at March 31, 2004, as compared to $39.73 million at December 31, 2003, reflecting the payment of 2003 bonuses and the accrual for 2004 bonuses. The increase in accrued incentive compensation to $12.40 million at March 31, 2004 from $10.29 million at December 31, 2003 reflects the expensing of equity awards over their vesting periods.

     The increase in securities sold short by consolidated investment partnerships to $2.59 million at March 31, 2004 from $1.12 million at December 31, 2003 reflects the increase in assets under management of a consolidated investment partnership. Partner contributions received in advance reflect the receipt of funds by a consolidated investment vehicle prior to the acceptance of such funds for investment.

     On March 18, 2004, BKF declared a dividend of $0.10 per share payable on April 20, 2004; BKF anticipates making quarterly dividend payments in the future.

     Based upon BKF's current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. Except for its lease commitments, which are discussed in Note 9 in the Notes to Consolidated Financial Statements in BKF's Annual Report on Form 10-K for the year ended December 31, 2003, BKF has no material commitments for capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues of the current quarter or the following quarter (with regard to wrap program accounts). Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven, long/short and short-biased strategies could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. Because BKF is primarily in the asset management business and manages equity portfolios, changes in interest rates, foreign currency exchange rates, commodity prices or other market rates or prices impact BKF only to the extent they are reflected in the equity markets.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table provides information about purchases by BKF during the quarter ended March 31, 2004 of equity securities that are registered by BKF pursuant to Section 12 of the Exchange Act.

     The purchases described below relate to the withholding of shares from employees in order to satisfy statutory withholding requirements in connection with the delivery of common stock underlying Restricted Stock Units.

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                 (A)                 (B)                 (C)                     (D)
                                                                   TOTAL NUMBER OF       MAXIMUM NUMBER (OR
                                                                  SHARES (OR UNITS)   APPROXIMATE DOLLAR VALUE)
                                                                  PURCHASED AS PART   OF SHARES (OR UNITS) THAT
                           TOTAL NUMBER OF                           OF PUBLICLY        MAY YET BE PURCHASED
                          SHARES (OR UNITS)     AVERAGE PRICE      ANNOUNCED PLANS       UNDER THE PLANS OR
         PERIOD               PURCHASED        PAID PER SHARE        OR PROGRAMS               PROGRAM
         ------           -----------------   -----------------   -----------------   -------------------------
1/1/04 - 1/31/04........        1,760              $ 25.68          Not Applicable         Not Applicable
2/1/04 - 2/29/04........           --              $    --          Not Applicable         Not Applicable
3/1/04 - 3/31/04........          629              $ 25.97          Not Applicable         Not Applicable

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

Date: May 10, 2004