Form 10-Q
period 2004-06-30
BKF CAPITAL GROUP INC
filed 2004-08-09
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-10024

BKF Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-0767530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Rockefeller Plaza, New York, New York (Address of principal executive offices)	10020 (Zip Code)

(212) 332-8400

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of July 31, 2004, 6,918,390 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	June 30,	December 31,
	2004	2003

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$49,298	$37,442
Investment advisory and incentive fees receivable	22,437	37,844
Investments in securities, at value (cost $5,395 and $4,317, respectively)	5,565	4,379
Investments in affiliated partnerships	9,286	17,042
Prepaid expenses and other assets	4,456	3,890
Fixed assets (net of accumulated depreciation of $5,603 and $4,881, respectively)	7,041	6,741
Deferred tax asset	9,174	8,666
Goodwill (net of accumulated amortization of $8,566)	14,796	14,796
Investment advisory contracts (net of accumulated amortization of $56,071 and $52,567, respectively)	14,018	17,522
Consolidated affiliated partnerships:
Due from broker	10,341	4,248
Investments in securities, at value (cost $7,740 and $3,692, respectively)	8,071	3,927
Investments in unaffiliated partnerships	—	3,778

Total assets	$154,483	$160,275

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$3,019	$3,562
Accrued bonuses	25,432	39,728
Accrued incentive compensation	14,519	10,289
Accrued lease amendment expense	4,070	4,535
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $4,301 and $1,106, respectively)	4,345	1,117

Total liabilities	51,385	59,231

Minority interest in consolidated affiliated partnerships	13,947	8,935

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 6,917,071 and 6,826,247 shares, respectively	6,917	6,826
Additional paid-in capital	65,199	63,229
Retained earnings	18,439	22,054
Unearned compensation — restricted stock	(1,404)	—

Total stockholders’ equity	89,151	92,109

Total liabilities, minority interest and stockholders’ equity	$154,483	$160,275

See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Investment advisory fees	$19,558	$14,421	$38,144	$28,251
Incentive fees and allocations	4,259	8,697	14,350	15,563
Commission income (net) and other	320	496	798	989
Net realized and unrealized gain on investments	191	405	400	506
Interest income	94	145	172	229
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	177	861	568	1,165
Interest and dividend income	20	82	33	214

Total revenues	24,619	25,107	54,465	46,917

Expenses:
Employee compensation and benefits	17,339	16,372	38,429	30,857
Employee compensation relating to vesting of equity grants	2,241	2,149	4,404	3,636
Occupancy & equipment rental	1,562	1,534	2,918	3,178
Other operating expenses	3,142	3,155	6,771	6,188
Other operating expenses from consolidated affiliated partnerships	11	37	20	107
Amortization of intangibles	1,752	1,752	3,504	3,504
Interest expense from lease amendment	28	—	89	—

Total expenses	26,075	24,999	56,135	47,470

Operating (loss)	(1,456)	108	(1,670)	(553)
Minority interest in consolidated affiliated partnerships	(163)	(585)	(541)	(822)

(Loss) before taxes	(1,619)	(477)	(2,211)	(1,375)

Income tax expense	80	597	546	988

Net (loss)	$(1,699)	$(1,074)	$(2,757)	$(2,363)

(Loss) per share:
Basic and Diluted	$(0.25)	$(0.16)	$(0.40)	$(0.36)

Weighted average shares outstanding
Basic and Diluted	6,908,415	6,646,055	6,881,352	6,644,992

See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2004
(Amounts in thousands)
(Unaudited)

		Additional
	Common	Paid-In	Unearned	Retained
	Stock	Capital	compensation	earnings	Total

Balance at December 31, 2003	6,826	63,229	—	22,054	92,109
Grants of restricted stock	65	1,620	(1,404)	—	281
Issuance of common stock	26	173	—	—	199
Tax benefit related to employee compensation plans	—	177	—	—	177
Dividend, net of compensation expense(1)	—	—	—	(858)	(858)
Net (loss)	—	—	—	(2,757)	(2,757)

Balance at June 30, 2004	$6,917	$65,199	$(1,404)	$18,439	$89,151

(1) compensation expense incurred relating to dividend

See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities
Net (loss)	$(2,757)	$(2,363)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	4,464	4,193
Compensation expense for vesting of restricted stock units	4,542	3,636
Tax benefit related to employee compensation plans	177	—
Change in deferred tax asset	(508)	(1,984)
Unrealized (gain) on investments in securities	(109)	(320)
Changes in operating assets and liabilities:
Decrease in investment advisory and incentive fees receivable	15,407	2,249
(Increase) in prepaid expenses and other assets	(592)	(996)
Decrease in investments in affiliated investment partnerships	9,624	4,150
(Increase) Decrease in investments in securities	(1,077)	999
(Decrease) in accrued expenses	(551)	(1,619)
(Decrease) in accrued bonuses	(14,296)	(10,313)
(Decrease) in accrued lease amendment expense	(465)	—
Increase in income taxes payable	—	1,855
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	541	822
Other	(16)	—
Increase (decrease) in due from broker	(6,093)	15,118
(Increase) decrease in securities	(4,144)	3,549
(Increase) in investments in unaffiliated partnerships	—	(946)
Increase (decrease) in securities sold short	3,228	(3,076)

Net cash provided by operating activities	7,375	14,954

Cash flows from investing activities
Fixed asset additions	(1,310)	(1,631)

Net cash (used in) investing activities	(1,310)	(1,631)

Cash flows from financing activities
Issuance of common stock	199	(50)
Dividend paid to shareholders	(858)
Consolidated affiliated partnerships:
Partner subscriptions	6,450	2,785
Partner redemptions	—	(12,200)

Net cash provided by (used in) financing activities	5,791	(9,465)

Net increase in cash and cash equivalents	11,856	3,858
Cash and cash equivalents at the beginning of the year	37,442	39,150

Cash and cash equivalents at the end of the period	$49,298	$43,008

Supplemental disclosure of cash flow information
Cash paid for interest	$89	$5

Cash paid for taxes	$1,863	$1,597

See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

      The consolidated interim financial statements of BKF Capital Group, Inc. (formerly Baker, Fentress & Company, hereto referred to as “BKF” or the “Company”) and its subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

      In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

      The Company operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as “Levco”. The Company trades on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “BKF”.

      The Consolidated Financial Statements of Levco include its wholly-owned subsidiary, John A. Levin & Co., Inc. (“JALCO”), JALCO’s two wholly-owned subsidiaries, Levco GP Inc. (“Levco GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have controlling interest of the applicable partnership. One investment partnership was consolidated at June 30, 2004 and for the six-month period then ended and two investment partnerships were consolidated at December 31, 2003. The operations of four investment partnerships (of which two terminated in March 2003) were included in the consolidated statements of operations and cash flows for the six-month period ended June 30, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Commissions earned on securities transactions executed by LEVCO Securities and related expenses are recorded on a trade-date basis net of any sales credits.

      Commissions earned on distribution of an unaffiliated investment advisor’s funds are recorded once a written commitment is obtained from the investor.

Revenue Recognition Policies for Consolidated Affiliated Partnerships (“CAPs”)

      Marketable securities owned and securities sold short, are valued at independent market prices with the resultant unrealized gains and losses included in operations.

      Security transactions are recorded on a trade date basis.

      Interest income and expense are accrued as earned or incurred.

      Dividend income and expense are recorded on the ex-dividend date.

Comprehensive Income

      The Company has not presented consolidated statements of comprehensive income in accordance with SFAS No. 130 “Reporting Comprehensive Income,” because it does not have any items of “other comprehensive income.”

Investments in Affiliated Investment Partnerships

      Levco GP serves as the managing general partner for several affiliated investment partnerships (“AIP”), which primarily engage in the trading of publicly traded equity securities, and in the case of one partnership, distressed corporate debt. The assets and liabilities and results of operations of the AIP are not included in the Company’s consolidated statements of financial condition with the exception of Levco GP’s equity ownership and certain AIP whereby Levco GP is deemed to have a controlling interest in the partnership (see Note 4). The limited partners of the AIP have the right to redeem their partnership interests at least quarterly. Additionally, the unaffiliated limited partners of the AIP may terminate Levco GP as the general partner of the AIP at any time. Levco GP does not maintain control over the unconsolidated AIP, has not guaranteed any of the AIP obligations, nor does it have any contractual commitments associated with them. Investments in the unconsolidated AIP held through Levco GP, are recorded based upon the equity method of accounting. Levco GP’s investment amount in the unconsolidated AIP equals the sum total of its capital accounts, including incentive allocations, in the AIP. Each AIP values its underlying investments in accordance with policies as described in its audited financial statements and underlying offering memoranda. It is the Company’s general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. Levco GP has general partner liability with respect to its interest in each of the AIP and has no investments in the AIP other than its interest in these partnerships (See Note 5).

Income Taxes

      The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur.

      The Company files consolidated Federal and combined state and local income tax returns.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

      The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. Other intangible assets with finite lives are amortized over their useful lives. Investment contracts are amortized straight line over 10 years.

Earnings Per Share

      The Company accounts for Earnings Per Share under SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the total of the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.

      The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net (loss)	$(1,699)	$(1,074)	$(2,757)	$(2,363)

Basic weighted-average shares outstanding	6,908,415	6,646,055	6,881,352	6,644,992
Dilutive potential shares from stock options and restricted stock units (“RSU”)	—	—	—	—

Diluted weighted-average shares outstanding	6,908,415	6,646,055	6,881,352	6,644,992

Basic and diluted (loss) per share:
Net (loss)	$(0.25)	$(0.16)	$(0.40)	$(0.36)

      In calculating diluted (loss) per share for the three and six months ended June 30, 2004 and 2003, common stock equivalents of 1,892,610 and 2,231,136, respectively, were excluded due to their anti-dilutive effect on the calculation.

Stock-Based Compensation

      The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation,” and has adopted the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” for all arrangements under which employees receive shares of stock or other equity instruments of the Company, or if the Company incurs liabilities to employees in amounts based on the price of its stock. In December 2002, the FASB Issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation. The Company has elected to apply the disclosure provisions of SFAS No. 123. Under APB Opinion No. 25, no compensation costs were recognized relating to the option

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grants because the exercise prices of the options awarded were equal to the fair market price of the common stock on the dates of the grants.

      The following table illustrates the effect on net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

	Three Month Ended		Six Months Ended
	June 30,		June 30, 2004

	2004	2003	2004	2003

Net (loss), as reported	$(1,699)	$(1,074)	$(2,757)	$(2,363)

Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	877	1,142	2,544	1,948
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(877)	(1,162)	(2,544)	(2,007)

Pro forma net (loss)	$(1,699)	(1,094)	$(2,757)	$(2,422)

(Loss) per share:
Basic and diluted — as reported	$(0.25)	$(0.16)	$(0.40)	$(0.36)

Basic and diluted — pro forma	$(0.25)	$(0.16)	$(0.40)	$(0.36)

Reclassifications

      Certain prior period amounts reflect reclassifications to conform with the current year’s presentation.

Significant Accounting Policies of Consolidated Affiliated Partnerships (“CAPs”)

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

Investments in Unaffiliated Investment Partnerships

      The Company’s investments in unaffiliated investment partnerships result from the consolidation of an affiliated investment partnership that invests in unaffiliated investment partnerships. Investments in unaffiliated investment partnerships are recorded at fair value, which generally is equal to the CAPs pro rata interest in the net assets of each unaffiliated investment partnership (based upon the net asset values reported by the unaffiliated investment partnerships). The CAP has substantially liquidated as of December 31, 2003 and is therefore no longer consolidated subsequent to that date.

Minority Interest

      Minority interests in the accompanying consolidated statements of financial condition represent the minority owners’ share of the equity of consolidated investment partnerships. Minority interest in the accompanying consolidated statements of operations represents the minority owners’ share of the income or loss of consolidated investment partnerships.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Included in investment advisory fees receivable are approximately $8.9 million and $680,000 of accrued incentive fees as of June 30, 2004 and December 31, 2003, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.	Consolidation of CAP

      In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (“VIEs”). The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”). FIN 46 generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that is the primary beneficiary.

      An entity is classified as a VIE if (a) total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or (b) its equity investors lack (i) the direct or indirect ability to make decisions about an entity’s activities through voting rights or absorb the expected losses of the entity if they occur or (ii) the right to receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE’s expected losses or has the right to receive a majority of the VIE’s expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss and may include fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities.

      Initially, FIN 46 required a public enterprise with a variable interest in a VIE created before January 31, 2003, to apply FIN 46 to that VIE as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company adopted FIN 46 for the applicable periods presented. The consolidation of these partnerships does not impact the Company’s equity or net income. Levco GP has general partner liability with respect to its interest in each of the CAP.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present the consolidation of the CAP with BKF as of June 30, 2004. The consolidating statements of financial condition have been included to assist investors in understanding the components of financial condition and operations of BKF and the CAP. A significant portion of the results of operations have been separately identified in the consolidated statements of operations (dollar amounts in thousands):

	June 30, 2004

	BKF	CAP	Eliminations	Consolidated

	(Unaudited)	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$49,298	$—	$—	49,298
Investment advisory and incentive fees receivable	22,459	—	(22)	22,437
Investments in securities, at value (cost $5,395)	5,565	—	—	5,565
Investments in affiliated partnerships	9,378	—	(92)	9,286
Prepaid expenses and other assets	4,451	5	—	4,456
Fixed assets (net of accumulated depreciation of $5,603)	7,041	—	—	7,041
Deferred tax asset	9,174	—	—	9,174
Goodwill (net of accumulated amortization of $8,566)	14,796	—	—	14,796
Investment advisory contracts (net of accumulated amortization of $56,071)	14,018	—	—	14,018
Consolidated affiliated partnerships:
Due from Broker	—	10,341	—	10,341
Investments in securities, at value (cost $7,740)	—	8,071	—	8,071

Total assets	$136,180	$18,417	$(114)	$154,483

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$3,008	$33	$(22)	$3,019
Accrued bonuses	25,432	—	—	25,432
Accrued incentive compensation	14,519	—	—	14,519
Accrued lease amendment expense	4,070	—	—	4,070
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $4,301)	—	4,345	—	4,345

Total liabilities	47,029	4,378	(22)	51,385

Minority interest in CAP	—	—	13,947	13,947

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 6,917,071 shares	6,917	—	—	6,917
Additional paid-in capital	65,199	—	—	65,199
Retained earnings	18,439	—	—	18,439
Unearned compensation — restricted stock	(1,404)	—	—	(1,404)
Capital from consolidated affiliated partnerships	—	14,039	(14,039)	—

Total stockholders’ equity	89,151	14,039	(14,039)	89,151

Total liabilities, minority interest and stockholders’ equity	$136,180	$18,417	$(114)	$154,483

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments in Affiliated Investment Partnerships and Related Revenue

      Summary financial information, including the Company’s carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

June 30,
2004

Total AIP assets	$990,632
Total AIP liabilities	(276,934)
Total AIP capital balance	713,698
AIP net earnings	7,832
Company’s carrying value (including accrued incentive allocations)	9,286
Company’s income on invested capital (excluding accrued incentive allocations)	241

      Included in investments in AIP at June 30, 2004 are accrued but unearned incentive allocations approximating $2.7 million.

      Included in the Company’s incentive fees and general partner incentive allocations are approximately $300,000 and $1.8 million payable directly to employee owned and controlled entities (“Employee Entities”) for the three months ended June 30, 2004 and 2003, and $2.1 million and $3.4 million for the six moths ended June 30, 2004 and 2003, respectively. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $300,000 and $1.8 million for the three months ended June 30, 2004 and 2003, and $2.1 million and $3.4 million for the six months ended June 30, 2004 and 2003, respectively. These amounts are included in the Consolidated Statement of Operations.

      The Company recorded investment advisory fees and incentive allocations/fees from affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $11.9 million and $13.4 million for the three months ended June 30, 2004, and 2003, and $29.9 million and $24.4 million for the six months ended June 30, 2004 and 2003, respectively.

      Included in investment advisory and incentive fees receivable at June 30, 2004 and December 31, 2003 are $3.7 million and $4.3 million, respectively, of advisory fees from AIP and sponsored offshore vehicles. Also included in investment advisory and incentive fees receivable are $8.0 million and $25.2 million of incentive fees from sponsored offshore investment vehicles (similar to several domestic AIP) at June 30, 2004 and December 31, 2003, respectively.

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In March 2004, certain executive officers of the Company, who are subject to performance based criteria with regard to their 2003 compensation, and several employees were granted 56,105 shares of restricted stock with a value of approximately $1.4 million, which vest over a three-year period. The amount unearned as of March 31, 2004 is recorded as unearned compensation in the consolidated statement of financial condition.

      In the first quarter 2004, the Company withheld 2,389 shares of common stock in connection with the delivery of 7,002 RSU for required withholding taxes.

      In May 2004, the Company granted 9,600 shares of restricted stock to non-employee directors of the Company with a value of approximately $275,000. This amount was used to reduce cash payments for Board of Directors and Committee meetings.

      In the second quarter 2004, 4,500 RSU and 437 Restricted Stock, which were unvested, were forfeited.

8.	Income Taxes

      The Company’s provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate principally due to state and local taxes and non-deductible amortization. The Company has determined that the amortization expense on intangible assets is non-deductible since the purchase method of accounting has been applied retroactive to June 1996.

      Deferred tax assets arise from the future tax benefit on deferred and non-cash compensation, unrealized losses on investments, depreciation, accrued lease amendment expense, and utilization of capital losses. Deferred tax liabilities arise from deferred revenues, unrealized gains on investments, and state and local taxes.

9.	Subsequent Events

      In July 2004, the Board of Directors approved a dividend of $0.10 per share payable to shareholders on July 30, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      At June 30, 2004, assets under management at Levco were $13.13 billion, up from $11.56 billion a year earlier. Following is a comparison of Levco’s assets under management as defined by product and client type:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2004	2004	2003	2003	2003

Long-Only Accounts:
Institutional	$2,692	$2,818	$2,953	$2,707	$2,704
Sub-Advisory	2,491	2,440	2,306	2,050	1,991
Non-Institutional	1,667	1,683	1,640	1,499	1,508
Wrap	2,281	2,379	2,502	2,343	2,532
Alternative Strategies:
Event Driven	2,678	2,604	2,418	2,303	2,138
Long/ Short Accounts	722	642	434	307	216
Short-Biased	497	394	340	398	409
Other Private Investment Funds	97	70	67	59	57

Total	$13,125	$13,030	$12,660	$11,666	$11,555

      Levco also has a wholly-owned broker-dealer subsidiary that clears through Bear Stearns Securities Corp. on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

RISK FACTORS

      The following risks, among others, sometimes have affected, and in the future could affect, BKF’s business, financial condition or results of operations. The risks described below are not the only ones facing BKF. Additional risks not presently known to BKF or that BKF currently deems insignificant may also impact its business.

Levco is dependent on key personnel

      Levco is largely dependent on the efforts of its senior investment professionals managing the long only strategies and the event driven, short-biased and long-short equity products. Levco is also dependent on the efforts of Mr. John A. Levin, the chairman and chief executive officer of BKF. The loss of the services of key investment personnel, including Mr. Levin, could have a material adverse effect on Levco because it could jeopardize its relationships with clients and result in the loss of those accounts. In the case of alternative investment strategies, the loss of the senior investment professionals managing the strategy could result in the discontinuance of the strategy by Levco. In 2003, the event driven strategies, which are primarily dependent on two senior portfolio managers, represented approximately 31% of the asset based investment advisory fees, approximately 89% of the incentive fees and approximately 53% of BKF’s total fees. Levco’s key investment personnel, including Mr. Levin, are not subject to employment contracts.

      Levco’s future success depends on its ability to retain and attract qualified personnel to conduct its investment management business. To the extent that Levco further diversifies its products and strategies, BKF anticipates that it will be necessary for Levco to add portfolio managers and investment analysts. No assurance can be given that Levco will succeed in its efforts to recruit and retain the required personnel. Because of its relatively smaller size, Levco may have relatively fewer resources with which to recruit and retain personnel. The loss of key personnel or the inability to recruit and retain qualified portfolio managers, business and marketing personnel could have a material adverse effect on Levco’s business.

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

Levco is dependent on a limited number of investment products

      Levco currently derives most of its revenues from two investment products  — a large cap value strategy and an event-driven alternative investment product. While the large cap value strategy and the event-driven investment products may often perform differently in a given investment environment, adverse developments with regard to any of these products could have a material adverse effect on Levco’s business.

A decline in the performance of the securities markets could have an adverse effect on Levco’s revenues

      Levco’s operations are affected by many economic factors, including the performance of the securities markets. Declines in the securities markets, in general, and the equity markets, in particular, would likely reduce Levco’s assets under management and consequently reduce its revenues. In addition, any continuing decline in the equity markets, failure of these markets to sustain their prior rates of growth, or continued volatility in these markets could result in investors’ withdrawing from the equity markets or decreasing their rate of investment, either of which would likely adversely affect Levco. Levco’s rates of growth in assets under management and revenues have varied from year to year, and there can be no assurance that the growth rates sustained in the past will continue. Levco is generally a “value” manager, and a general decline in the performance of “value” securities could have an adverse effect on Levco’s revenues. Levco also offers event-driven and other alternative investment strategies. The failure to implement these strategies effectively could likewise impact Levco’s revenues.

Poor investment performance could adversely affect Levco’s financial condition

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

Adverse developments with regard to significant customers or relationships could adversely affect Levco’s revenues

      As of June 30, 2004, Levco had approximately 270 customers (counting as single customers each wrap fee program and related family and institutional accounts and excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies), of which the ten largest customers (representing approximately $5.6 billion in assets under management) generated approximately $10.09 million of revenues for Levco in the first six months of 2004 (including incentive fees), or approximately 19% of BKF’s total fees for the period.

      The five largest customers for long-only equity products accounted for approximately 40% of all asset-based investment advisory fees earned in the first six months of 2004 with respect to such products. The loss of any of these customers could have an adverse effect on BKF’s revenues.

      In the institutional marketplace, consultants play a key role in selecting investment managers for their clients. In the event that a consultant advising current clients of Levco takes a negative view of Levco, Levco could lose a number of accounts related to that consultant.

A decrease in Levco’s management fees, the cancellation of investment management agreements or poor investment performance by the Levco private investment funds could adversely affect Levco’s results

      Management Fees. Some segments of the investment management industry have experienced a trend toward lower management fees. Levco must maintain a level of investment returns and service that is acceptable to clients given the fees they pay. No assurance can be given that Levco will be able to maintain its current fee structure or client base. Reduction of the fees for new or existing clients could have an adverse impact on Levco’s profits.

      Cancellation of Investment Management Agreements. It is expected that Levco will derive almost all of its revenue from investment management agreements. For registered investment companies, a majority of the disinterested members of each fund’s board must approve these agreements at least annually and the agreements are terminable without penalty on 60 days’ notice. The agreements with Levco’s separately-managed account clients generally are terminable by the client without penalty and with little or no notice. Any failure to renew, or termination of, a significant number of these agreements could have an adverse effect on Levco.

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

      Management believes that the most important factors affecting Levco’s ability to attract and retain clients are the abilities, performance records and reputations of its portfolio managers, the ability to hire and retain key investment personnel, the attractiveness of investment strategies to potential investors and competitive fees and investor service. Levco’s ability to increase and retain client assets could be adversely affected if client accounts underperform client expectations or if key investment personnel leave Levco. Levco’s ability to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under prevailing market conditions. The absence of significant barriers to entry by new investment management firms in the institutional managed accounts business increases competitive pressure. Since Levco is a relatively smaller asset management company, changes in customers, personnel and products and other business developments may have a greater impact on Levco than they would have on larger, more diversified asset management companies.

Levco is dependent on information systems and administration, back-office and trade execution functions

      Levco is highly dependent on information systems and technology and depends, to a great extent, on third parties who are responsible for managing, maintaining and updating these systems. No assurance can be given that Levco’s current systems will continue to be able to accommodate its growth or that the costs of its outsourcing arrangements will not increase. The failure to accommodate growth or an increase in costs could have an adverse effect on Levco.

      Success in the investment management industry also depends on the ability of an investment manager, and third parties with whom the investment manager contracts, to successfully perform administrative, back-office and trade execution functions. A failure by Levco or a third party contracted by Levco to perform such functions could adversely impact Levco’s revenues.

Conflicts of interest may arise and adversely affect Levco

      From time to time, Levco’s officers, directors and employees may own securities which one or more of its clients also own. Although Levco maintains internal policies regarding individual investments by its officers, directors and employees which require them to report securities transactions and restrict certain transactions so as to minimize possible conflicts of interest, possible conflicts of interest may arise that could have adverse effects on Levco. Similarly, conflicting investment positions may develop among various investment strategies managed by Levco. Although Levco has internal policies in place to address such situations, such conflicts could have adverse effects on Levco.

Government regulations may adversely affect Levco and BKF

      Virtually all aspects of Levco’s business are subject to various federal and state laws and regulations. Levco is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational and disclosure obligations. John A. Levin & Co. is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and Levco GP is registered with that agency as a commodity pool operator. John A. Levin & Co. and Levco GP are members of the National Futures Association. LEVCO Securities is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board. In addition, Levco is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a “fiduciary” with respect to certain clients. Furthermore, BKF, as a publicly traded company listed on the New York Stock Exchange, is subject to the federal securities laws, including the Securities Exchange Act of 1934, as amended, and the requirements of the exchange.

      These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Levco or BKF from conducting its business if it fails to comply with these laws and regulations. If Levco or BKF fails to comply with these laws and regulations, these agencies may impose sanctions, including the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration, and other censures and fines. Even if in compliance with all laws and regulations, changes in these laws or regulations could adversely affect BKF’s profitability and operations and its ability to conduct certain businesses in which it is currently engaged.

Terrorist attacks could adversely affect BKF

      Terrorist attacks, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on New York City, the local economy, the United States economy, the global economy, and global financial markets. It is possible that the above factors could have a material adverse effect on BKF’s business, especially given the fact that all operations are conducted from a single location in New York City and BKF has incurred lease obligations with regard to this location through September 2011.

      Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). See “Part II — Other Information.”

RESULTS OF OPERATIONS

      The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the three and six month periods ended June 30, 2004 and June 30, 2003, respectively. The consolidation of the partnerships does not impact BKF’s equity or net income.

Three Months Ended June 30, 2004 as Compared to Three Months Ended June 30, 2003

Revenues

      Total revenues for the second quarter of 2004 were $24.62 million, reflecting a decrease of 1.9% from $25.11 million in revenues in the same period in 2003. This decrease is primarily attributable to a 51.0% decline in incentive fees and general partner incentive allocations from $8.70 million in the second quarter of 2003 to $4.26 million in the second quarter of 2004. Investment advisory fees in the second quarter of 2004 increased 35.6% from $14.42 million in the second quarter to 2003 to $19.56 million in the second quarter of 2004. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Quarter Ended

	June 30, 2004	June 30, 2003

Revenues:
Investments Management Fees (IMF):
Long Only	$8,745	$8,489
Event-Driven	7,180	4,457
Long-Short	2,311	402
Short Biased	1,190	1,030
Other	132	43

Total IMF Fees	19,558	14,421

Incentive Fees and Allocations:
Long Only	1,068	73
Event-Driven	(837)	8,452
Long-Short	3,988	1,476
Short Biased	(2)	(1,363)
Other	42	59

Total Incentive Fees	4,259	8,697

Total Fees	23,817	23,118
Broker Dealer Revenue-Net	320	496

Total Advisory Revenue	24,137	23,614

Investment and Interest Income	285	550
Investment Income from Consolidated Affiliated Partnerships	197	943

Total Revenues	$24,619	$25,107

      The increase in asset-based advisory fees with respect to the event driven and long-short equity strategies was attributable to net contributions and, in the case of the long-short equity strategies, appreciation through performance. With respect to long-only investment strategies, appreciation in assets under management through performance was partly offset by net withdrawals, and the increases did not generate correspondingly higher asset-based advisory fees, as the average fees generated by such assets declined. It should be noted that alternative investment products tend to operate with targeted asset levels that may fluctuate depending on a variety of factors, and that contributions to such products may be limited in order to keep the products near their targeted asset levels. Currently, the primary event driven strategies are not accepting additional contributions that would bring them above their present asset levels. For this reason, the rates of growth recently experienced by BKF’s largest alternative investment products may not be sustained.

      The decrease in incentive fees and allocations was primarily attributable to the performance in event driven strategies, which resulted in the partial reversal of a revenue accrual made in the first quarter of 2004. The increase in incentive fees and allocations in the long-short strategies was attributable to an increase in assets under management. In addition, accounts pursuing long-only strategies generated significantly higher performance-based fees in the second quarter of 2004.

      Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined or billed and allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

      Through June 30, 2004, Levco was on hold in the wrap program in which it managed approximately 81% of its wrap program assets as of June 30, 2004. In July 2004, the hold status on which Levco had been placed in the second quarter of 2003 was lifted, enabling the firm to open new accounts in the program.

      Revenue generated by the broker-dealer business (net of clearing charges) declined 35.5% to $320,000 in the second quarter of 2004 from $496,000 in the second quarter of 2003. This decline was primarily the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts.

      Net realized and unrealized gains on investments decreased by 52.8% to $191,000 in the second quarter of 2004 from $405,000 in the second quarter of 2003, primarily as the result of decreased direct seed capital investments in non-consolidated investment funds.

      Net realized and unrealized gains on investments from consolidated investment partnerships decreased 79.4% to $177,000 in the second quarter of 2004 from $861,000 in the second quarter of 2003, and interest and dividend income from consolidated investment partnerships decreased 75.6% to $20,000 in the second quarter of 2004 from $82,000 in the second quarter of 2003. The number and identities of the funds included in the consolidated investment partnerships changed over the period. The gains/losses on investments from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses

      Total expenses for the second quarter of 2004 were $26.08 million, reflecting an increase of 4.3% from $25.00 million in expenses in the same period in 2003. Total expenses excluding amortization of finite life intangibles were $24.32 million in the second quarter of 2004, reflecting an increase of 4.6% from $23.25 million for the second quarter of 2003.

      Employee compensation and benefit expense, including compensation relating to the vesting of equity grants, was $19.58 million in the second quarter of 2004, reflecting an increase of 5.7% from $18.52 million in the second quarter of 2003. The increase in compensation expense relative to the increase in revenues was attributable to (i) an increase in the percentage of revenues attributable to alternative investment strategies, and (ii) investments made in the development of long-only smallcap, long-short small-midcap and multimanager products.

      The investment teams responsible for the management of alternative investment products are compensated on a number of different bases, which differ from the basis on which the investment team managing long-only products is compensated. This can be expected to result in a higher percentage of the revenues generated by such alternative strategies being paid as compensation to personnel directly associated with the investment teams. The margin with respect to the event driven strategies narrowed slightly, as the $6.57 million (50.9%) decline in event driven revenues (as the result of decreased performance) resulted in a decline in compensation expense relating to personnel associated with the event driven products of $4.45 million (47.8%). As its assets under management grew significantly, the long-short strategy saw slightly improved margins, as the $4.42 million (235.6%) increase in revenues resulted in an increase in compensation expense relating to personnel associated with the long-short strategies (including a portion of internal sales personnel) of $2.91 million (222.9%). The investments made with respect to new products that are reflected in compensation expense increased to $451,000 in the second quarter of 2004 as compared to $292,000 in the same period in 2003.

      Occupancy and equipment rental was $1.56 million in the second quarter of 2004, reflecting a 1.8% increase from $1.53 million in the same period in 2003, as increases in depreciation and amortization expense were mostly offset by a lease amendment entered into in the fourth quarter of 2003 pursuant to which a portion of the space at BKF’s primary facility was relinquished.

      Other operating expenses were $3.14 million in the second quarter of 2004, reflecting a 0.4% decrease from $3.16 million in the same period in 2003. Reductions in third party referral fees were offset by (i) increased professional fees to consultants, lawyers and auditors relating to public company issues and (ii) increased insurance costs for directors and officers/errors and omissions coverage.

Operating Loss

      Operating loss for the second quarter of 2004 was $1.46 million, as compared to operating income of $108,000 in the same period in 2003, as income decreased and expenses increased. Operating income excluding the amortization of finite life intangibles and the total income from consolidated affiliated partnerships was $99,000 in the second quarter of 2004, reflecting a decrease of 89.2% from $917,000 in the same period in 2003.

Income Taxes

      Total income tax expense was $80,000 in the second quarter of 2004, reflecting a decrease of 86.6% from $597,000 for the same period in 2003. This decrease primarily reflects the decrease in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 60.9% (before amortization) was used to make the determination with respect to the provision for taxes at June 30, 2004, while an effective tax rate of 46.9% (before amortization) was used to calculate the provision for taxes at June 30, 2003. BKF experienced a reduction in effective state tax rates, resulting in a decrease in value of the net state deferred tax asset and a corresponding state tax expense.

Six Months Ended June 30, 2004 as Compared to Six Months Ended June 30, 2003

Revenues

      Total revenues for the six months ended June 30, 2004 were $54.47 million, reflecting an increase of 16.1% from $46.92 million in revenues in the same period in 2003. This increase is primarily attributable to a 35.0% increase in investment advisory fees to $38.14 million in the first six months of 2004 from $28.25 million in the same period in 2003. This was partly offset by a 7.8% decline in incentive fees and general partner incentive allocations to $14.35 million in the first six months of 2004 from $15.56 million in the same period in

2003. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Six Months Ended

	June 30, 2004	June 30, 2003

Revenues:
Investments Management Fees (IMF):
Long Only	$17,665	$17,296
Event-Driven	13,981	8,239
Long-Short	4,145	535
Short Biased	2,122	2,086
Other	231	95

Total IMF Fees	38,144	28,251

Incentive Fees and Allocations:
Long Only	1,350	73
Event-Driven	8,060	16,154
Long-Short	4,752	1,524
Short Biased	—	(2,275)
Other	188	87

Total Incentive Fees	14,350	15,563

Total Fees	52,494	43,814
Broker Dealer Revenue-Net	798	989

Total Advisory Revenue	53,292	44,803

Investment and Interest Income	572	735
Investment Income from Consolidated Affiliated Partnerships	601	1,379

Total Revenues	$54,465	$46,917

      The increase in asset-based advisory fees with respect to the event driven and long-short equity strategies was attributable to net contributions and appreciation through performance. With respect to long-only investment strategies, appreciation in assets under management through performance was partly offset by net withdrawals, and the increases did not generate correspondingly higher asset-based advisory fees, as the average fees generated by such assets declined.

      The decrease in incentive fees and allocations was primarily attributable to the performance in event driven strategies. The increase in incentive fees and allocations in the long-short strategies was attributable to an increase in assets under management. In addition, accounts pursuing long-only strategies generated significantly higher performance-based fees in the first six months of 2004.

      Revenue generated by the broker-dealer business (net of clearing charges) declined 19.3% to $798,000 in the six months ended June 30, 2004 from $989,000 in the same period in 2003. This decline was primarily the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts.

      Net realized and unrealized gains on investments decreased by 20.9% to $400,000 in the six months ended June 30, 2004 from $506,000 in the same period in 2003, primarily as the result of decreased direct seed capital investments in non-consolidated investment funds.

      Net realized and unrealized gains on investments from consolidated investment partnerships decreased 51.2% to $568,000 in the six months ended June 30, 2004 from $1.17 million in the same period in 2003, and interest and dividend income from consolidated investment partnerships decreased 84.6% to $33,000 in the six months ended June 30, 2004 from $214,000 in the same period in 2003. The number and identities of the funds included in the consolidated investment partnerships changed over the period.

Expenses

      Total expenses for the six months ended June 30, 2004 were $56.14 million, reflecting an increase of 18.3% from $47.47 million in expenses in the same period in 2003. Total expenses excluding amortization of finite life intangibles were $52.6 million in the six months ended June 30, 2004, reflecting an increase of 19.7% from $43.97 million for the same period in 2003.

      Employee compensation and benefit expense, including compensation relating to the vesting of equity grants, was $42.83 million for the six months ended June 30, 2004, reflecting an increase of 24.2% from $34.49 million in the same period in 2003. The increase in compensation expense relative to the increase in revenues was attributable to (i) an increase in the percentage of revenues attributable to alternative investment strategies and (ii) investments made in the development of long-only small cap, long-short small-mid cap, multi-manager and international equity products. The development efforts with respect to the international equity product were terminated in the first quarter of 2004.

      The investment teams responsible for the management of alternative investment products are compensated on a number of different bases, which differ from the basis on which the investment team managing long-only products is compensated. This can be expected to result in a higher percentage of the revenues generated by such alternative strategies being paid as compensation to personnel directly associated with the investment teams. The margin with respect to the event driven strategies narrowed slightly, as the $2.44 million (10.0%) decline in event driven revenues resulted in a decline in compensation expense relating to personnel associated with the event driven products of $1.22 million (6.9%). As its assets under management grew significantly, the long-short strategy saw slightly improved margins, as the $6.84 million (332.1%)increase in long-short revenues resulted in an increase in compensation expense relating to personnel associated the long-short strategies (including a portion of internal sales personnel) of $4.46 million (307.8%). The investments made with respect to new products that are reflected in compensation expense increased to $1.06 million in the six months ended June 30, 2004 as compared to $760,000 in the same period in 2003.

      Occupancy and equipment rental was $2.92 million in the six months ended June 30, 2004, reflecting an 8.2% decrease from $3.18 million in the same period in 2003. This decrease is attributable to the relinquishment of a portion of the space at BKF’s primary facility pursuant to a lease amendment entered into in the fourth quarter of 2003, which was partly offset by increased depreciation and amortization expense.

      Other operating expenses were $6.77 million in the six months ended June 30, 2004, reflecting a 9.4% increase from $6.19 million in the same period in 2003. Increased professional fees to consultants, lawyers and auditors relating to public company issues and increased insurance costs for directors and officers/errors and omissions coverage were mostly offset by reduced expenses relating to third party referral fees (which were impacted by the decline in performance of the event-driven strategies).

      Interest expense in the six months ended June 30, 2004 was substantially attributable to imputed interest relating to payments being made in connection with the relinquishment of space pursuant to the lease amendment entered into during the fourth quarter of 2003.

Operating Loss

      Operating loss for the six months ended June 30, 2004 was $1.67 million, as compared to an operating loss of $553,000 in the same period in 2003, as the increase in expenses exceeded the increase in income. Operating income excluding the amortization of finite life intangibles and the total income from consolidated affiliated partnerships was $1.23 million in the six months ended June 30, 2004, reflecting a decrease of 21.6% from $1.57 million in the same period in 2003.

Income Taxes

      Total income tax expense was $546,000 in the six months ended June 30, 2004, reflecting a decrease of 44.7% from $988,000 for the same period in 2003. This decrease primarily reflects the decrease in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 42.2% (before amortization) was used to make the determination with respect to the provision for taxes at June 30, 2004, while an effective tax rate of 46.4% (before amortization) was used to calculate the provision for taxes at June 30, 2003. The decrease in the effective tax rate resulted partly from the $174,000 dividend paid on restricted stock units and restricted stock being treated as compensation for tax purposes. This will impact all future dividends paid until the stock underlying restricted stock units or the restricted stock is actually delivered. In addition, differences in state allocations contributed to the decrease in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      BKF’s current assets as of June 30, 2004 consist primarily of cash, short term investments and investment advisory and incentive fees receivable. While BKF’s daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF’s business plan, and such seed capital investments may require substantial financial resources. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At June 30, 2004, BKF had cash and cash equivalents of $49.30 million, compared to $37.44 million at December 31, 2003. This increase primarily reflects the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships, which were partly offset by the payment of cash bonuses in 2004, which were accrued in 2003. The decrease in investment advisory and incentive fees receivable from $37.84 million at December 31, 2003 to $22.44 million at June 30, 2004 primarily reflects the receipt of incentive fees earned in 2003. The decrease in investments in affiliated investment partnerships from $17.04 million at December 31, 2003 to $9.29 million at June 30, 2004 primarily reflects the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2003, which was partially offset by the accrual of incentive allocations for the six month period ended June 30, 2004. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.

      The elimination of the investments in unaffiliated partnerships by consolidated affiliated partnerships reflects the liquidation of a multi-strategy, multi-manager investment vehicle. The increase in investments in securities by consolidated investment partnerships to $8.07 million at June 30, 2004 from $3.93 million at December 31, 2003 and the increase is due from broker from consolidated investment partnership to $10.34 million at June 30, 2004 from $4.25 at December 31, 2003 reflect the increase in assets under management of a consolidated affiliated investment partnership.

      Accrued expenses were $3.02 million at June 30, 2004, as compared to $3.56 million at December 31, 2003. Such expenses were comprised primarily of accruals for third party marketing fees and professional fees relating to public company expenses. Third party marketing fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. The payment of third party marketing fees was partly offset by the expenses accrued during the six months ended June 30, 2004.

      Accrued bonuses were $25.43 million at June 30, 2004, as compared to $39.73 million at December 31, 2003, reflecting the payment of 2003 bonuses and the accrual for 2004 bonuses. The increase in accrued incentive compensation to $14.52 million at June 30, 2004 from $10.29 million at December 31, 2003 reflects the expensing of equity awards over their vesting periods.

      The increase in securities sold short by consolidated investment partnerships to $4.35 million at June 30, 2004 from $1.12 million at December 31, 2003 reflects the increase in assets under management of a consolidated investment partnership.

      Based upon BKF’s current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. Except for its lease commitments, which are discussed in Note 9 in the Notes to Consolidated Financial Statements in BKF’s Annual Report on Form 10-K for the year ended December 31, 2003, BKF has no material commitments for capital expenditures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Since BKF’s revenues are largely driven by the market value of Levco’s assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues of the current quarter or the following quarter (with regard to wrap program accounts). Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco’s revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco’s event-driven, long-short and short-biased strategies could reduce performance based incentive fees and allocations and thereby negatively impact BKF’s revenues. Because BKF is primarily in the asset management business and manages equity portfolios, changes in interest rates, foreign currency exchange rates, commodity prices or other market rates or prices impact BKF only to the extent they are reflected in the equity markets.

Item 4.	Controls and Procedures

      An evaluation was performed under the supervision and with the participation of BKF’s management, including the CEO and CFO, of the effectiveness of the design and operation of BKF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, BKF’s management, including the CEO and CFO, concluded that BKF’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in BKF’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during BKF’s most recent quarter that has materially affected, or is reasonably likely to materially affect, BKF’s internal control over financial reporting.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that BKF’s controls will succeed in achieving their stated goals under all potential future conditions.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table provides information about purchases by BKF during the quarter ended June 30, 2004 of equity securities that are registered by BKF pursuant to Section 12 of the Exchange Act.

      The purchases described below relate to the withholding of shares from employees in order to satisfy statutory withholding requirements in connection with the delivery of common stock underlying Restricted Stock Units.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
			Purchased as Part	of Shares (or Units) that
	Total Number of		of Publicly	May Yet Be Purchased
	Shares (or Units)	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Program

4/1/04 – 4/30/04	—	$—	Not Applicable	Not Applicable
5/1/04 – 5/31/04	1,970	$28.19	Not Applicable	Not Applicable
6/1/04 – 6/30/04	—	$—	Not Applicable	Not Applicable

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      On May 13, 2004, BKF held its Annual Meeting of Stockholders. At the Annual Meeting, Anson M. Beard, Jr., Peter J. Solomon and Dean J. Takahashi were elected to serve as directors of BKF. Barton M. Biggs, J. Barton Goodwin, David D. Grumhaus, John A. Levin, Burton G. Malkiel and James S. Tisch continued as directors following the Annual Meeting. At the Annual Meeting, the stockholders also approved proposal 2, ratifying the appointment of Grant Thornton LLP as BKF’s independent auditors, and proposal 3, a shareholder proposal requesting that the board of directors redeem the Common Share Purchase Rights issued pursuant to the Rights Agreement dated June 8, 2001 (the “Plan”), unless the holders of a majority of the outstanding shares approve the issuance at a meeting of stockholders held as soon as practical. The board of directors recognizes the stockholder vote in favor of proposal 3 and continues to believe that the Plan supports the objectives of preserving and maximizing the Company’s value for all stockholders.

      The voting on the above matters is set forth below:

Proposal 1

Nominee	Votes For	Votes Withheld

Anson M. Beard, Jr.	4,650,169	1,864,530
Peter J. Solomon	4,651,584	1,863,115
Dean J. Takahashi	4,650,695	1,864,004

Proposal 2 — There were 6,491,512 votes for, 19,798 votes against, and 3,389 abstentions.

Proposal 3 — There were 2,157,789 votes for, 1,128,206 votes against, and 49,343 abstentions.

      Please note that the voting results above reflect all shareholder votes cast, including certain votes cast, but not received by the tabulator, prior to the closing of the polls.

Item 5.	Other Information

      This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Reform Act. For those statements, BKF claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF’s current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and BKF’s actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability of qualified personnel; the performance of the securities markets and of value stocks in particular; the investment performance of client accounts; the retention of significant client and/or distribution relationships; competition; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred to in this document and in BKF’s other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF’s control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF’s policy generally not to make any specific projections as to future earnings, and BKF does not endorse any projections regarding future performance that may be made by third parties.

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

BKF CAPITAL GROUP, INC.

By: JOHN A. LEVIN

John A. Levin
Chairman, Chief Executive Officer
and President

By: GLENN A. AIGEN

Glenn A. Aigen
Senior Vice President and
Chief Financial Officer

Date: August 9, 2004