Form 10-Q
period 2004-09-30
BKF CAPITAL GROUP INC
filed 2004-11-09
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      As of October 31, 2004, 7,077,808 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
RISK FACTORS
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	September 30,	December 31,
	2004	2003

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$59,566	$37,442
Investment advisory and incentive fees receivable	24,987	37,844
Investments in securities, at value (cost $5,379 and $4,317, respectively)	5,456	4,379
Investments in affiliated partnerships	14,428	17,042
Prepaid expenses and other assets	1,821	3,890
Fixed assets (net of accumulated depreciation of $6,165 and $4,881, respectively)	6,793	6,741
Deferred tax asset	10,071	8,666
Goodwill (net of accumulated amortization of $8,566)	14,796	14,796
Investment advisory contracts (net of accumulated amortization of $57,823 and $52,567, respectively)	12,266	17,522
Consolidated affiliated partnerships:
Due from broker	—	4,248
Investments in securities, at value (cost $0 and $3,692, respectively)	—	3,927
Investments in unaffiliated partnerships	—	3,778

Total assets	$150,184	$160,275

Liabilities, minority interest and stockholders’ equity
Accrued expenses	3,717	$3,562
Accrued bonuses	37,952	39,728
Accrued incentive compensation	16,180	10,289
Accrued lease amendment expense	3,971	4,535
Dividends Payable	1,077	—
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $0 and $1,106, respectively)	—	1,117

Total liabilities	62,897	59,231

Minority interest in consolidated affiliated partnerships	—	8,935

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 6,951,245 and 6,826,247 shares, respectively	6,951	6,826
Additional paid-in capital	65,775	63,229
Retained earnings	15,779	22,054
Unearned compensation — restricted stock	(1,218)	—

Total stockholders’ equity	87,287	92,109

Total liabilities, minority interest and stockholders’ equity	$150,184	$160,275

See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Investment advisory fees	$20,103	$15,548	$58,247	$43,799
Incentive fees and allocations	7,246	9,887	21,596	25,450
Commission income (net) and other	271	513	1,069	1,502
Net realized and unrealized gain on investments	49	200	449	706
Interest income	175	99	347	328
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	—	596	568	1,761
Interest and dividend income	—	81	33	295

Total revenues	27,844	26,924	82,309	73,841

Expenses:
Employee compensation and benefits	19,254	19,069	57,683	49,926
Employee compensation relating to equity grants	1,892	2,238	6,296	5,874
Occupancy & equipment rental	1,538	1,616	4,456	4,794
Loss on lease amendment	—	5,127	—	5,127
Other operating expenses	2,965	3,081	9,736	9,269
Other operating expenses from consolidated affiliated partnerships	—	39	20	146
Amortization of intangibles	1,753	1,753	5,257	5,257
Interest expense from lease amendment	27	—	116	—

Total expenses	27,429	32,923	83,564	80,393

Operating income (loss)	415	(5,999)	(1,255)	(6,552)
Minority interest in consolidated affiliated partnerships	—	(451)	(541)	(1,273)

Income (loss) before taxes	415	(6,450)	(1,796)	(7,825)

Income tax expense (benefit)	1,152	(2,167)	1,698	(1,179)

Net (loss)	$(737)	$(4,283)	$(3,494)	$(6,646)

(Loss) per share:
Basic and Diluted	$(0.11)	$(0.64)	$(0.51)	$(1.00)

Weighted average shares outstanding
Basic and Diluted	6,922,763	6,655,734	6,895,256	6,648,612

See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2004
(Amounts in thousands)
(Unaudited)

		Additional
	Common	Paid-In	Unearned	Retained
	Stock	Capital	compensation	earnings	Total

Balance at December 31, 2003	6,826	63,229	—	22,054	92,109
Grants of restricted stock	65	1,620	(1,218)	—	467
Issuance of common stock	60	455	—	—	515
Tax benefit related to employee compensation plans	—	471	—	—	471
Dividend, net of compensation expense(1)	—	—	—	(2,781)	(2,781)
Net (loss)	—	—	—	(3,494)	(3,494)

Balance at September 30, 2004	$6,951	$65,775	$(1,218)	$15,779	$87,287

(1)	compensation expense incurred relating to dividend

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities
Net (loss)	$(3,494)	$(6,646)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	6,830	6,338
Compensation expense for vesting of restricted stock & stock units	6,405	5,874
Loss on disposal of fixed assets	—	127
Tax benefit related to employee compensation plans	470	93
Change in deferred tax asset	(1,405)	(4,668)
Unrealized (gain) on investments in securities	(15)	(330)
Changes in operating assets and liabilities:
(Increase) decrease in investment advisory and incentive fees receivable	12,857	(4,916)
(Increase) decrease in prepaid expenses and other assets	2,035	(369)
(Increase) decrease in investments in affiliated investment partnerships	4,538	(1,613)
(Increase) decrease in investments in securities	(1,062)	1,000
Increase (decrease) in accrued expenses	125	(1,519)
Increase (decrease) in accrued bonuses	(1,776)	1,980
Increase (decrease) in accrued lease amendment expense	(564)	5,000
Increase in income taxes payable	—	2,467
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	—	1,273
Decrease in due from broker	—	15,118
(Increase) in securities	—	(2,203)
(Increase) in investments in unaffiliated partnerships	—	(1,060)
(Decrease) in securities sold short	—	(2,711)
Minority interest in previously unconsolidated affiliated partnerships	—	(123)

Net cash provided by operating activities	24,944	13,112

Cash flows from investing activities
Fixed asset additions	(1,624)	(2,033)

Net cash (used in) investing activities	(1,624)	(2,033)

Cash flows from financing activities
Issuance of common stock	515	122
Dividends paid to shareholders	(1,711)
Consolidated affiliated partnerships:
Partner subscriptions	—	8,645
Partner redemptions	—	(13,141)

Net cash (used in) financing activities	(1,196)	(4,374)

Net increase in cash and cash equivalents	22,124	6,705
Cash and cash equivalents at the beginning of the year	37,442	39,150

Cash and cash equivalents at the end of the period	$59,566	$45,855

Supplemental disclosure of cash flow information
Cash paid for interest	$116	—

Cash paid for taxes	$1,387	$1,645

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

      The use of estimates is important in the determining compensation expense for interim periods.

      A substantial portion of our compensation expense is comprised of discretionary bonuses, generally determined and paid at year end. On a quarterly basis management estimates discretionary bonuses to be paid based on a variety of factors, including accrued revenues generated by the long-only and the alternative strategies. Consequently, at the end of each interim period, we estimate the bonus compensation expense and accrue such amounts on a year-to-date basis.

      The Company operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as “Levco”. The Company trades on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “BKF”.

      The Consolidated Financial Statements of Levco include its wholly-owned subsidiary, John A. Levin & Co., Inc. (“JALCO”), JALCO’s two wholly-owned subsidiaries, Levco GP Inc. (“Levco GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have controlling interest of the applicable partnership. No investment partnerships were consolidated at September 30, 2004. Two investment partnerships were consolidated at December 31, 2003. The operations of one investment partnership was consolidated for the period January 1, 2004 through June 30, 2004. The fund was no longer consolidated after such period. The operations of five investment partnerships (of which two terminated in March 2003) were included in the consolidated statements of operations and cash flows for the nine-month period ended September 30, 2003.

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

Intangible Assets

      The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. Other intangible assets with finite lives are amortized over their useful lives. Investment contracts are amortized straight line over 10 years. These contracts will be fully amortized by June 30, 2006.

Earnings Per Share

      The Company accounts for Earnings Per Share under SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by the total of the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.

      The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net (loss)	$(737)	$(4,283)	$(3,494)	$(6,646)

Basic weighted-average shares outstanding	6,922,763	6,655,734	6,895,256	6,648,612
Dilutive potential shares from stock options and restricted stock units (“RSU”)	—	—	—	—

Diluted weighted-average shares outstanding	6,922,763	6,655,734	6,895,256	6,648,612

Basic and diluted (loss) per share:
Net (loss)	$(0.11)	$(0.64)	$(0.51)	$(1.00)

      In calculating diluted (loss) per share for the three and nine months ended September 30, 2004 and 2003, common stock equivalents of 1,798,162 and 2,211,136, respectively, were excluded due to their anti-dilutive effect on the calculation.

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

      The following table illustrates the effect on net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

	Three Month Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net (loss), as reported	$(737)	$(4,283)	$(3,494)	$(6,646)

Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	887	1,205	3,207	3,178
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(887)	(1,205)	(3,207)	(3,238)

Pro forma net (loss)	$(737)	(4,283)	$(3,494)	$(6,706)

(Loss) per share:
Basic and diluted — as reported	$(0.11)	$(0.64)	$(0.51)	$(1.00)

Basic and diluted — pro forma	$(0.11)	$(0.64)	$(0.51)	$(1.01)

Reclassifications

      Certain prior period amounts reflect reclassifications to conform with the current year’s presentation.

Significant Accounting Policies of Consolidated Affiliated Partnerships (“CAP”)

      Securities sold short represent obligations to deliver the underlying securities sold at prevailing market prices and option contracts written represent obligations to purchase or deliver the specified security at the contract price. The future satisfaction of these obligations may be at amounts that are greater or less than that recorded on the consolidated statements of financial condition. The CAP monitor their positions continuously to reduce the risk of potential loss due to changes in market value or failure of counterparties to perform.

Investments in Unaffiliated Investment Partnerships

      The Company’s investments in unaffiliated investment partnerships result from the consolidation of an affiliated investment partnership that invests in unaffiliated investment partnerships. Investments in unaffili-

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ated investment partnerships are recorded at fair value, which generally is equal to the CAP pro rata interest in the net assets of each unaffiliated investment partnership (based upon the net asset values reported by the unaffiliated investment partnerships). The CAP has substantially liquidated as of December 31, 2003 and is therefore no longer consolidated subsequent to that date.

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

      Included in investment advisory fees receivable are approximately $13.9 million and $680,000 of accrued incentive fees as of September 30, 2004 and December 31, 2003, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

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

5.     Investments in Affiliated Investment Partnerships and Related Revenue

      Summary financial information, including the Company’s carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

September 30,
2004

Total AIP assets	$827,877
Total AIP liabilities	(224,409)
Total AIP capital balance	603,468
AIP net earnings	13,612
Company’s carrying value (including accrued incentive allocations)	14,428
Company’s income on invested capital (excluding accrued incentive allocations)	370

      Included in investments in AIP at September 30, 2004 are accrued but unearned incentive allocations approximating $3.9 million.

      Included in the Company’s incentive fees and general partner incentive allocations are approximately $900,000 and $1.9 million payable directly to employee owned and controlled entities (“Employee Entities”) for the three months ended September 30, 2004 and 2003, and $3.0 million and $5.2 million for the nine months ended September 30, 2004 and 2003, respectively. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $900,000 and $1.9 million for the three months ended September 30, 2004 and 2003, and $3.0 million and $5.2 million for the nine months ended September 30, 2004 and 2003, respectively. These amounts are included in the Consolidated Statement of Operations.

      The Company recorded investment advisory fees and incentive allocations/fees from affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $17.3 million and $15.5 million for the three months ended September 30, 2004, and 2003, and $47.3 million and $39.8 million for the nine months ended September 30, 2004 and 2003, respectively.

      Included in investment advisory and incentive fees receivable at September 30, 2004 and December 31, 2003 are $4.0 million and $4.3 million, respectively, of advisory fees from AIP and sponsored offshore vehicles. Also included in investment advisory and incentive fees receivable are $12.8 million and $25.2 million of incentive fees from sponsored offshore investment vehicles (similar to several domestic AIP) at September 30, 2004 and December 31, 2003, respectively.

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

7.     Non-Cash Transactions

      On December 11, 2002 the Company commenced a tender offer to exchange 333,308 outstanding options for RSU, on a three for one exchange basis. On January 10, 2003 the tender offer was complete, with a total of 111,105 RSU being granted in exchange for the options tendered.

First Quarter 2003:

•	The Company granted 10,500 restricted stock units (“RSU”) to non-employee directors of the Company with a value of approximately $192,000. This amount was used to reduce cash payments for Board of Directors and Committee meetings.

•	Certain executive officers of the Company, who are subject to performance based criteria with regard to their 2002 compensation, and several employees were granted 347,365 RSU with a value of approximately $5.7 million.

•	The Company withheld 1,520 shares of common stock for required withholding taxes in connection with the delivery of 3,894 RSU.

Third Quarter 2003:

•	The Company withheld 3,794 shares of common stock in for required withholding taxes connection with the exercise of 20,000 stock options.

First Quarter 2004:

•	Certain executive officers of the Company, who are subject to performance based criteria with regard to their 2003 compensation, and several employees were granted 56,105 shares of restricted stock with a value of approximately $1.4 million, which vest over a three-year period. The amount unearned as of March 31, 2004 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 2,389 shares of common stock for required withholding taxes in connection with the delivery of 7,002 RSU.

•	The Company withheld 3,111 shares of common stock for required withholding taxes in connection with the exercised of 15,049 stock options.

Second Quarter 2004:

•	The Company granted 9,600 shares of restricted stock to non-employee directors of the Company with a value of approximately $275,000. This amount was used to reduce cash payments for Board of Directors and Committee meetings.

•	4,500 RSU and 437 Restricted Stock, which were unvested, were forfeited.

•	The Company withheld 1,970 shares of common stock for required withholding taxes in connection with the exercise of 10,000 stock options.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Third Quarter 2004:

•	48,660 RSU, which were unvested, were forfeited.

•	The Company withheld 681 shares of common stock for required withholding taxes in connection with the delivery of 2,000 RSU.

•	The Company withheld 7,599 shares of common stock for required withholding taxes in connection with the exercise of 40,454 stock options.

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

9.     Other

      Pursuant to a separation agreement between the Company and its former Chief Operating Officer (dated September 30, 2004) the Company paid $29.30 per share (aggregating $97,686) in lieu of delivery of 3,334 shares of BKF common stock underlying restricted stock units previously granted. The amount is included in accrued expenses at September 30, 2004.

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

      With respect to accounts managed pursuant to its long-only equity strategies, Levco generally receives advisory fees based on a percentage of the market value of assets under management, including market appreciation or depreciation and client contributions and withdrawals. In some cases, Levco receives performance-based fees from accounts pursuing long-only equity strategies. With respect to private investment vehicles and separate accounts managed pursuant to similar strategies, Levco is generally entitled to receive both a fixed management fee based on a percentage of the assets under management and a share of net profits.

      At September 30, 2004, assets under management at Levco were $13.0 billion, up from $11.7 billion a year earlier. Following is a comparison of Levco’s assets under management as defined by product and client type:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2003

Long-Only Accounts:
Institutional	$2,802	$2,692	$2,818	$2,953	$2,707
Sub-Advisory	2,362	2,491	2,440	2,306	2,050
Non-Institutional	1,651	1,667	1,683	1,640	1,499
Wrap	2,216	2,281	2,379	2,502	2,343
Alternative Strategies:
Event Driven	2,599	2,678	2,604	2,418	2,303
Long/ Short Accounts	752	722	642	434	307
Short-Biased	510	497	394	340	398
Other Private Investment Funds	150	97	70	67	59

Total	$13,042	$13,125	$13,030	$12,660	$11,666

      Levco also has a wholly-owned broker-dealer subsidiary that clears through Bear Stearns Securities Corp. on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

RISK FACTORS

      The following risks, among others, sometimes have affected, and in the future could affect BKF’s business, financial condition or results of operations. The risks described below are not the only ones facing BKF. Additional risks not presently known to BKF or that BKF currently deems insignificant may also impact its business.

Levco is dependent on key personnel

      Levco is largely dependent on the efforts of its senior investment professionals managing the long-only strategies and the event driven, long-short and short-biased equity products. Levco is also dependent on the efforts of Mr. John A. Levin, the chairman and chief executive officer of BKF. The loss of the services of key investment personnel, including Mr. Levin, could have a material adverse effect on Levco because it could jeopardize its relationships with clients and result in the loss of those accounts. In the case of alternative investment strategies, the loss of the senior investment professionals managing the strategy could result in the discontinuation of the strategy by Levco. In 2003, the event driven strategies, which are primarily dependent on two senior portfolio managers, represented approximately 31% of the asset based investment advisory fees, approximately 89% of the incentive fees and approximately 53% of BKF’s total fees. Levco’s key investment personnel, including Mr. Levin, are not subject to employment contracts.

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

Adverse developments with regard to significant customers or relationships could adversely affect Levco’s revenues

      As of September 30, 2004, the ten largest customers of Levco’s long-only equity strategies (counting as single customers each wrap fee program and related family and institutional accounts) generated approximately $14.6 million of revenues for Levco in the first nine months of 2004 (including incentive fees), or approximately 18% of BKF’s total fees for the period. The five largest customers for long-only equity products accounted for approximately 18% of all asset-based investment advisory fees earned in the first nine months of 2004 with respect to such products. The loss of any of these customers could have an adverse effect on BKF’s revenues.

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

Terrorist attacks could adversely affect BKF

      Terrorist attacks, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on New York City, the local economy, the United States economy, the global economy, and global financial markets. It is possible that the above factors could have a material adverse effect on BKF’s business, especially given the fact that all operations are conducted from a single location in New York City and BKF has incurred lease obligations with regard to this location through September 2011. BKF maintains a business continuity facility in Stamford, Connecticut.

      Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). See “Part II — Other Information.”

RESULTS OF OPERATIONS

      The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the nine month period ended September 30, 2004 and the three and nine month periods ended September 30, 2003. The consolidation of the partnerships does not impact BKF’s equity or net income.

Three Months Ended September 30, 2004 as Compared to Three Months Ended September 30, 2003

Revenues

      Total revenues for the third quarter of 2004 were $27.84 million, reflecting an increase of 3.4% from $26.92 million in revenues in the same period in 2003. This increase is primarily attributable to a 29.3% increase in investment advisory fees from $15.55 million in the third quarter of 2003 to $20.10 million in the third quarter of 2004. This increase in investment advisory fees was partly offset by a decline in incentive fees and general partner incentive allocations from $9.89 million in the third quarter of 2003 to $7.25 million in the third quarter of 2004. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Quarter Ended

	September 30, 2004	September 30, 2003

Revenues:
Investments Management Fees (IMF):
Long Only	$8,431	$8,768
Event-Driven	7,559	5,012
Long-Short	2,549	738
Short Biased	1,275	918
Other	289	112

Total IMF Fees	20,103	15,548

Incentive Fees and Allocations:
Long Only	356	81
Event-Driven	6,303	8,170
Long-Short	324	1,586
Short Biased	1	(37)
Other	262	87

Total Incentive Fees	7,246	9,887

Total Fees	27,349	25,435
Broker Dealer Revenue-Net	271	513

Total Advisory Revenue	27,620	25,948
Investment and Interest Income	224	299
Investment Income from Consolidated Affiliated Partnerships	—	677

Total Revenue	$27,844	$26,924

      The increase in asset-based advisory fees with respect to the event driven and long-short equity strategies was attributable to net contributions and appreciation through performance. With respect to long-only investment strategies, the appreciation in assets under management that was generated through performance (and partly offset by net withdrawals) did not generate higher revenues, as the average fees generated by such assets declined. It should be noted that alternative investment products tend to operate with targeted asset levels that may fluctuate depending on a variety of factors, and that contributions to such products may be limited in order to keep the products near their targeted asset levels. Currently, the primary event driven strategies are not accepting additional contributions that would bring them above their present asset levels. For this reason, the rates of growth recently experienced by BKF’s largest alternative investment products may not be sustained.

      The decrease in incentive fees and allocations was primarily attributable to the decline in performance in event driven and long-short alternative strategies, the impact of which was partly reduced by the increases in assets under management in such strategies. Accounts pursuing long-only strategies generated higher performance-based fees in the third quarter of 2004.

      Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined or billed and allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

      Through June 30, 2004, Levco was on hold in the wrap program in which it managed approximately 81% of its wrap program assets as of June 30, 2004. In July 2004, the hold status on which Levco had been placed in the second quarter of 2003 was lifted, enabling the firm to open new accounts in the program. Despite the change in status, in the third quarter of 2004 Levco experienced net withdrawals with respect to the accounts in the program. In addition, the fee rate paid to Levco by the sponsor of the program will decrease by approximately 7% commencing December 2004.

      Revenue generated by the broker-dealer business (net of clearing charges) declined 47.2% to $271,000 in the third quarter of 2004 from $513,000 in the third quarter of 2003. This decline was primarily the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts.

      Net realized and unrealized gains on investments decreased by 75.5% to $49,000 in the third quarter of 2004 from $200,000 in the third quarter of 2003, primarily as the result of a decrease in performance of the investments in non-consolidated investment funds.

      No investment partnerships were consolidated in the third quarter of 2004, while consolidated affiliated partnerships generated realized and unrealized gains on investments of $596,000 and interest and dividend income of $81,000 in the third quarter of 2003. The gains/losses on investments from consolidated affiliated partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses

      Total expenses for the third quarter of 2004 were $27.43 million, reflecting a decrease of 16.7% from $32.92 million in expenses in the same period in 2003. Total expenses excluding amortization of finite life intangibles and the $5.13 million loss on lease amendment (incurred in the third quarter of 2003) were $25.68 million in the third quarter of 2004, reflecting a decrease of 1.4% from $26.04 million for the third quarter of 2003.

      Employee compensation and benefit expense, including compensation relating to the vesting of equity grants, was $21.15 million in the third quarter of 2004, reflecting a decrease of 0.8% from $21.31 million in the third quarter of 2003. This decrease primarily reflects the decline in compensation relating to equity grants resulting from the forfeiture of restricted stock units in connection with employee departures.

      The conditions in the industry with respect to both alternative investment and long-only professionals remain intense. The investment teams responsible for the management of alternative investment products are compensated on a number of different bases, which differ from the basis on which the investment team managing long-only products is compensated. This can be expected to result in a higher percentage of the revenues generated by such alternative strategies being paid as compensation to personnel directly associated with the investment teams. In addition, it should be noted that the accruals for bonus compensation relating to personnel associated with alternative investment products are estimates that are subject to change as developments warrant. Based on the status of discussions with the senior portfolio managers of Levco’s largest long-short equity product relating to their employment arrangements, the estimated percentage of revenues payable to the members of this investment team increased. Revenues associated with this long-short strategy grew by $549,000. As a result of the change in estimate and the increased revenues, compensation expense relating to the strategy (including a portion of internal sales personnel) grew by approximately $900,000. With respect to the event driven strategies, revenues increased by $679,000, while compensation expense relating to the event driven products increased by of $126,000. The investments made with respect to new products that are reflected in compensation expense increased to $522,000 in the third quarter of 2004, as compared to $394,000 in the same period in 2003. This increase primarily reflects the investment in a small-cap value team in 2004.

      Compensation expense in the third quarter was impacted by a change in estimate with respect to compensation accrued for personnel associated with Levco’s multi-manager, multi-strategy products. Internal referral fees otherwise payable to such personnel in connection with marketing Levco’s alternative investment strategies are now being reduced by certain expenses relating to the management of the multi-manager, multi-strategy accounts.

      Compensation expense accruals made for personnel not affiliated with a particular alternative investment strategy were made in accordance with compensation guidelines approved by the board of directors. As was the case in 2003, a year end review of compensation could result in compensation expense in excess of the amount that would be determined pursuant to such guidelines.

      Occupancy and equipment rental was $1.54 million in the third quarter of 2004, reflecting a 4.8% decrease from $1.62 million in the same period in 2003, as increases in depreciation and amortization expense were mostly offset by a lease amendment entered into in the fourth quarter of 2003 pursuant to which a portion of the space at BKF’s primary facility was relinquished.

      Other operating expenses were $2.97 million in the third quarter of 2004, reflecting a 3.8% decrease from $3.08 million in the same period in 2003. Reductions in third party referral fees and telecommunications and portfolio management software expense were offset by (i) increased professional fees to consultants, lawyers and auditors relating to public company issues and (ii) increased insurance costs for directors and officers/errors and omissions coverage.

Operating Income/Loss

      Operating income for the third quarter of 2004 was $415,000, as compared to an operating loss of $6.00 million in the same period in 2003. Operating income excluding the amortization of finite life intangibles, the loss on lease amendment and the total income from consolidated affiliated partnerships was $2.17 million in the third quarter of 2004, as compared to $204,000 in the same period in 2003.

Income Taxes

      Total income tax expense was $1.15 million in the third quarter of 2004, as compared to an income tax benefit of $2.17 million for the same period in 2003. This increase primarily reflects the increase in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of approximately 53% (before amortization) was used to make the determination with respect to the provision for taxes at September 30, 2004, while an effective tax rate of approximately 46% (before amortization) was used to calculate the provision for taxes at September 30, 2003.

Nine Months Ended September 30, 2004 as Compared to Nine Months Ended September 30, 2003

Revenues

      Total revenues for the nine months ended September 30, 2004 were $82.31 million, reflecting an increase of 11.5% from $73.84 million in revenues in the same period in 2003. This increase is primarily attributable to a 33.0% increase in investment advisory fees to $58.25 million in the first nine months of 2004 from $43.80 million in the same period in 2003. This was partly offset by a 15.1% decline in incentive fees and general partner incentive allocations to $21.60 million in the first nine months of 2004 from $25.45 million in the same period in 2003. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Nine Months Ended

	September 30,	September 30,
	2004	2003

Revenues:
Investments Management Fees (IMF):
Long Only	$26,100	$26,069
Event-Driven	21,541	13,228
Long-Short	6,694	1,273
Short Biased	3,494	3,076
Other	418	153

Total IMF Fees	58,247	43,799

Incentive Fees and Allocations:
Long Only	1,724	182
Event-Driven	14,363	24,324
Long-Short	5,076	3,110
Short Biased	66	(2,232)
Other	367	66

Total Incentive Fees	21,596	25,450

Total Fees	79,843	69,249
Broker Dealer Revenue-Net	1,069	1,502

Total Advisory Revenue	80,912	70,751
Investment and Interest Income	796	1,034
Investment Income from Consolidated Affiliated Partnerships	601	2,056

Total Revenue	$82,309	$73,841

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

      The decrease in incentive fees and allocations was primarily attributable to the decrease in performance in event driven strategies. The increase in incentive fees and allocations in the long-short strategies was attributable to an increase in assets under management. In addition, accounts pursuing long-only strategies generated significantly higher performance-based fees in the first nine months of 2004.

      Revenue generated by the broker-dealer business (net of clearing charges) declined 28.8% to $1.07 million in the nine months ended September 30, 2004 from $1.50 million in the same period in 2003. This decline was primarily the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts.

      Net realized and unrealized gains on investments decreased by 36.4% to $449,000 in the nine months ended September 30, 2004 from $706,000 in the same period in 2003, primarily as the result of a decrease in performance of the investments in non-consolidated investment funds.

      Net realized and unrealized gains on investments from consolidated affiliated partnerships decreased 67.7% to $568,000 in the nine months ended September 30, 2004 from $1.76 million in the same period in 2003, and interest and dividend income from consolidated affiliated partnerships decreased 88.8% to $33,000 in the nine months ended September 30, 2004 from $295,000 in the same period in 2003. The number and identities of the funds included in the consolidated affiliated partnerships changed over the period, and no affiliated partnerships were consolidated in the third quarter of 2004.

Expenses

      Total expenses for the nine months ended September 30, 2004 were $83.56 million, reflecting an increase of 3.9% from $80.39 million in expenses in the same period in 2003. Total expenses excluding amortization of finite life intangibles and the $5.13 million loss on lease amendment (incurred in the third quarter of 2003) were $78.31 million in the nine months ended September 30, 2004, reflecting an increase of 11.9% from $70.01 million for the same period in 2003.

      Employee compensation and benefit expense, including compensation relating to the vesting of equity grants, was $63.98 million for the nine months ended September 30, 2004, reflecting an increase of 14.7% from $55.80 million in the same period in 2003. The increase in compensation expense is attributable to (i) the increase in revenues, (ii) an increase in the percentage of revenues attributable to alternative investment strategies and (iii) an increase in compensation relating to equity grants.

      The investment teams responsible for the management of alternative investment products are compensated on a number of different bases, which differ from the basis on which the investment team managing long-only products is compensated. This can be expected to result in a higher percentage of the revenues generated by such alternative strategies being paid as compensation to personnel directly associated with the investment teams. In addition, it should be noted that the accruals for bonus compensation relating to personnel associated with alternative investment products are only estimates that are subject to change as developments warrant. Revenues associated with Levco’s largest long-short strategy grew by $7.4 million, while compensation expense relating to personnel associated with the strategy (including a portion of internal sales personnel), grew by approximately $5.4 million. With respect to the event driven strategies, revenues decreased by $1.7 million, while compensation expense relating to personnel associated with the event driven products decreased by of $1.1 million. The investments made with respect to new products that are reflected in compensation expense decreased to $1.47 million in the nine months ended September 30, 2004 as compared to $1.51 million in the same period in 2003.

      Occupancy and equipment rental was $4.46 million in the nine months ended September 30, 2004, reflecting a 7.1% decrease from $4.79 million in the same period in 2003. This decrease is attributable to the relinquishment of a portion of the space at BKF’s primary facility pursuant to a lease amendment entered into in the fourth quarter of 2003, which was partly offset by increased depreciation and amortization expense.

      Other operating expenses were $9.74 million in the nine months ended September 30, 2004, reflecting a 5.0% increase from $9.27 million in the same period in 2003. Increased professional fees to consultants, lawyers and auditors relating to public company issues and increased insurance costs for directors and officers/errors and omissions coverage were mostly offset by reduced expenses relating to third party referral fees (which were impacted by the decline in performance of the event-driven strategies) and reduced telecommunications and portfolio management software expense (relating to the decline in accounts managed in wrap programs).

      Interest expense in the nine months ended September 30, 2004 was substantially attributable to imputed interest relating to payments being made in connection with the relinquishment of space pursuant to the lease amendment entered into during the fourth quarter of 2003.

Operating Loss

      Operating loss for the nine months ended September 30, 2004 was $1.26 million, as compared to an operating loss of $6.55 million in the same period in 2003, as the increase in income exceeded the increase in expenses. Operating income excluding the amortization of finite life intangibles, loss on lease amendment and the total income from consolidated affiliated partnerships was $3.40 million in the nine months ended September 30, 2004, reflecting an increase of 91.5% from $1.78 million in the same period in 2003.

Income Taxes

      Total income tax expense was $1.70 million in the nine months ended September 30, 2004, as compared to an income tax benefit of $1.18 million for the same period in 2003. This increase primarily reflects the increase in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of 49% (before amortization) was used to make the determination with respect to the provision for taxes at September 30, 2004, while an effective tax rate of 46% (before amortization) was used to calculate the provision for taxes at September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      BKF’s current assets as of September 30, 2004 consist primarily of cash, short term investments and investment advisory and incentive fees receivable. While BKF’s daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF’s business plan, and such seed capital investments may require substantial financial resources. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At September 30, 2004, BKF had cash and cash equivalents of $59.57 million, compared to $37.44 million at December 31, 2003. This increase primarily reflects the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships, which were partly offset by the payment of cash bonuses in 2004, which were accrued in 2003. The decrease in investment advisory and incentive fees receivable from $37.84 million at December 31, 2003 to $24.99 million at September 30, 2004 primarily reflects the receipt of incentive fees earned in 2003. The decrease in investments in affiliated investment partnerships from $17.04 million at December 31, 2003 to $14.43 million at September 30, 2004 primarily reflects the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2003 and reductions of seed capital investments, which was partially offset by the accrual of incentive allocations for the nine month period ended September 30, 2004. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.

      The elimination of the investments in unaffiliated partnerships by consolidated affiliated partnerships reflects the liquidation of a multi-strategy, multi-manager investment vehicle. The elimination of investments in securities by consolidated affiliated partnerships and due from broker from consolidated affiliated partnerships reflects that the fact no affiliated partnerships were being consolidated as of September 30, 2004.

      Accrued expenses were $3.72 million at September 30, 2004, as compared to $3.56 million at December 31, 2003. Such expenses were comprised primarily of accruals for third party marketing fees and professional fees relating to public company expenses. Third party marketing fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. The payment of third party marketing fees was partly offset by the expenses accrued during the nine months ended September 30, 2004.

      Accrued bonuses were $37.95 million at September 30, 2004, as compared to $39.73 million at December 31, 2003, reflecting the payment of 2003 bonuses and the accrual for 2004 bonuses. The increase in accrued incentive compensation to $16.18 million at September 30, 2004 from $10.29 million at December 31, 2003 reflects the expensing of equity awards over their vesting periods.

      The elimination in securities sold short by consolidated affiliated partnerships reflects the fact that no affiliated partnerships were being consolidated as of September 30, 2004.

      On September 23, 2004, BKF declared a dividend of $0.125 per share payable on October 29, 2004; this declaration reflected an increase from the quarterly dividend rate of $0.10 per share paid with respect to the prior two dividends declared and paid in 2004.

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

      Since BKF’s revenues are largely driven by the market value of Levco’s assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues of the current quarter or the following quarter (with regard to wrap program accounts). Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco’s revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco’s event-driven, long/short and short-biased strategies could reduce performance based incentive fees and allocations and thereby negatively impact BKF’s revenues. Because BKF is primarily in the asset management business and manages equity portfolios, changes in interest rates, foreign currency exchange rates, commodity prices or other market rates or prices impact BKF only to the extent they are reflected in the equity markets.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      The following table provides information about purchases by BKF during the quarter ended September 30, 2004 of equity securities that are registered by BKF pursuant to Section 12 of the Exchange Act.

      The purchases described below relate to the withholding of shares from employees in order to satisfy statutory withholding requirements in connection with the delivery of common stock underlying Restricted Stock Units.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
			Purchased as Part	of Shares (or Units) that
	Total Number of		of Publicly	May Yet Be Purchased
	Shares (or Units)	Average Price Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share (or Units)	or Programs	Programs

7/1/04 – 7/31/04	681	$28.85	Not Applicable	Not Applicable
8/1/04 – 8/31/04	—	$—	Not Applicable	Not Applicable
9/1/04 – 9/30/04	10,933	$28.99	Not Applicable	Not Applicable

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

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

Item 6.	Exhibits

10.1	Separation Agreement and General Release with Gregory T. Rogers dated September 29, 2004 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Registrant on October 6, 2004)

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

Date: November 9, 2004