Form 10-K
period 2004-12-31
BKF CAPITAL GROUP INC
filed 2005-03-17
CIK 9235

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

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $177,639,472 (based on the closing sale price of $29.05 on June 30, 2004 as reported by the New York Stock Exchange-Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

    At March 1, 2005, 7,442,759 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of the definitive Proxy Statement (the "Proxy Statement") of the registrant for its 2005 Annual Meeting of Stockholders to be held on May 18, 2005, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2004.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     BKF Capital Group, Inc. ("BKF") operates entirely through John A. Levin & Co., Inc. ("John A. Levin & Co."), an SEC-registered investment adviser, and its related entities. John A. Levin & Co. owns 100% of LEVCO Securities, Inc. ("LEVCO Securities"), a registered broker-dealer, and Levco GP, Inc. ("Levco GP"), which is the general partner of several investment partnerships managed by Levco, which are referred to as the "Levco Partnerships." Levin Management Co., Inc. ("Levin Management"), which is 100% owned by BKF and in turn owns 100% of John A. Levin & Co., provides administrative and management services to John A. Levin & Co. and its related companies. Levin Management and all its subsidiaries are referred to collectively herein as "Levco."

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

                                   Flow Chart

SERVICES

     Levco is an investment adviser registered under the Investment Advisers Act of 1940, as amended, that specializes in managing equity portfolios for institutional and individual investors primarily in the United States. Levco offers long-only equity strategies and a range of alternative investment products and other more specialized investment programs. As of December 31, 2004, assets under management were approximately $13.6 billion.

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

     LEVCO Securities clears through Bear Stearns Securities Corp. ("Bear Stearns") on a fully disclosed basis. Generally, LEVCO Securities' clients are advisory clients of John A. Levin & Co., and the trades executed through it are generally placed by John A. Levin & Co. in its capacity as investment adviser.

     Levco Europe, LLP is a UK entity formed in 2004 that will provide investment management services from London in connection with the event driven strategies. This entity is currently in the process of registering with the United Kingdom Financial Services Authority. Levco Europe Holdings, Ltd., a wholly-owned subsidiary of Levin Management Co., Inc., manages Levco Europe, LLP.

     The following chart summarizes the assets under management of Levco as of December 31, 2004.

                                  (PIE CHART)

     Institutional and Individual Separate Accounts. As of December 31, 2004, directly managed institutional accounts represented approximately 22% of Levco's total assets under management, with a total market value of approximately $3.0 billion. As of such date, Levco served as investment adviser to in excess of 95 separate institutional accounts. The average institutional account value at December 31, 2004 was approximately $30 million.

     Levco also directly manages accounts for individuals, which comprised approximately 13% of Levco's total assets under management as of December 31, 2004, with a total market value of approximately $1.7 billion. As of December 31, 2004, Levco's individual client base represented approximately 390 accounts, the average value of which was approximately $4 million.

     Sub-Advisory Relationships. Levco has established a number of relationships in which it acts as a sub-adviser to a financial intermediary. These financial intermediaries include defined contribution plan platform providers, sponsors of registered investment fund complexes and sponsors of other commingled vehicles. As of December 31, 2004, assets managed pursuant to such sub-advisory relationships totaled approximately $2.6 billion, representing approximately 19% of Levco's total assets under management. The single largest sub-advisory relationship totaled approximately $1.2 billion, representing approximately 9% of Levco's total assets under management. Registered investment funds to which Levco acted as an adviser or sub-adviser as of December 31, 2004 accounted for approximately $1.2 billion, or approximately 9%, of assets under management. Also included in this category of sub-advisory relationships is Levco Series Trust, a proprietary mutual fund available to insurance company separate accounts and qualified benefit plans that was formed in 1997 and that as of December 31, 2004 had approximately $33 million in assets under management.

     Wrap Fee Accounts. Levco participates in a number of wrap fee programs sponsored by financial institutions. In such programs, clients pay the sponsoring broker an asset-based fee that covers brokerage commissions, advisory services, custodial fees and other reporting and administrative services. Investors are able to select Levco from among a limited number of managers participating in the program, and Levco receives a portion of the wrap fee paid by the clients who select Levco to manage their accounts through the program. With approximately $2.3 billion of managed assets as of December 31, 2004, wrap fee accounts represented approximately 17% of Levco's total assets under management. Of this total, approximately $1.9 billion, or approximately 14% of Levco's total assets under management, were with a single sponsor. As of December 31, 2004, Levco had approximately 9,400 wrap fee accounts, the average value of which was approximately $230,000.

     Event-Driven Accounts. As of December 31, 2004, event-driven accounts, with a total market value of approximately $2.6 billion, represented approximately 19% of Levco's total assets under management. These accounts invest in event-driven situations, including (i) merger arbitrage and event arbitrage transactions, (ii) corporate restructuring and other event-driven situations, (iii) convertible securities on an outright and hedged basis, (iv) subordinated debt, debt claims, bank debt and other loans that are potentially volatile, including securities in undervalued, vulnerable, distressed and bankrupt entities, and (v) other securities or instruments in which the strategy may realize value based on fundamental factors.

     Long-Short Equity Accounts. In May 2002, Levco launched a fundamental, trading-oriented long-short equity strategy which, as of December 31, 2004, had approximately $792 million in assets under management. These accounts, which include proprietary private investment vehicles and separately managed accounts, represent approximately 6% of Levco's total assets under management.

     Short-Biased Accounts. As of December 31, 2004, short-biased accounts, with a total market value of approximately $422 million, represented approximately 3% of Levco's total assets under management. These accounts comprise a number of proprietary unregistered investment funds and other accounts that employ a short-biased alternative investment strategy.

     Other Private Investment Funds. As of December 31, 2004, proprietary unregistered investment funds following a variety of alternative investment strategies, with a total market value of approximately $185 million (excluding the event driven, short-biased and certain long-short vehicles), represented approximately 1% of Levco's total assets under management.

     The table below shows the assets under management of Levco at the dates indicated:

                            ASSETS UNDER MANAGEMENT

                                                               AT DECEMBER 31,
                                               -----------------------------------------------
                                                2004      2003      2002      2001      2000
                                               -------   -------   -------   -------   -------
                                                                (IN MILLIONS)
LONG-ONLY ACCOUNTS:
Institutional Accounts.......................  $ 2,964   $ 2,953   $ 2,562   $ 3,772   $ 3,262
Sub-advisory Accounts........................    2,641     2,306     1,861     2,169     1,802
Non-institutional Accounts...................    1,713     1,640     1,489     2,000     2,196
Wrap Fee Accounts............................    2,319     2,502     2,982     4,448     2,975
                                               -------   -------   -------   -------   -------
Total Long-Only..............................    9,637     9,401     8,894    12,389    10,235
ALTERNATIVE STRATEGIES:
Event Driven Accounts........................    2,568     2,418     1,849     1,533     1,071
Long-Short Accounts..........................      792       434        18        --        --
Short-Biased Accounts........................      422       340       452       310       179
Other Private Investment Funds...............      185        67        72        34        23
                                               -------   -------   -------   -------   -------
Total Alternative Strategies.................    3,967     3,259     2,391     1,877     1,273
                                               -------   -------   -------   -------   -------
TOTAL........................................  $13,604   $12,660   $11,285   $14,266   $11,508
                                               =======   =======   =======   =======   =======

     The growth in assets under management between 2000 and 2001 was generated by maintaining a relatively stable client base, attracting new clients, entering the wrap fee business, and developing the event-driven product, as well as through market appreciation of assets under management. The decline experienced in 2002 resulted from a decline in the market value of the long-only portfolios as well as net outflows with regard to such portfolios. The growth experienced in 2003 and 2004 reflected market appreciation of assets under management and net inflows into alternative investment strategies, which was partially offset by net outflows from the long-only strategies.

DISTRIBUTION

     As of December 31, 2004, Levco employed 26 marketing and client service professionals. This group includes field forces focused on attracting assets through wrap fee programs and institutional accounts, internal marketing personnel, a client servicing team, a portfolio specialist, a private client group and additional marketing support and information resource staff. These groups are responsible for communications with clients, consultants and financial intermediaries, as well as for the production of marketing materials. Senior investment professionals assist in the marketing effort by taking part in client presentations or meetings.

     Levco also has solicitation arrangements with third parties whereby such third parties, in accordance with applicable laws and regulations, solicit clients for Levco investment products (primarily alternative investment strategies) and are compensated by Levco for such services.

     With respect to the long-only strategies, distribution efforts are focused mainly in the United States. With respect to the event-driven strategies and alternative investment strategies generally, extensive marketing efforts are directed towards U.S. and non-U.S. clients.

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

                          COMPARISON OF ANNUAL RETURNS
                           (AS OF DECEMBER 31, 2004)*

                                                                                      INCEPTION
                                               1-YR    3-YR   5-YR    7-YR   10-YR   (SINCE 1986)
                                               -----   ----   -----   ----   -----   ------------
Levco Composite (net)........................  14.50   2.62    3.80   7.49   12.70      13.57
S&P 500 Index................................  10.88   3.59   (2.30)  4.77   12.07      12.32
Russell 1000 Value Index.....................  16.49   8.57    5.27   6.99   13.82      13.03

---------------

* Periods greater than 1 Yr are annualized

PAST PERFORMANCE IS NOT A GUARANTEE OF FUTURE PERFORMANCE.

NOTES TO COMPARISON OF ANNUAL RETURNS

     Composite: All accounts managed pursuant to a Large Cap Value strategy on a fully discretionary basis, including taxable and tax-exempt accounts, are included in the composite after the account has been managed for one full calendar quarter, with the following exceptions:

     - Immediate family and related accounts.

     - Accounts with assets under $1,000,000.

     - One account for which only the equity portion of the portfolio is managed.

     - Certain investment funds and managed accounts with different investment strategies.

     - Accounts managed under a broker-sponsored wrap-fee program.

(A complete list and description of the firm's composites is available upon request.)

     Calculation of Performance: The Company computes its Rate of Return on a "time weighted" basis for each eligible account. The composite performance is time weighted and is equal to the change in the value of the portfolio, including capital appreciation, depreciation and income, as a percentage of the beginning market value of the portfolio adjusted for contributions and withdrawals. Beginning in 1999, the rates of return are compiled monthly and linked to obtain a quarterly return. Prior to 1999, the rates of return were compiled quarterly. Gross of fees investment results are net of broker commissions and expenses related to trading, and net results are further reduced by the investment management fees. For the periods from 1986 through 1990, the net results reflect the deduction of a 1% investment management fee payable quarterly at the rate of .25% of ending market value. This is the maximum investment management fee charged by the firm. These results do not reflect actual fees charged. For the period from January 1, 1991 through December 31, 2004, the net results shown reflect the deduction of the dollar-weighted fee rate paid by all accounts in the composite. The dollar-weighted fee rate has been calculated by dividing the quarterly investment management fees paid by the accounts in the composite by the total composite asset value. This dollar-weighted fee rate also includes the performance fees paid by certain accounts. Inclusion of the performance-based fees does not materially affect the dollar-weighted fee rate. For accounts up to $100 million, the firm's asset-based fee schedule is: 1% of asset value of accounts of less than $5 million; .75% of asset value for accounts $5 million to $15 million; for accounts greater than $15 million, the fee is .75% on the first $15 million and ..50% on the balance up to $100 million. For accounts in excess of $100 million, the firm's asset-based fee schedule is: .425% on the first $100 million, .25% on the next $200 million, and .20% thereafter. The minimum blended fee rate is ..25%. The firm does offer performance-based fees. The investment management fees are described in Part II of the Company's Form ADV.

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

     In connection with Levco's activities as a broker-dealer, Levco maintains a contractual relationship with Bear Stearns for clearance services. The agreement is a standard clearing agreement that either party may terminate upon 30 days' prior written notice (or immediately for cause). The agreement assigns account supervisory responsibility to Levco and grants Bear Stearns the authority to execute and report securities transactions for Levco's clients.

EMPLOYEES

     As of December 31, 2004, BKF and its subsidiaries employed 151 people, including 51 investment professionals, of whom 21 were primarily portfolio managers, 23 were primarily securities analysts and 7 were traders.

BUSINESS STRATEGY

     The achievement of strong performance returns is the foundation on which Levco's business strategy is based. Levco seeks to capitalize on the strength of its long-term performance record and its experienced investment and professional staff to increase its assets under management. Its business strategy contains the following key elements:

     Attracting and Retaining Experienced Professionals. As an investment management firm focused on active portfolio management, fundamental research and superior client service, Levco's goal is to attract and retain the talent necessary to implement its investment strategies and service its clients. Each of the other elements of its business strategy is highly dependent on the attraction and retention of qualified personnel. Management believes that allowing employees to develop important economic stakes in the success of the particular products to which they contribute and of BKF as a whole will be a key factor in the achievement of its business objectives.

     Development of Complementary Long-Only Strategies. In addition to its large cap value strategy, Levco has developed equity income, all cap and concentrated strategies. In 2004, Levco began developing a small cap product. Management believes the continued development of long-only strategies, including through the addition of skilled investment personnel through recruitment and lift-outs of portfolio management teams, will make Levco more attractive to existing and potential clients by enabling it to offer a wider range of products.

     Development of Alternative Investment Strategies. The development of alternative investment strategies has added depth and breadth to Levco's research efforts and allowed for a broader range of investment offerings. The event driven strategies have significantly increased their assets under management over the past five years and, since it receives incentive fees, BKF has seen its revenues from these strategies increase dramatically. A fundamental, trading-oriented long-short strategy has also grown rapidly since its inception in May 2002. During the bear market in 2001 and 2002, Levco's short-biased alternative investment strategy also enjoyed significant growth in assets and revenues. Alternative investment strategies, however, do face capacity constraints. Levco is seeking to increase its ability to manage assets in alternative investment strategies through the addition of skilled investment personnel, increased marketing of existing alternative investment strategies that have significant unused capacity, and the development of new alternative investment products. In 2001, Levco hired personnel to manage portfolios focused on distressed debt, and in July 2001 two private investment vehicles were launched to pursue this strategy (whose assets are included within our event-driven product). In 2002, Levco hired personnel to manage a long-short trading oriented alternative investment strategy, and two private investment vehicles were launched to pursue this strategy. In 2003, Levco hired a portfolio manager who is managing a vehicle that is pursuing a fundamentally based, long-short strategy focused on the small/mid cap equity sector. In 2004, Levco launched a long-short equity strategy under the management of an investment professional who had formerly been affiliated with the short-biased investment team.

     Strengthen Presence in Target Markets. Levco intends to devote sufficient resources to maintain its existing relationships with target client segments, including institutions, sub-advisers, financial intermediaries, funds of funds and private clients. The required efforts include maintaining a field force and strong client servicing efforts with respect to each of these target segments.

     Development of Operational Infrastructure. Levco has developed an operational infrastructure featuring dedicated portfolio administration, technology and legal/compliance teams. Management believes that the maintenance of a strong infrastructure that creates operational efficiencies is an essential aspect of its plan to grow and develop multiple long-only and alternative investment strategies.

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

REGULATION

     Virtually all aspects of Levco's business are subject to various federal and state laws and regulations. Levco is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational and disclosure obligations. Levco is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and Levco GP is registered with that agency as a commodity pool operator. Levco and Levco GP are members of the National Futures Association. LEVCO Securities is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board. In addition, Levco is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a "fiduciary" with respect to certain clients. As a public company, BKF is subject to provisions of the Securities Exchange Act of 1934, as amended, and the rules applicable to companies listed on the New York Stock Exchange.

     The regulations to which Levco is subject are primarily designed to protect investment advisory clients, and the rules to which BKF is subject are primarily designed to protect stockholders, and the agencies implementing such regulations have broad administrative powers, including the power to limit, restrict or even prohibit entities from carrying on their business in the event of a failure to comply. Possible sanctions for significant failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser, broker-dealer or other registrations, suspension or revocation of listing privileges, censures and fines.

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

LEVCO IS DEPENDENT ON KEY PERSONNEL

     Levco is largely dependent on the efforts of its senior investment professionals managing the long-only strategies and the event-driven, short-biased and long-short equity strategies. Levco is also dependent on the efforts of Mr. John A. Levin, the chairman and chief executive officer of BKF. The loss of the services of key investment personnel, including Mr. Levin, could have a material adverse effect on Levco because it could jeopardize its relationships with clients and result in the loss of those accounts. In the case of alternative investment strategies, the loss of the senior investment professionals managing the strategy could result in the discontinuance of the strategy by Levco.

     In 2004, the event-driven strategies, which have been led for an extended period of time by two Senior Portfolio Managers, represented approximately 37% of the asset-based investment advisory fees, approximately 70% of the incentive fees and approximately 48% of BKF's total fees (see Item 6 -- Selected Financial
Data). As is noted in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," Mr. Frank Rango, one of the two Senior Portfolio Managers of the event-driven group, has announced his intention to relinquish such position as of the conclusion of 2005. Mr. Henry Levin will continue as the sole Senior Portfolio Manager for the group period.

     As a result of this dependence on key personnel, and the ability of investment personnel or groups of investment personnel to start their own independent businesses, management may be constrained in its ability to negotiate compensation with senior personnel. Levco's key investment personnel, including Mr. Levin, are not subject to employment contracts.

     Levco's future success depends on its ability to retain and attract qualified personnel to conduct its investment management business. To the extent that Levco further diversifies its products and strategies, BKF anticipates that it will be necessary for Levco to add portfolio managers and investment analysts. The implementation of BKF's business strategy requires the addition of a senior executive officer. No assurance can be given that Levco will succeed in its efforts to recruit and retain the required personnel. Because of its relatively smaller size, Levco may have relatively fewer resources with which to recruit and retain personnel. The loss of key personnel or the inability to recruit and retain qualified portfolio managers, business and marketing personnel could have a material adverse effect on Levco's business.

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

LEVCO IS DEPENDENT ON A LIMITED NUMBER OF INVESTMENT STRATEGIES

     Levco currently derives most of its revenues from three investment offerings -- a large cap value strategy, an event-driven alternative investment strategy, and an actively traded long-short US equity strategy. While these strategies may often perform differently in a given investment environment, adverse developments with regard to any of these strategies could have a material adverse effect on Levco's business.

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

ADVERSE DEVELOPMENTS WITH REGARD TO SIGNIFICANT CUSTOMERS OR RELATIONSHIPS COULD ADVERSELY AFFECT LEVCO'S REVENUES

     As of December 31, 2004, Levco had approximately 240 customers (counting as single customers each wrap fee program and related family and institutional accounts and excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies), of which the ten largest customers generated approximately $19.4 million of revenues for Levco in 2004 (including incentive fees), or approximately 16.3% of BKF's total fees (see Item
6 -- Selected Financial Data).

     The five largest customers for long-only equity products accounted for approximately 38.9% of all asset-based investment advisory fees earned in 2004 with respect to such products. The loss of any of these customers could have an adverse effect on BKF's revenues.

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

     Poor Investment Performance of the Private Investment Funds. BKF derives revenue from incentive fees and general partner incentive allocations earned with respect to its proprietary unregistered investment funds. Stronger positive performance by these funds generates higher incentive fees and incentive allocations because those fees and allocations are based on the performance of the assets under management. On the other hand, relatively poor performance will result in lower or no incentive fees or allocations, and will tend to lead to decreased assets under management and the loss of accounts, with corresponding decreases in revenue. In addition, the private investment funds generally operate under "high water mark" provisions, which reduce the incentive fees and general partner incentive allocations earned in periods of positive performance to the extent that prior losses experienced by the fund have not yet been recouped.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Annual Report on Form 10-K, including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts, including, most importantly, those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For those statements, BKF claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF's current expectations and are susceptible to a number of risks, uncertainties and other factors, and BKF's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability of qualified personnel; the performance of the securities markets and of value stocks in particular; the investment performance of client accounts; the retention of significant client and/or distribution relationships; competition; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred to in this document and in BKF's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF's control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF's policy generally not to make any specific projections as to future earnings, and BKF does not endorse any projections regarding future performance that may be made by third parties.

ITEM 2.  PROPERTIES

     BKF's executive offices are located at One Rockefeller Plaza, New York, New York. BKF's offices currently encompass approximately 56,000 square feet and are governed by a lease which expires September 30, 2011 (except for approximately 7,000 square feet for which the lease will expire on November 30, 2008). The majority of BKF's operations are conducted at this location. BKF believes that these facilities are adequate for its current and anticipated levels of operation. BKF also maintains a business continuity facility located at Five River Bend, Stamford, Connecticut. This facility encompasses approximately 5,000 square feet and is governed by a lease which expires September 30, 2011.

     In February 2005, Levco Europe, LLP entered into a lease for approximately 1,600 square feet at 29-30 St. James Street, London, United Kingdom. This lease will expire in December 2012 and may be terminated by Levco Europe, LLP on 6 months written notice as of December 25, 2007. Levco Europe, LLP will operate from this location and provide investment services to clients following event-driven strategies.

ITEM 3.  LEGAL PROCEEDINGS

     Neither BKF, Levco nor their affiliates are currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS
         AND ISSUER           PURCHASES OF EQUITY SECURITIES

     BKF's common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "BKF". At the close of business on March 1, 2005, there were 721 holders of record of BKF's common stock.

     The following table sets forth for the periods indicated (i) the high and low reported sale prices per share for the common stock as reported on the NYSE and (ii) cash dividends per share of common stock declared during the period:

                                                              STOCK PRICE RANGES
                                                              -------------------   DIVIDEND
                            2004                               HIGH         LOW     DECLARED
                            ----                              -------     -------   --------
First quarter...............................................  $27.00      $24.72     $ 0.10
Second quarter..............................................  $29.90      $26.40
Third quarter...............................................  $29.40      $26.01     $0.225(a)
Fourth quarter..............................................  $38.00      $29.80
2003
------------------------------------------------------------
First quarter...............................................  $18.45      $16.24
Second quarter..............................................  $22.28      $15.65
Third quarter...............................................  $24.50      $20.15
Fourth quarter..............................................  $25.15      $21.75

---------------

(a) reflects dividends of $0.10 declared on July 9, 2004 and $0.125 declared on September 23, 2004.

     BKF declared and paid $2,799,000 in cash dividends in 2004. BKF did not declare or pay any dividends in 2003. A dividend of $0.125 was declared on January 18, 2005. The declaration and payment of dividends by BKF is in the discretion of the board of directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF. BKF expects to continue its policy of paying regular cash dividends, though there can be no assurance as to future dividends because they are dependent on the results of operations, financial condition, capital requirements and other circumstances.

     The following table provides information about purchases by BKF during the periods indicated of equity securities that are registered by BKF pursuant to
Section 12 of the Exchange Act.

     The purchases described below relate to the withholding of shares from employees in order to satisfy statutory withholding requirements in connection with the delivery of common stock underlying Restricted Stock Units.

                     ISSUER PURCHASES OF EQUITY SECURITIES

                           (a)               (b)                (c)                     (d)
                                                          TOTAL NUMBER OF       MAXIMUM NUMBER (OR
                                                         SHARES (OR UNITS)   APPROXIMATE DOLLAR VALUE)
                                                         PURCHASED AS PART   OF SHARES (OR UNITS) THAT
                     TOTAL NUMBER OF                        OF PUBLICLY        MAY YET BE PURCHASED
                    SHARES (OR UNITS)   AVERAGE PRICE     ANNOUNCED PLANS       UNDER THE PLANS OR
      PERIOD            PURCHASED       PAID PER SHARE      OR PROGRAMS               PROGRAM
      ------        -----------------   --------------   -----------------   -------------------------
10/1/04 - 10/31/04       50,721             $31.80       Not Applicable..         Not Applicable
11/1/04 - 11/30/04       39,439             $35.12       Not Applicable..         Not Applicable
12/1/04 - 12/31/04       73,107             $37.82       Not Applicable..         Not Applicable

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived in part from BKF's audited 2004, 2003, 2002, 2001 and 2000 unaudited consolidated pro forma statements of operations and should be read in conjunction with such statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. All amounts are in millions, excluding share and per share data.

                                                       YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------
                                                                                         PRO FORMA
                                      2004         2003         2002         2001         2000(A)
                                   ----------   ----------   ----------   -----------   -----------
                                   (AUDITED)    (AUDITED)    (AUDITED)    (UNAUDITED)   (UNAUDITED)
REVENUES:
Investments Management Fees
  (IMF):
Advisory.........................  $     25.4   $     24.8   $     29.0   $     33.0    $     29.5
Wrap Accounts....................         9.3         10.2         16.4         16.6          10.3
Event-Driven.....................        28.9         18.7         12.7          8.6           4.5
Long-Short.......................         9.3          2.4           --           --            --
Short-Biased.....................         4.6          4.0          3.4          2.0           1.2
Other Alternative Investments....         0.8          0.2          0.3          0.3           0.1
                                   ----------   ----------   ----------   ----------    ----------
     Total IMF Fees..............        78.3         60.3         61.8         60.5          45.6
Incentive Fees and Allocations:
Event-Driven.....................        28.6         32.2         17.4         22.2          24.4
Long-Short.......................         8.8          5.2          0.1           --            --
Short-Biased.....................          --         (2.3)         6.8          2.1           1.5
Other............................         2.2          0.6          0.1          3.3           2.7
Other Alternative Investments....         1.3          0.6          0.2          0.8           0.7
                                   ----------   ----------   ----------   ----------    ----------
     Total Incentive Fees........        40.9         36.3         24.6         28.4          29.3
  Total Fees.....................       119.2         96.6         86.4         88.9          74.9
Commission Income and Other......         1.5          2.0          2.9          2.5           1.7
                                   ----------   ----------   ----------   ----------    ----------
  Total Revenues.................       120.7         98.6         89.3         91.4          76.6
EXPENSES:
Employee Compensation and
  Benefits.......................        93.8         77.8         61.8         60.1          57.4
Non-Compensation Expenses........        19.7         25.7         20.6         15.4          11.7
                                   ----------   ----------   ----------   ----------    ----------
  Total Expenses.................       113.5        103.5         82.4         75.5          69.1
                                   ----------   ----------   ----------   ----------    ----------

                                                       YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------
                                                                                         PRO FORMA
                                      2004         2003         2002         2001         2000(A)
                                   ----------   ----------   ----------   -----------   -----------
                                   (AUDITED)    (AUDITED)    (AUDITED)    (UNAUDITED)   (UNAUDITED)
INCOME (LOSS) BEFORE INTEREST,
  TAXES AND AMORTIZATION.........         7.2         (4.9)         6.9         15.9           7.5
                                   ----------   ----------   ----------   ----------    ----------
Net investment income............         1.6          1.5          1.0          2.9           1.5
Net investment income --
  consolidated affiliated
  partnerships ("CAP")...........         1.2          2.6         (2.9)          --            --
Minority interest from CAP.......        (0.7)        (1.7)         3.3           --            --
Amortization of intangibles......        (7.0)        (7.0)        (7.0)        (9.5)         (7.6)
                                   ----------   ----------   ----------   ----------    ----------
Income (loss) before taxes.......         2.3         (9.5)         1.3          9.3           1.4
Income tax expense (benefit).....         4.1         (1.1)         3.7          7.8          (0.7)
                                   ----------   ----------   ----------   ----------    ----------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE....        (1.8)        (8.4)        (2.4)         1.5           2.1
Cumulative effect of accounting
  change.........................          --           --           --           --         (53.4)
                                   ----------   ----------   ----------   ----------    ----------
NET INCOME (LOSS)................  $     (1.8)  $     (8.4)  $     (2.4)  $      1.5    $    (51.3)
                                   ==========   ==========   ==========   ==========    ==========

PER SHARE DATA:
Basic:
Income (loss) before cumulative
  effect of accounting change....  $    (0.25)  $    (1.26)  $    (0.37)  $     0.23    $     0.32
Cumulative effect of accounting
  change.........................          --           --           --           --         (8.21)
                                   ----------   ----------   ----------   ----------    ----------
Net income (loss)................  $    (0.25)  $    (1.26)  $    (0.37)  $     0.23    $    (7.89)
                                   ==========   ==========   ==========   ==========    ==========
Diluted:
Income (loss) before cumulative
  effect of accounting change....  $    (0.25)  $    (1.26)  $    (0.37)  $     0.20    $     0.32
Cumulative effect of accounting
  change.........................          --           --           --           --         (8.15)
                                   ----------   ----------   ----------   ----------    ----------
Net income (loss)................  $    (0.25)  $    (1.26)  $    (0.37)  $     0.20    $    (7.83)
                                   ==========   ==========   ==========   ==========    ==========
Basic weighted average shares
  outstanding(1).................   6,949,031    6,673,371    6,624,313    6,546,077     6,504,890
                                   ==========   ==========   ==========   ==========    ==========
Diluted weighted average shares
  outstanding(1).................   6,949,031    6,673,371    6,624,313    7,364,333     6,549,889
                                   ==========   ==========   ==========   ==========    ==========

---------------

(1)- Gives effect for reverse stock split of 1 for 6 effectuated January 7, 2000. Assumes same amount of shares were outstanding throughout period.

(a) The amounts reflect Pro forma income of the Company assuming that the Company had de-registered as an investment company and distributed all of it's assets as of December 31, 1995 and recasts the acquisition of Levco using purchase accounting with the cumulative effect of accounting change recorded in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BKF operates entirely through Levco, an investment adviser registered with the Securities and Exchange Commission. Levco specializes in managing equity portfolios for institutional and individual investors. Levco offers long-only equity strategies and a range of alternative investment products and other more specialized investment programs. Most clients are based in the United States, though a significant portion of investors in the alternative investment products are located outside the United States.

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

     At December 31, 2004, assets under management at Levco were $13.6 billion, compared to $12.7 billion a year earlier. Following is a comparison of Levco's assets under management as defined by product and client type:

                                                                    AT DECEMBER 31,
                                                              ---------------------------
                                                               2004      2003      2002
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
LONG-ONLY ACCOUNTS:
Institutional Accounts......................................  $ 2,964   $ 2,953   $ 2,562
Sub-advisory Accounts.......................................    2,641     2,306     1,861
Non-institutional Accounts..................................    1,713     1,640     1,489
Wrap Fee Accounts...........................................    2,319     2,502     2,982
                                                              -------   -------   -------
Total Long-Only.............................................    9,637     9,401     8,894
ALTERNATIVE STRATEGIES:
Event Driven Accounts.......................................    2,568     2,418     1,849
Long-short Accounts.........................................      792       434        18
Short-Biased Accounts.......................................      422       340       452
Other Private Investment Funds..............................      185        67        72
                                                              -------   -------   -------
Total Alternative Strategies................................    3,967     3,259     2,391
                                                              -------   -------   -------
TOTAL.......................................................  $13,604   $12,660   $11,285
                                                              =======   =======   =======

     Levco also has a wholly-owned broker-dealer subsidiary that clears through Bear Stearns on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.

     The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition at December 31, 2004 and 2003, and the Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 of BKF Capital Group, Inc. and Subsidiaries (which are included elsewhere herein) and should be read in conjunction with such financial statements. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated investment partnerships changes. These partnerships and the related minority interests have been reflected in the consolidated financial statements for the annual periods ended December 31, 2004, 2003 and 2002. The consolidation of the partnerships does not impact BKF's equity or net income.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO YEAR ENDED DECEMBER 31, 2003.

Revenues

     Total revenues for 2004 were $123.49 million, reflecting an increase of 20.2% from $102.74 million in revenues in 2003. This increase was primarily attributable to (i) a 29.8% increase in asset-based management fees from $60.32 million in 2003 to $78.32 million in 2004 and (ii) a 12.8% increase in incentive fees and allocations from $36.29 million to $40.93 million. The increase in asset-based management fees was generated by the growth in average assets under management of the event-driven and long-short equity strategies. These strategies experienced both positive performance and net inflows in 2003 and 2004. In 2004, incentive fees and allocations generated by the largest long-short alternative strategy and certain long-only accounts increased, while incentive fees and allocations from accounts following event-driven strategies decreased. In addition, the increase from 2003 to 2004 was partly driven by the reversal in 2003 of an accrual made with respect to an investment vehicle following a short-biased investment strategy that had a June 30, 2003 fiscal year end.

     Frank Rango, one of the two Senior Portfolio Managers for the event-driven strategies, has announced his intention to step down from such position at the conclusion of 2005. Henry Levin will continue as the sole Senior Portfolio Manager for the group. Henry Levin will continue to be supported by four other Portfolio Managers for the event-driven strategies and two Portfolio Managers focused on investments in distressed debt. The change in responsibilities for Mr. Rango may impact the ability of Levco to retain and attract clients with respect to its event-driven strategies and may impact the revenues generated by the event-driven accounts. The event-driven accounts generated 48% of the Company's total fees in 2004.

     Net commission income generated by the broker-dealer business fell 28.8% to $1.44 million in 2004 from $2.02 million in 2003, primarily as the result of a decrease in trading volume and an increase in the charges payable to the clearing broker following the retention of Bear Stearns for such services in May 2004. The retention of Bear Stearns was precipitated by the sale by UBS of its affiliated clearing subsidiary, Correspondent Services Corporation.

     Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships decreased 55.2% to $1.18 million in 2004 from $2.63 million in 2003. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses

     Total expenses for 2004 were $120.43 million, reflecting an increase of 9.0% from $110.48 million in 2003. Excluding amortization of finite life intangibles and the 2003 loss on the lease amendment, total expenses were $113.42 million, reflecting an increase of 15.3% from $98.35 million in 2003. The largest component of this increase was a 22.2% increase in employee compensation and benefits (excluding grants of equity awards) to $85.09 million in 2004 from $69.63 million in 2003. This increase in compensation expense is primarily attributable to an increase in fee revenues. Compensation with regard to alternative investment products is determined on a different basis than compensation with regard to long-only products. In December 2004, the Compensation Committee of the Board of Directors, taking into consideration business conditions relating to the long-only products and the competition for investment personnel, determined to allow bonus payments (primarily in the form of equity awards to be granted in 2005) in excess of those that would have been permitted pursuant to the compensation guidelines established in 2001 with regard to long-only products.

The number of awards to be granted was determined based on the value of BKF stock at the time of the Compensation Committee meeting held in December 2004, but the awards were made in March 2005 and had a value of $3.2 million as of the March 10, 2005 grant date, reflecting a significant increase in the stock price during the intervening period. The expense associated with such awards will be amortized over the period from the grant date through December 31, 2007. Investments made with respect to strategies that have not yet reached critical mass and that are reflected in compensation expense increased to $2.5 million in 2004, as compared to $1.9 million in 2003. The primary new investment in 2004 was in a small cap value strategy, while the fund of funds offering was no longer included in this category in 2004, as compensation by members of this group with respect to marketing activities offset losses from the strategy.

     Expenses associated with employee equity grants increased 6.6% to $8.66 million in 2004 from $8.13 million in 2003 as the result of the vesting of the grants. BKF has not issued any options since December 2001, and all options granted have vested; all expenses relating to equity awards relate to grants of restricted stock units and restricted stock.

     Occupancy and equipment rental decreased 5.3% to $5.99 million in 2004 from $6.32 million in 2003. This decrease resulted primarily from the relinquishment of space at BKF's headquarters in 2003, which was partly offset by an increase in depreciation and amortization expense resulting from fixed asset additions made in 2003 and 2004 relating to leasehold improvements and computer network upgrades.

     Other operating expenses of BKF for 2004 were $13.53 million, reflecting a decrease of 4.0% from $14.09 million in 2003. This decrease primarily reflected
(i) a decrease in portfolio management and trading system costs (which bear a correlation to the number of accounts managed in wrap fee programs) and (ii) a decrease in consulting fees paid in connection with the establishment of Levco Europe, LLP (as the consultant established an employee relationship so that compensation for 2004 was reflected in employee compensation and benefits), which decreases were partly offset by increases in expenses relating to (i) the implementation of the requirements of the Sarbanes-Oxley Act and (ii) increased premiums for directors and officers/errors and omissions insurance coverage. It should also be noted that a significant portion of management's time was spent on the implementation of the requirements of the Sarbanes-Oxley Act.

     Other operating expenses from consolidated affiliated partnerships decreased to $26,000 from $177,000 primarily as the result of the decrease in the number and size of the affiliated partnerships being consolidated.

     The $118,000 interest expense reflects imputed interest relating to payments being made in connection with the relinquishment of space pursuant to the lease amendment entered into during the fourth quarter of 2003.

Operating Income (Loss)

     BKF had operating income of $3.06 million in 2004, as compared to an operating loss of $7.75 million in 2003. Excluding amortization of finite life intangibles, the loss on the lease amendment, and gains and losses and interest and dividend income relating to the consolidated affiliated partnerships, operating income was $8.90 million in 2004, as compared to $1.77 million in 2003.

Income Taxes

     BKF recorded an income tax expense of $4.08 million in 2004, as compared to an income tax benefit of $1.08 million in 2003. The deferred tax asset/income tax benefit recorded in 2003 was primarily attributable to future tax benefits relating to (i) future compensation deductions in connection with the delivery of stock underlying restricted stock unit awards and (ii) the loss on the lease amendment. The tax expense recorded in 2004 is primarily due to the increase in pre-tax book income in 2004 as compared to a pre-tax book loss in 2003.

     Excluding the non-deductible amortization expense, BKF had an effective tax rate of 43.74% in 2004, as compared to an effective tax rate of 43.96% in 2003. The difference in effective tax rates in 2004 and 2003 is primarily attributable to state and local taxes due to changes in the allocated income among various taxing jurisdictions.

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

     The increase in incentive fees primarily resulted from an increase in assets under management in the event-driven and long-short equity products. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined and billed or allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance. In 2003, incentive fees were reduced by the reversal of accruals made in 2002 with respect to an account following a short-biased strategy that had a June 30 fiscal year end. The decrease in investment advisory fees was attributable to (1) a decrease in the average assets under management pursuant to the long-only strategies and (2) a decrease in the average fees paid with respect to accounts managed pursuant to such strategies, which decrease was partially offset by the increase in investment advisory fees attributable to event-driven and long-short equity strategies.

     The percentage of total fees attributable to event-driven strategies increased to approximately 53% in 2003 from 35% in 2002.

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

Expenses

     Total expenses for 2003 were $110.48 million, reflecting an increase of 23.5% from $89.46 million in 2002. Excluding amortization of finite life intangibles and the loss on the lease amendment, total expenses were $98.35 million, reflecting an increase of 19.3% from $82.45 million in 2002. The largest component of this increase was a 16.1% increase in employee compensation and benefits (excluding grants of equity awards) to $69.63 million in 2003 from $59.97 million in 2002. This increase in compensation expense is primarily attributable to an increase in the percentage of revenues paid as compensation with respect to certain alternative investment products and an increase in the percentage of total revenues attributable to alternative investment strategies. Compensation with regard to alternative investment products is determined on a different basis than compensation with regard to long-only products. In December 2003, the Compensation Committee of the Board of Directors, taking into consideration market and business conditions relating to the long-only strategies, determined to allow bonus payments (partly in the form of equity awards to be granted in 2004) in excess of those that would have been permitted pursuant to the compensation guidelines established in 2001 with regard to long-only products.

     Expenses associated with the grant of employee equity awards increased 339.1% to $8.13 million in 2003 from $1.85 million in 2002, primarily as the result of equity awards granted in both 2002 and 2003 (including restricted stock units granted in exchange for options).

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

Operating Loss

     BKF had an operating loss of $7.75 million in 2003, as compared to an operating loss of $2.05 million in 2002. Excluding amortization of finite life intangibles, the loss on the lease amendment, and gains and losses and interest and dividend income relating to the consolidated affiliated partnerships, operating income was $1.77 million in 2003, as compared to $7.60 million in 2002. As discussed above, the largest factor in this decrease was the increase in employee compensation and benefits (including expenses relating to equity awards), which exceeded the increase in incentive fees and allocations.

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

LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of December 31, 2004 consist primarily of cash, US Treasury bills, advisory fees receivable and marketable equity securities. While BKF's daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF's business plan, and such seed capital investments may require substantial financial resources. Due to its relatively small size, BKF may consider a number of options to obtain such seed capital. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At December 31, 2004, BKF had cash, cash equivalents and US Treasury bills of $44.05 million, as compared to $37.44 million at December 31, 2003. This increase primarily reflects the collection of fees and receivables during 2004 and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships, which was partly offset by the payment of dividends, the purchases of fixed assets and the investment of capital in affiliated investment partnerships. The increase in investment advisory and incentive fees receivable from $37.84 million at December 31, 2003 to $40.01 million at December 31, 2004 primarily reflects the accrual of incentive fees (which are primarily earned as of the conclusion of the calendar year) , which was partly offset by the receipt in 2004 of incentive fees earned in 2003.

     The increase in investments in securities to $5.79 million at December 31, 2004 from $4.38 million at December 31, 2003, primarily reflects an additional investment in an affiliated non-US private investment vehicle. The increase in prepaid expenses and other assets to $7.05 million at December 31, 2004 from $3.89 million at December 31, 2003 primarily reflects a tax receivable and the subscription in advance for interests in an unaffiliated investment fund.

     The decrease in deferred tax assets to $8.39 million in 2004 from $8.67 million in 2003 is primarily attributable to the delivery of shares of stock underlying restricted stock unit awards and the exercise of stock options for which deferred tax assets were set up in the year the awards and options vested.

     The increase in investments in securities from consolidated affiliated partnerships to $6.52 million at December 31, 2004 from $3.93 million at December 31, 2003, and the decrease in due from broker from consolidated affiliated partnerships from $4.25 million at December 31, 2003 to $952,000 at December 31, 2004 reflects the numbers and size of the funds consolidated.

     Accrued expenses were $4.29 million at December 31, 2004, as compared to $3.56 million at December 31, 2003. The largest component of such expenses is the accrual for third party marketing fees. Expenses accrued during 2004 were offset primarily by the payment of accrued third party marketing fees.

     Accrued bonuses were $42.69 million at December 31, 2004, as compared to $39.73 million at December 31, 2003, reflecting the payment of 2003 bonuses and the accrual for 2004 bonuses.

     The increase in accrued incentive compensation to $15.77 million at December 31, 2004 from $10.29 million at December 31, 2003 reflects the vesting of equity awards, which was partly offset by the delivery of the common stock underlying equity awards and the forfeiture of such awards by departing employees.

     The decrease in accrued lease amendment expenses to $3.84 million at December 31, 2004 from $4.54 million at December 31, 2003 reflects payments made pursuant to the lease amendment under which space was surrendered.

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

OFF BALANCE SHEET RISK

     Levco GP serves as the managing general partner for several affiliated investment partnerships which trade primarily in equity securities or, in the case of one partnership, in distressed corporate debt. As of December 31, 2004, total partners' capital in these partnerships was approximately $614.13 million. As of December 31, 2004, the sum total of Levco GP's capital accounts in the affiliated investment partnerships was approximately $17.36 million. The financial condition and results of operations of certain of these affiliated investment partnerships are not included in BKF's consolidated statements of financial condition (except to the extent of Levco GP's equity ownership). Levco GP has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them.

CONTRACTUAL OBLIGATIONS

     As of December 31, 2004, the Company's contractual obligations, including payments due by period, are as follows ($ in thousands):

                                                              PAYMENTS DUE BY PERIOD
                                               -----------------------------------------------------
                                                TOTAL     2005    2006-2007   2008-2009   THEREAFTER
                                               -------   ------   ---------   ---------   ----------
Operating leases.............................  $22,937   $3,002    $6,104      $7,378       $6,453
Accrued lease loss amendment.................    3,843      415     1,048       1,074        1,306
                                               -------   ------    ------      ------       ------
Total Contractual Obligations................   26,780    3,417     7,152       8,452        7,759
                                               -------   ------    ------      ------       ------
Operating lease -- UK (executed February
  2005)......................................      997       82       262         262          391
                                               -------   ------    ------      ------       ------
Total Contractual Obligations, subsequent to
  December 31, 2004..........................  $27,777   $3,499    $7,414      $8,714       $8,150
                                               =======   ======    ======      ======       ======

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF's revenues are largely driven by the market value of Levco's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter with respect to which the investment advisory fee is charged, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues for the quarter. Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco's event-driven strategies, could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. In addition, as of December 31, 2004 and 2003, BKF had invested (1) $1.34 million and $1.05 million, respectively, in seed capital for long-only equity products, which investments could be similarly impacted by a decline in the performance of value stocks, and (2) $18.95 million and $13.36 million (excluding accrued incentive allocations), respectively, in proprietary alternative investment strategies, which are also exposed to market fluctuations.

     The following table (dollars in thousands) summarizes our investments as of December 31, 2004 and December 31, 2003 in long-only equity products and alternative investment strategies (excluding incentive allocations) and provides a sensitivity analysis assuming a 10% increase or decrease in the value of these investments.

                                                              FAIR VALUE ASSUMING   FAIR VALUE ASSUMING
                                                                10% DECREASE IN       10% INCREASE IN
                                                 FAIR VALUE      EQUITY PRICE          EQUITY PRICE
                                                 ----------   -------------------   -------------------
AT DECEMBER 31, 2004
Equity price sensitive investments, at fair
  value........................................   $20,295           $18,266               $22,325
AT DECEMBER 31, 2003
Equity price sensitive investments, at fair
  value........................................   $14,413           $12,972               $15,854

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

ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     BKF's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, BKF conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on our evaluation under the COSO Framework, management concluded that BKF's internal control over financial reporting was effective as of December 31, 2004.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

     BKF's Chief Executive Officer and Chief Financial Officer have furnished in this Annual Report on Form 10-K the certifications required under Sections 306 and 902. In addition, BKF's Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by BKF of the corporate governance listing standards of the NYSE.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
  BKF CAPITAL GROUP, INC.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under
Item 9A., that BKF Capital Group, Inc. (a Delaware corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). BKF Capital Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that BKF Capital Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Also in our opinion, BKF Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of BKF Capital Group, Inc. and Subsidiaries of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
March 10, 2005

                                    PART III

ITEMS 10, 11, 12, 13 AND 14.

     The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 30, 2005 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A which will contain such information.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

     (1) Financial Statements

     The following financial statements of BKF Capital Group, Inc. and Subsidiaries are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Registered Public Accounting
  Firm -- Grant Thornton LLP................................    F-2
Report of Independent Registered Public Accounting
  Firm -- Ernst & Young LLP.................................    F-3
Reports of Independent Registered Public Accounting
  Firm -- Eisner LLP........................................    F-4
Consolidated Statements of Financial Condition at December
  31, 2004 and 2003.........................................   F-12
Consolidated Statements of Operations for the years ended
  December 31, 2004, 2003 and 2002..........................   F-13
Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002..........................   F-14
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2004, 2003 and 2002......   F-15
Notes to Consolidated Financial Statements..................   F-16

     (2) Financial Data Schedules

     All schedules are omitted, as the required information is inapplicable or is included in the financial statements or related notes.

     (3) Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION
-------         ------------------------------------------------------------
  3.1     --    Restated Certificate of Incorporation of Registrant, as
                amended (incorporated by reference to Exhibit 3(i) to
                Registrant's Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 and June 30, 2001).
  3.2     --    Bylaws of Registrant (incorporated by reference to Exhibit
                3(ii) to Registrant's Quarterly Report on Form 10-Q for the
                period ended September 30, 2001).
  4.1     --    Specimen of Common Stock Certificate (incorporated by
                reference to Exhibit 4.1 of Registrant's Annual Report on
                Form 10-K for the period ended December 31, 2000).
  4.2     --    Rights Agreement dated as of June 8, 2001 between BKF and
                Mellon Investor Services LLC (as Rights Agent) (incorporated by reference to Exhibit 4.1 to BKF's Current Report on Form
                8-K dated June 11, 2001).
 10.1     --    Amendment to Lease dated October 10, 2003 between
                Rockefeller Center Properties and John A. Levin, Inc.
                (incorporated by reference to Exhibit 10.1 of Registrant's
                Annual Report on Form 10-K for the period ended December 31,
                2003).
 10.2     --    Lease dated December 20, 1993 between Rockefeller Center
                Properties and John A. Levin & Co., Inc., as amended
                (incorporated by reference to Exhibit 10.1 of Registrant's
                Annual Report on Form 10-K for the period ended December 31,
                2000, Exhibit 10.2 to Registrant's Quarterly Report on Form
                10-Q for the period ended June 30, 2001, and Exhibit 10.2 to
                Registrant's Quarterly Report on Form 10-Q for the period
                ended September 30, 2001).
 10.3     --    Lease dated September 25, 2002 between River Bend Executive
                Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002).
 10.4     --    Lease dated February 14, 2005 between Benchmark Group
                Limited and Levco Europe, LLP.*
 10.5     --    Registrant's 1998 Incentive Compensation Plan, as amended
                (incorporated by reference to Exhibit 10.1 to Registrant's
                Quarterly Report on Form 10-Q for the period ended June 30,
                2001).
 10.6     --    Registrant's Deferred Compensation Plan (incorporated by
                reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000).
 10.7     --    Form of Stock Option Award Agreement (incorporated by
                reference to Exhibit 10.5 to Registrant's Annual Report on
                Form 10-K for the period ended December 31, 2001).
 10.8     --    Form of Deferred Stock Award Agreement (incorporated by
                reference to Exhibit 4.5 to the Registration Statement on
                Form S-8 filed with the Commission on November 17, 2000).
 10.9     --    Form of Restricted Stock Award Agreement*
 10.10    --    Agreement between BKF and Gregory T. Rogers dated September
                29, 2004 (incorporated by reference to Exhibit 10.1 of
                Registrant's Report on Form 8-K dated October 6, 2004)
 14.1     --    Registrant's Code of Ethics (incorporated by Reference to
                Exhibit 14.1 of Registrant's Annual Report on Form 10-K for
                the period ended December 31, 2003).
 21.1     --    Subsidiaries of the Registrant (incorporated by reference to
                Exhibit 21.1 to the Registrant's Annual Report on Form 10-K
                for the period ended December 31, 2000).
 23.1     --    Consent of Grant Thornton LLP.*
 23.2     --    Consent of Ernst & Young LLP.*
 23.3     --    Consent of Eisner LLP.*
 24.1     --    Powers of Attorney (included on the Signature Pages
                hereto).*
 31.1     --    Section 302 Certification of Chief Executive Officer*
 31.2     --    Section 302 Certification of Chief Financial Officer*
 32.1     --    Section 906 Certification of Chief Executive Officer*
 32.2     --    Section 906 Certification of Chief Financial Officer*

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

Date: March 17, 2005

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

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

          /s/ JOHN A. LEVIN              Chairman, Chief Executive Officer    March 17, 2005
--------------------------------------   and President (Principal Executive
            John A. Levin                             Officer)


          /s/ GLENN A. AIGEN              Senior Vice President and Chief     March 17, 2005
--------------------------------------      Financial Officer (Principal
            Glenn A. Aigen               Financial and Accounting Officer)


       /s/ ANSON M. BEARD, JR.                        Director                March 17, 2005
--------------------------------------
         Anson M. Beard, Jr.


          /s/ BARTON M.BIGGS                          Director                March 17, 2005
--------------------------------------
            Barton M.Biggs


        /s/ J. BARTON GOODWIN                         Director                March 17, 2005
--------------------------------------
          J. Barton Goodwin


        /s/ DAVID D. GRUMHAUS                         Director                March 17, 2005
--------------------------------------
          David D. Grumhaus


        /s/ BURTON G. MALKIEL                         Director                March 17, 2005
--------------------------------------
          Burton G. Malkiel


         /s/ PETER J. SOLOMON                         Director                March 17, 2005
--------------------------------------
           Peter J. Solomon


        /s/ DEAN J. TAKAHASHI                         Director                March 17, 2005
--------------------------------------
          Dean J. Takahashi


          /s/ JAMES S. TISCH                          Director                March 17, 2005
--------------------------------------
            James S. Tisch

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Registered Public Accounting
  Firm -- Grant Thornton LLP................................    F-2
Report of Independent Registered Public Accounting
  Firm -- Ernst & Young LLP.................................    F-3
Reports of Independent Registered Public Accounting
  Firm -- Eisner LLP........................................    F-4
Consolidated Statements of Financial Condition at December
  31, 2004 and 2003.........................................   F-12
Consolidated Statements of Operations for the years ended
  December 31, 2004, 2003 and 2002..........................   F-13
Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002..........................   F-14
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2004, 2003 and 2002......   F-15
Notes to Consolidated Financial Statements..................   F-16

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
  BKF CAPITAL GROUP, INC.

We have audited the consolidated statement of financial condition of BKF Capital Group, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of one consolidated affiliated partnership (the "2004 CAP"), which statements reflect total assets constituting 5 percent as of December 31, 2004, and total revenues of 0.5 percent for the year then ended. Those statements were audited by another auditor whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for the 2004 CAP, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations, changes in stockholders' equity and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BKF Capital Group, Inc.'s and Subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 10, 2005 expressed an unqualified opinion on management's assessment.

/s/ GRANT THORNTON LLP

New York, New York
March 10, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BKF Capital Group, Inc.

     We have audited the accompanying consolidated statement of financial condition of BKF Capital Group, Inc. as of December 31, 2003, and the consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of two consolidated affiliated partnerships (collectively the "2003 CAP"), majority-owned investments, which statements reflect total assets constituting 5 percent of the related consolidated totals as of December 31, 2003 and which statements reflect total revenues constituting 2 percent of the related consolidated totals for the year ended December 31, 2003. We did not audit the financial statements of six consolidated affiliated partnerships (collectively the "2002 CAP"), majority-owned investments, which statements reflect total revenues constituting 3 percent of the related consolidated totals for the year ended December 31, 2002. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the 2003 CAP and 2002 CAP, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 4 to the financial statements, in the context of making determinations pursuant to Financial Interpretation No. 46, "Consolidation of Variable Interest Entities," the Company also decided to consolidate certain affiliated investment partnerships in which it may be deemed to have a controlling interest.

                                          /s/ ERNST & YOUNG LLP

New York, New York
March 3, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Alvarado Capital Partners, L.P.

     We have audited the accompanying statement of assets, liabilities and partnership capital of Alvarado Capital Partners, L.P. (the "Partnership") (a limited partnership), including the condensed schedule of portfolio investments, as of December 31, 2004, and the related statements of operations, changes in partnership capital and the financial highlights for the period from October 1, 2004 (commencement of operations) to December 31, 2004 (not shown separately herein). These financial statements and financial highlights are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

     We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements and financial highlights (not shown separately herein) referred to above present fairly, in all material respects, the financial position of Alvarado Capital Partners, L.P. as of December 31, 2004, and the results of its operations, changes in its partnership capital and financial highlights for the period from October 1, 2004 (commencement of operations) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ EISNER LLP

New York, New York
January 24, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
RCL Capital, L.P.

We have audited the statement of assets, liabilities and partnership capital of RCL Capital, L.P. (a limited partnership) as of December 31, 2003, and the related statements of operations, changes in its partnership capital and the financial highlights for the period from July 14, 2003 (commencement of operations) to December 31, 2003. These financial statements and the financial highlights (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights enumerated above present fairly, in all material respects, the financial position of RCL Capital, L.P. as of December 31, 2003, and the results of its operations, changes in its partnership capital and financial highlights for the period from July 14, 2003 (commencement of operations) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
January 12, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Levco Debt Opportunity Partners, L.P.

We have audited the statement of assets, liabilities and partnership capital of Levco Debt Opportunity Partners, L.P. as of December 31, 2003, and the related statements of operations, changes in partnership capital and the financial highlights for the years ended December 31, 2003 and 2002. These financial statements and the financial highlights (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights enumerated above present fairly, in all material respects, the financial position of Levco Debt Opportunity Partners, L.P. as of December 31, 2003, the results of its operations, changes in its partnership capital and financial highlights for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
February 6, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AltVantage Absolute Return Fund, L.P.

We have audited the statements of operations, changes in its partnership capital and cash flows for AltVantage Absolute Return Fund, L.P. (a limited partnership) for the year ended December 31, 2002. These financial statements (not shown separately herein) are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of AltVantage Absolute Return Fund, L.P. enumerated above present fairly, in all material respects, the results of its operations, changes in its net assets and cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
April 11, 2003

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
SR Capital Partners, L.P.

We have audited the statements of operations and changes in partnership capital of SR Capital Partners (a limited partnership) for the period from May 1, 2002 (commencement of operations) to December 31, 2002. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of SR Capital Partners, L.P. enumerated above present fairly, in all material respects, the results of its operations and the changes in its partnership capital for the period from May 1, 2002 (commencement of operations) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
January 13, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Greenspring Partners, L. P.

We have audited the statements of operations and changes in its partnership capital for Greenspring Partners, L.P. (a limited partnership) for the year ended December 31, 2002. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of Greenspring Partners, L.P. enumerated above present fairly, in all material respects, the results of its operations and the changes in its partnership capital for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
January 13, 2003

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
PWF Capital Partners, L.P.

We have audited the statements of operations and changes in partnership capital of PWF Capital Partners, L.P. (a limited partnership) for the period from May 1, 2002 (commencement of operations) to December 31, 2002. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of PWF Capital Partners, L.P. enumerated above present fairly, in all material respects, the results of its operations and the changes in its partnership capital for the period from May 1, 2002 (commencement of operations) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
January 13, 2003

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Meadow Lane Associates, L.P.

We have audited the statements of operations and changes in partnership capital for Meadow Lane Associates, L.P. (in liquidation) for the nine months ended September 30, 2002. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of Meadow Lane Associates, L.P. (in liquidation) enumerated above present fairly, in all material respects, the results of its operations and the changes in its partnership capital for the nine months ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
October 17, 2002

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
ASSETS
Cash and cash equivalents...................................    $  3,582       $  4,947
U.S. Treasury bills.........................................      40,466         32,495
Investment advisory and incentive fees receivable...........      40,009         37,844
Investments in securities, at value (cost $5,426 and $4,317,
  respectively).............................................       5,788          4,379
Investments in affiliated partnerships......................      17,362         17,042
Prepaid expenses and other assets...........................       7,049          3,890
Fixed assets (net of accumulated depreciation of $6,756 and
  $4,881, respectively).....................................       6,812          6,741
Deferred tax asset..........................................       8,391          8,666
Goodwill (net of accumulated amortization of $8,566)........      14,796         14,796
Investment advisory contracts (net of accumulated
  amortization of $59,576 and $52,567, respectively)........      10,513         17,522
Consolidated affiliated partnerships:
  Due from broker...........................................         952          4,248
  Investments in securities, at value (cost $5,877 and
     $3,692, respectively)..................................       6,517          3,927
  Investments in unaffiliated partnerships..................          --          3,778
                                                                --------       --------
     Total assets...........................................    $162,237       $160,275
                                                                ========       ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $  4,292       $  3,562
Accrued bonuses.............................................      42,686         39,728
Accrued incentive compensation..............................      15,773         10,289
Accrued lease amendment expense.............................       3,843          4,535
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of $1,065 and
     $1,106, respectively)..................................       1,299          1,117
                                                                --------       --------
     Total liabilities......................................      67,893         59,231
                                                                --------       --------
Minority interest in consolidated affiliated partnerships...       2,478          8,935
                                                                --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and outstanding -- 7,274,779 and 6,826,247 shares,
  respectively..............................................       7,275          6,826
Additional paid-in capital..................................      68,114         63,229
Retained earnings...........................................      17,508         22,054
Unearned compensation -- restricted stock...................      (1,031)            --
                                                                --------       --------
     Total stockholders' equity.............................      91,866         92,109
                                                                --------       --------
Total liabilities, minority interest and stockholders'
  equity....................................................    $162,237       $160,275
                                                                ========       ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2004         2003         2002
                                                           ----------   ----------   ----------
REVENUES:
Investment advisory fees.................................  $   78,324   $   60,324   $   61,833
Incentive fees and allocations...........................      40,925       36,293       24,591
Commission income (net) and other........................       1,438        2,021        2,940
Net realized and unrealized gain on investments..........       1,020        1,022           31
Interest income..........................................         604          453          655
From consolidated affiliated partnerships:
  Net realized and unrealized gain (loss) on
     investments.........................................       1,129        2,316       (3,543)
  Interest and dividend income...........................          47          309          904
                                                           ----------   ----------   ----------
     Total revenues......................................     123,487      102,738       87,411
                                                           ----------   ----------   ----------
EXPENSES:
Employee compensation and benefits.......................      85,092       69,634       59,970
Employee compensation relating to equity grants..........       8,661        8,128        1,851
Occupancy and equipment rental...........................       5,990        6,322        5,872
Loss on lease amendment..................................          --        5,127           --
Other operating expenses.................................      13,529       14,087       14,392
Other operating expenses from consolidated affiliated
  partnerships...........................................          26          177          363
Amortization of intangibles..............................       7,009        7,009        7,009
Interest expense.........................................         118           --           --
                                                           ----------   ----------   ----------
     Total expenses......................................     120,425      110,484       89,457
                                                           ----------   ----------   ----------
Operating income (loss)..................................       3,062       (7,746)      (2,046)
Minority interest in consolidated affiliated
  partnerships...........................................        (749)      (1,710)       3,291
                                                           ----------   ----------   ----------
Income (loss) before taxes...............................       2,313       (9,456)       1,245
                                                           ----------   ----------   ----------
Income tax expense (benefit).............................       4,078       (1,076)       3,692
                                                           ----------   ----------   ----------
NET (LOSS)...............................................  $   (1,765)  $   (8,380)  $   (2,447)
                                                           ==========   ==========   ==========
(Loss) per share:
Basic and Diluted........................................  $    (0.25)  $    (1.26)  $    (0.37)
                                                           ==========   ==========   ==========
Weighted average shares outstanding
Basic and Diluted........................................   6,949,031    6,673,371    6,624,313
                                                           ==========   ==========   ==========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2004       2003       2002
                                                              -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)..................................................  $(1,765)  $ (8,380)  $ (2,447)
Adjustments to reconcile net (loss) to net cash provided by
  operations:
  Depreciation and amortization.............................    9,171      8,559      8,103
  Expense for vesting of restricted stock and stock units...    8,919      8,186      2,020
  Loss on disposal of fixed assets..........................       --        127         --
  Tax benefit related to employee compensation plans........    4,432        633        317
  Change in deferred tax asset..............................      275     (2,984)      (793)
  Unrealized (gain) loss on investments in securities.......     (300)      (319)       617
  Changes in operating assets and liabilities:
     (Increase) decrease in U.S. Treasury bills.............   (7,971)   (19,056)    12,144
     (Increase) decrease in investment advisory and
       incentive fees receivable............................   (2,165)   (13,698)     3,680
     (Increase) decrease in prepaid expenses and other
       assets...............................................   (3,193)    (1,794)       267
     Decrease in investments in affiliated investment
       partnerships.........................................    1,604        106      8,148
     (Increase) decrease in investments in securities.......   (1,109)    (3,013)     1,120
     Increase (decrease) in accrued expenses................      700     (1,573)       823
     Increase (decrease) in accrued bonuses.................    2,958      8,219     (6,102)
     Increase (decrease) in accrued lease amendment
       expense..............................................     (692)     4,535         --
     Increase in income taxes payable.......................       --       (532)       (50)
  Changes in operating assets and liabilities from
     consolidated affiliated partnerships:
     Minority interest in income (loss).....................      208      1,710     (3,291)
     (Increase) decrease in due from broker.................     (952)    10,870    (31,746)
     (Increase) in securities...............................   (6,517)    (1,080)   (17,810)
     (Increase) decrease in investments in unaffiliated
       partnerships.........................................       --        497     (4,275)
     Increase (decrease) in securities sold short...........    1,299     (1,959)     9,395
     Minority interest in previously unconsolidated
       affiliated partnerships..............................       --      1,111     40,961
                                                              -------   --------   --------
Net cash provided by operating activities...................    4,902     (9,835)    21,081
                                                              -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions.......................................   (2,234)    (4,729)    (1,606)
                                                              -------   --------   --------
Net cash (used in) investing activities.....................   (2,234)    (4,729)    (1,606)
                                                              -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan principal...................................       --         --       (221)
Issuance of common stock....................................   (3,504)    (2,091)       204
Dividends paid to shareholders..............................   (2,799)        --         --
Consolidated affiliated partnerships:
  Increase (decrease) in partner contributions received in
     advance................................................       --     (1,150)     1,150
  Partner subscriptions.....................................    2,270     10,065     24,609
  Partner redemptions.......................................       --    (13,024)   (35,750)
                                                              -------   --------   --------
Net cash (used in) financing activities.....................   (4,033)    (6,200)   (10,008)
                                                              -------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (1,365)   (20,764)     9,467
Cash and cash equivalents at the beginning of the year......    4,947     25,711     16,244
                                                              -------   --------   --------
Cash and cash equivalents at the end of the year............  $ 3,582   $  4,947   $ 25,711
                                                              =======   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $   118   $      1   $      8
                                                              =======   ========   ========
Cash paid for taxes.........................................  $   961   $  4,251   $  4,286
                                                              =======   ========   ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                        COMMON     ADDITIONAL      RETAINED     UNEARNED
                                        STOCK    PAID-IN CAPITAL   EARNINGS   COMPENSATION    TOTAL
                                        ------   ---------------   --------   ------------   --------
BALANCE AT DECEMBER 31, 2001..........  $6,601       $64,002       $32,881      $    --      $103,484
Issuance of common stock..............     41            343            --           --           384
Tax benefit related to employee
  compensation plans..................     --            317            --           --           317
Net (loss)............................     --             --        (2,447)          --        (2,447)
                                        ------       -------       -------      -------      --------
BALANCE AT DECEMBER 31, 2002..........  6,642         64,662        30,434           --       101,738
Issuance of common stock..............    184         (2,066)           --           --        (1,882)
Tax benefit related to employee
  compensation plans..................     --            633            --           --           633
Net (loss)............................     --             --        (8,380)          --        (8,380)
                                        ------       -------       -------      -------      --------
BALANCE AT DECEMBER 31, 2003..........  6,826         63,229        22,054           --        92,109
Grants of restricted stock............     65          1,620            --       (1,031)          654
Issuance of common stock..............    384         (1,167)           --           --          (783)
Tax benefit related to employee
  compensation plans..................     --          4,432            --           --         4,432
Dividend, net of compensation
  expense(1)..........................     --             --        (2,781)          --        (2,781)
Net (loss)............................     --             --        (1,765)          --        (1,765)
                                        ------       -------       -------      -------      --------
BALANCE AT DECEMBER 31, 2004..........  $7,275       $68,114       $17,508      $(1,031)     $ 91,866
                                        ======       =======       =======      =======      ========

---------------

(1) compensation expense incurred relating to dividend of $18.
                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

     BKF Capital Group, Inc. (the "Company") operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as "Levco." The Company trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol ("BKF").

     The Consolidated Financial Statements of Levco include its wholly-owned subsidiaries LEVCO Europe Holdings, Ltd. ("LEVCO Holdings") and its wholly-owned subsidiary, LEVCO Europe, LLP ("LEVCO Europe"), John A. Levin & Co., Inc., ("JALCO"), JALCO's two wholly-owned subsidiaries, Levco GP Inc. ("Levco GP") and LEVCO Securities, Inc. ("LEVCO Securities") and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. One investment partnership was consolidated at December 31, 2004 and two were consolidated at December 31, 2003. In addition, the operations of two investment partnerships (one de-consolidated on July 1, 2004 due to a decrease in ownership interest and one launched on October 1,
2004) were included in the statements of operation and cash flows for the applicable periods during the year ended December 31, 2004. The operations of three investment partnerships (two terminated in March, 2003 and one de-consolidated October 1, 2003 due to a decrease in ownership interest) were included in the statements of operations and cash flows for the applicable periods during the year ended December 31, 2003. All intercompany transactions have been eliminated in consolidation.

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

CONSOLIDATION ACCOUNTING POLICIES

     Operating Companies. Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements," to variable interest entities ("VIE") , ("FIN 46"), which was issued in January 2003 and revised in December 2003 ("FIN 46R"), defines the criteria necessary to be considered an operating company (i.e., voting interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries, ("SFAS 94") should be applied. As required by SFAS 94, the Company consolidates operating companies in which BKF has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46R defines operating companies as businesses that have a sufficient legal equity to absorb the entities' expected losses and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which the Company is able to exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of an operating entity. The Company has determined that is does not have any VIE. Entities consolidated are based on equity ownership of the entity by the Company and its affiliates.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

CASH, CASH EQUIVALENTS AND UNITED STATES TREASURY BILLS

     The Company treats all United States Treasury Bills with maturities at acquisition of three months or less as cash equivalents. The U.S. Treasury bills are valued at cost plus accrued interest, which approximates market value. Investments in money market funds are valued at net asset value. The Company maintained substantially all of its cash, cash equivalents and U.S. Treasury bills invested in interest bearing instruments at two nationally recognized financial institutions, which at times may exceed federally insured limits. As a result the Company is exposed to market and credit risk.

INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     Levco GP serves as the managing general partner for several affiliated investment partnerships ("AIP"), which primarily engage in the trading of publicly traded equity securities, and in the case of one partnership, distressed corporate debt. The assets and liabilities and results of operations of the AIP are not included in the Company's consolidated statements of financial condition with the exception of Levco GP's equity ownership and certain AIP whereby Levco GP is deemed to have a controlling interest in the partnership (see Note 4). The limited partners of the AIP have the right to redeem their partnership interests at least quarterly. Additionally, the unaffiliated limited partners of the AIP may terminate Levco GP as the general partner of the AIP at any time. Levco GP does not maintain control over the unconsolidated AIP, has not guaranteed

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES any of the AIP obligations, nor does it have any contractual commitments associated with them. Investments in the unconsolidated AIP held through Levco GP, are recorded based upon the equity method of accounting. Levco GP's investment amount in the unconsolidated AIP equals the sum total of its capital accounts, including incentive allocations, in the AIP. Each AIP values its underlying investments in accordance with policies as described in its audited financial statements and underlying offering memoranda. It is the Company's general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. Levco GP has general partner liability with respect to its interest in each of the AIP and has no investments in the AIP other than its interest in these partnerships. See Note 8 -- Related Party Transactions.

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

LONG-LIVED ASSETS

     Long-lived assets are accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires impairment losses to be recognized on long-lived assets used in operations when an indication of an impairment exists. If the expected future undiscounted cash flows are less than the carrying amount of the assets, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

FIXED ASSETS

     Furniture, fixtures, office and computer equipment and leasehold improvements are carried at cost, net of accumulated depreciation and amortization. Depreciation of furniture, fixtures, office and computer equipment is provided over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the economic life or the term of the lease. Internal use software that qualifies for capitalization under AICPA Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," is capitalized and subsequently amortized over the estimated useful life of the software, generally three years.

INTANGIBLE ASSETS

     The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

     The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2004         2003         2002
                                                           ----------   ----------   ----------
Net (loss)...............................................  $   (1,765)  $   (8,380)  $   (2,447)
Basic weighted-average shares outstanding................   6,949,031    6,673,371    6,624,313
Dilutive potential shares from stock options (See Note
  13)....................................................          --           --           --
                                                           ----------   ----------   ----------
Diluted weighted-average shares outstanding..............   6,949,031    6,673,371    6,624,313
                                                           ==========   ==========   ==========
Basic and diluted (loss) per share:
Net (loss)...............................................  $    (0.25)  $    (1.26)  $    (0.37)
                                                           ==========   ==========   ==========

     In calculating diluted (loss) per share for the years ended December 31, 2004, 2003 and 2002, 1,280,861, 1,937,636 and 1,936,543 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") established financial accounting and reporting standards for equity-based and non-employee compensation. SFAS 123 permits companies to account for equity-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," or using the fair-value method under SFAS 123. The company has adopted APB 25 and its related interpretations to account for equity-based employee compensation. Accordingly, no compensation expense was recognized for stock option awards because the exercise price equaled or exceeded the market value on the Company's common stock on the grant date. Compensation expense for restricted stock units ("RSU") or restricted stock with future service requirements is recognized over the relevant service periods. In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation. The Company has elected to apply the disclosure provisions of SFAS No. 123. See Recent Accounting Developments below for a discussion of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which the FASB issued in December 2004.

     The following table illustrates the effect on net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

                                                               2004      2003      2002
                                                              -------   -------   -------
Net (loss), as reported.....................................  $(1,765)  $(8,380)  $(2,447)
Add: Stock-based employee compensation expense included in
  reported net loss, net of related tax effects.............    4,873     4,611     1,036
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for all
  awards, net of related tax effects........................   (4,873)   (4,674)   (1,886)
                                                              -------   -------   -------
Pro forma net (loss)........................................  $(1,765)  $(8,443)  $(3,297)
                                                              =======   =======   =======
(Loss) per share:
  Basic and diluted -- as reported..........................  $ (0.25)  $ (1.26)  $ (0.37)
                                                              =======   =======   =======
  Basic and diluted -- pro forma............................  $ (0.25)  $ (1.27)  $ (0.50)
                                                              =======   =======   =======

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2001:

                                                       2001
                                                      -------
Expected dividend yield.............................     0.00%
Expected volatility.................................    26.64%
Risk-free interest..................................     4.64%
Expected term.......................................  7 years
Fair value..........................................  $ 11.30

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

RECENT ACCOUNTING DEVELOPMENTS

     In December 2004, the FASB issued SFAS 123R. SFAS 123R must be adopted as of the beginning of the first interim reporting period that begins after June 15, 2005. SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of equity awards to employees. Expense is to be recognized over the period during which employees are required to provide service. All of the Company's remaining stock options are fully vested as of December 31, 2004. Therefore, the Company does not expect the adoption of SFAS 123R to a material effect on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets -- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB No. 29. "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company for the year ended December 31, 2006. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

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

3.  INVESTMENT ADVISORY FEES RECEIVABLE

     Included in investment advisory fees receivable are approximately $768,000 and $680,000 of accrued incentive fees as of December 31, 2004 and 2003, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.  CONSOLIDATION OF CAP

     In January 2003, the FASB issued FIN 46, which addresses the application of ARB 51. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity ("variable interests"). FIN 46 generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that is the primary beneficiary.

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

     In December 2003, FIN 46R was issued which defines the criteria necessary to be considered an operating company (i.e., voting interest entity) for which the consolidation accounting guidance of SFAS 94 should be applied. As required by SFAS 94, the Company consolidates AIP in which the Company has a controlling financial interest. The consolidation of these partnerships does not impact the Company's equity or net income. Levco GP has general partner liability with respect to its interest in each of the CAP.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The following tables present the consolidation of the CAP with BKF as of December 31, 2004 and December 31, 2003. The consolidating statements of financial condition have been included to assist investors in understanding the components of financial condition and operations of BKF and the CAP. A significant portion of the results of operations have been separately identified in the consolidated statements of operations (dollar amounts in thousands):

                                                                   DECEMBER 31, 2004
                                                    -----------------------------------------------
                                                      BKF       CAP     ELIMINATIONS   CONSOLIDATED
                                                    --------   ------   ------------   ------------
ASSETS
Cash and cash equivalents.........................  $  3,582   $   --     $    --        $  3,582
U.S. Treasury bills...............................    40,466       --          --          40,466
Investment advisory and incentive fees
  receivable......................................    40,009       --          --          40,009
Investments in securities, at value (cost
  $5,426).........................................     5,788       --          --           5,788
Investments in affiliated partnerships............    21,052       --      (3,690)         17,362
Prepaid expenses and other assets.................     7,045        4          --           7,049
Fixed assets (net of accumulated depreciation of
  $6,756).........................................     6,812       --          --           6,812
Deferred tax asset................................     8,391       --          --           8,391
Goodwill (net of accumulated amortization of
  $8,566).........................................    14,796       --          --          14,796
Investment advisory contracts (net of accumulated
  amortization of $59,576)........................    10,513       --          --          10,513
Consolidated affiliated partnerships:
  Due from broker.................................        --      952          --             952
  Investments in securities, at value (cost
     $5,877)......................................        --    6,517          --           6,517
                                                    --------   ------     -------        --------
     Total assets.................................  $158,454   $7,473     $(3,690)       $162,237
                                                    ========   ======     =======        ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'
  EQUITY
Accrued expenses..................................  $  4,286   $    6     $    --        $  4,292
Accrued bonuses...................................    42,686       --          --          42,686
Accrued incentive compensation....................    15,773       --          --          15,773
Accrued lease amendment expense...................     3,843       --          --           3,843
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of
     $1,065)......................................        --    1,299          --           1,299
                                                    --------   ------     -------        --------
     Total liabilities............................    66,588    1,305          --          67,893
                                                    --------   ------     -------        --------
Minority interest in CAP..........................        --       --       2,478           2,478
                                                    --------   ------     -------        --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized --
  15,000,000 shares, issued and
  outstanding -- 7,274,779........................     7,275       --          --           7,275
Additional paid-in capital........................    68,114       --          --          68,114
Retained earnings.................................    17,508       --          --          17,508
Unearned compensation -- restricted stock.........    (1,031)      --          --          (1,031)
Capital from consolidated affiliated
  partnerships....................................        --    6,168      (6,168)             --
                                                    --------   ------     -------        --------
     Total stockholders' equity...................    91,866    6,168      (6,168)         91,866
                                                    --------   ------     -------        --------
Total liabilities, minority interest and
  stockholders' equity............................  $158,454   $7,473     $(3,690)       $162,237
                                                    ========   ======     =======        ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                                                  DECEMBER 31, 2003
                                                   ------------------------------------------------
                                                     BKF        CAP     ELIMINATIONS   CONSOLIDATED
                                                   --------   -------   ------------   ------------
ASSETS
Cash and cash equivalents........................  $  4,930   $    17     $     --       $  4,947
U.S. Treasury bills..............................    32,495        --           --         32,495
Investment advisory and incentive fees
  receivable.....................................    37,856        --          (12)        37,844
Investments in securities, at value (cost
  $4,317)........................................     4,379        --           --          4,379
Investments in affiliated partnerships...........    18,965        --       (1,923)        17,042
Prepaid expenses and other assets................     3,856        34           --          3,890
Fixed assets (net of accumulated depreciation of
  $4,881)........................................     6,741        --           --          6,741
Deferred tax asset...............................     8,666        --           --          8,666
Goodwill (net of accumulated amortization of
  $8,566)........................................    14,796        --           --         14,796
Investment advisory contracts (net of accumulated
  amortization of $52,567).......................    17,522        --           --         17,522
Consolidated affiliated partnerships:
  Due from broker................................        --     4,248           --          4,248
  Investments in securities, at value (cost
     $3,692).....................................        --     3,927           --          3,927
  Investments in unaffiliated partnerships.......        --     3,778           --          3,778
                                                   --------   -------     --------       --------
     Total assets................................  $150,206   $12,004     $ (1,935)      $160,275
                                                   ========   =======     ========       ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'
  EQUITY
Accrued expenses.................................  $  3,545   $    29     $    (12)      $  3,562
Accrued bonuses..................................    39,728        --           --         39,728
Accrued incentive compensation...................    10,289        --           --         10,289
Accrued lease amendment expense..................     4,535        --           --          4,535
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of
     $1,106).....................................        --     1,117           --          1,117
                                                   --------   -------     --------       --------
     Total liabilities...........................    58,097     1,146          (12)        59,231
                                                   --------   -------     --------       --------
Minority interest in CAP.........................        --        --        8,935          8,935
                                                   --------   -------     --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized --
  15,000,000 shares, issued and
  outstanding -- 6,826,247.......................     6,826        --           --          6,826
Additional paid-in capital.......................    63,229        --           --         63,229
Retained earnings................................    22,054        --           --         22,054
Capital from consolidated affiliated
  partnerships...................................        --    10,858      (10,858)            --
                                                   --------   -------     --------       --------
     Total stockholders' equity..................    92,109    10,858      (10,858)        92,109
                                                   --------   -------     --------       --------
Total liabilities, minority interest and
  stockholders' equity...........................  $150,206   $12,004     $ (1,935)      $160,275
                                                   ========   =======     ========       ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

5.  FIXED ASSETS

     Fixed assets consist of the following (dollar amounts in thousands):

                                                ESTIMATED         DECEMBER 31,
                                                  USEFUL        -----------------
                                             LIFE -- IN YEARS    2004      2003
                                             ----------------   -------   -------
Furniture and fixtures.....................        7            $ 2,333   $ 2,025
Computer hardware, software and other......       3-5             6,595     5,745
Leasehold improvements.....................  Life of lease        4,640     3,852
                                                                -------   -------
                                                                 13,568    11,622
Less accumulated depreciation and
  amortization.............................                       6,756     4,881
                                                                -------   -------
Fixed assets, net..........................                     $ 6,812   $ 6,741
                                                                =======   =======

     Depreciation and amortization expense was approximately $2.2 million, $1.6 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

6.  INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The future expected amortization expense of intangible assets (investment contracts) is as follows:

2005................................................  $7,009
2006................................................   3,504

7.  SIGNIFICANT CUSTOMERS

     The Company recorded revenue from one of its broker consults programs of approximately $7.5 million, $8.2 million and $13.6 million, or 6%, 8% and 16% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company recorded revenue from two affiliated investment vehicles, one utilizing the event driven strategy of $39.4 million, $31.5 million, and $19.1 million, or 32%, 31% and 22% and one operating under a long-short strategy of $12.1 million, $5.2 million and $8,000 or 10%, 5% and 0% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

8.  RELATED PARTY TRANSACTIONS

INVESTMENT ADVISORY FEES FROM RELATED PARTIES

     The Company earned investment advisory fees from accounts for which four current members of the Company's Board of Directors (of which one is an officer of the Company) have controlling discretion. The amounts earned from these accounts were $2.2 million, $1.8 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003 approximately $557,000 and $522,000, respectively, were included in investment advisory and incentive fee receivable relating to these accounts.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

     Summary financial information, including the Company's carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2004         2003
                                                              ---------   ----------
Total AIP assets............................................  $ 837,800   $1,023,156
Total AIP liabilities.......................................   (223,674)    (322,931)
Total AIP capital balance...................................    614,126      700,225
AIP net earnings............................................     19,831       23,832
Company's carrying value (including incentive
  allocations)..............................................     17,362       17,042
Company's income on invested capital (excluding accrued
  incentive allocations)....................................        624        1,198

     Included in the carrying value of investments in AIP at December 31, 2004 and 2003 are incentive allocations approximating $6.5 million and $8.9 million, respectively.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $5.2 million and $6.4 million payable directly to employee owned and controlled entities ("Employee Entities") for the years ended December 31, 2004 and 2003, respectively. These amounts are included in the Company's carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $5.2 million and $6.4 million for the years ended December 31, 2004 and 2003, respectively. These amounts are included in the Consolidated Statement of Operations.

     The Company earned investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $75.3 million, $56.6 million and $38.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Included in investment advisory and incentive fees receivable at December 31, 2004 and 2003 are $4.0 million and $4.3 million, respectively, of advisory fees from AIP and sponsored investment offshore vehicles. Also included in investment advisory and incentive fees receivable are $26.7 million and $25.2 million of incentive fees from sponsored offshore investment vehicles at December 31, 2004 and 2003, respectively.

COMMISSION REVENUES

     Commission revenues earned on securities transactions reflected on the Consolidated Statements of Operations have been generated by transactions introduced to a clearing broker by LEVCO Securities, which acts as a broker for certain investment advisory accounts of the Company. Commission revenues have been presented net of the related clearing expenses.

9.  STOCKHOLDERS' EQUITY

     The Company adopted a Share Purchase Rights Plan on May 29, 2001 (the "Rights Plan"). The Rights Plan was implemented by declaring a dividend, distributable to stockholders of record on June 18, 2001. With certain exceptions, the rights become exercisable if a person or group acquires 10% or more of the Company's outstanding common stock. Such an acquisition causes each right to be adjusted to permit the holder (other than such person or any member of such group) to buy a number of additional shares of common stock of the Company having a market value of twice the exercise price of the rights. In addition, if the Company is

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES involved in a merger or other business combination at any time after a person or group has acquired 10% or more of the Company's shares, the Rights will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right. Rights held by the acquiring person or group become void. The Company may also redeem the rights for $.01 per right or may exchange each right for one share of common stock, subject to restrictions set forth in the Rights Plan. The rights expire on June 17, 2011.

10.  COMMITMENT AND CONTRACTUAL OBLIGATIONS

COMMITMENT

     The Company has office space obligations that require monthly payments plus escalations through September 2011. At December 31, 2004, the minimum annual rental commitments under the operating lease are as follows (dollar amounts in thousands):

2005..............................................   $ 3,002
2006..............................................     3,019
2007..............................................     3,085
2008..............................................     3,688
2009..............................................     3,690
Thereafter........................................     6,453
                                                     -------
Total minimum payments required...................   $22,937
                                                     =======

     Rent expense net of subrental income was $3.2 million, $4.1 million, and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Subrental income was $92,000 (of which $21,000 was received from an entity controlled by an independent Director of the Company), $162,000 (of which $136,000 was received from an entity controlled by an independent Director of the Company) and $49,000 for the years ended December 31, 2004, 2003, and 2002 respectively.

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

     See Note 16, Subsequent Events for additional lease commitments.

CONTRACTUAL OBLIGATIONS

     In the ordinary course of business, the Company enters into contracts with third parties pursuant to which BKF or the third party provides services to the other. In many of the contracts, the Company agrees to indemnify the third party under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.

11.  NET CAPITAL REQUIREMENT

     LEVCO Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 ("Rule"), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2004 and 2003, LEVCO Securities was in compliance with this Rule.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

12.  EMPLOYEE BENEFIT PLANS

     Levco has adopted a Section 401(k) plan. All employees with three months or more of service are eligible to participate in the plan. Eligible participants may contribute up to 15% of their earnings, subject to statutory limitations. Levco may match contributions by employees who have a minimum of six months service, up to 100%, subject to statutory limitations. Included in employee compensation and benefits was $563,000, $471,000 and $808,000 of the employee match contributions for the years ended December 31, 2004, 2003 and 2002, respectively.

13.  STOCK-BASED COMPENSATION PLANS

     In December 1998, the shareholders of BKF approved an Incentive Compensation Plan ("Compensation Plan"), which was amended in May 2001 that allows the Company to pay officers and employees part of their compensation in RSU, restricted stock and other forms of equity-based compensation, including stock options. At December 31, 2004, the awards authorized and available for future grants under the Compensation Plan were 2,600,000 and 549,212, respectively. All awards are issued at the discretion of BKF's Compensation Committee.

A. RESTRICTED STOCK UNITS

     RSU activity for the years ended December 31, 2002, 2003 and 2004 is summarized below:

                                                               RSU
                                                            ---------
Outstanding at:
December 31, 2001........................................     710,714
  Granted................................................     651,980
  Delivered..............................................     (13,813)
  Forfeited..............................................      (2,334)
                                                            ---------
December 31, 2002........................................   1,346,547
  Granted................................................     527,190
  Granted -- option tender...............................     111,105
  Delivered..............................................    (262,652)
  Forfeited..............................................      (2,833)
                                                            ---------
December 31, 2003........................................   1,719,357
  Delivered..............................................    (367,398)
  Forfeited..............................................     (94,494)
                                                            ---------
December 31, 2004........................................   1,257,465
                                                            =========

     On December 11, 2002 the Company commenced a tender offer to exchange 333,308 outstanding options for RSU, on a three for one exchange basis. As of January 10, 2003 the tender offer was complete, with a total of 111,105 RSU (of which 333 were forfeited in 2003) being granted in exchange for the options tendered. The RSU vested in two annual installments with fifty percent (50%) vesting on December 31, 2003 and fifty percent (50%) vesting on December 31, 2004. The Company recognized $2.0 million of compensation expense related to the RSU over the two-year vesting period.

     Employee compensation expense related to the RSU for the years ended December 31, 2004, 2003 and 2002 was approximately $8.3 million, $8.1 million and $1.9 million, respectively. See Note 14 -- Non-Cash Transactions.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The expected future compensation expense related to RSU is as follows (dollar amounts in thousands):

2005........................................................  $4,204
2006........................................................     140
                                                              ------
Total.......................................................  $4,344
                                                              ======

B. RESTRICTED STOCK

     Restricted stock activity for the year ended December 31, 2004 is as follows:

                                                             RESTRICTED
                                                               STOCK
                                                             ----------
Outstanding at:
December 31, 2003.........................................         --
  Granted -- Employees....................................     56,105
  Granted -- Directors....................................      9,600
  Forfeited...............................................       (437)
                                                               ------
December 31, 2004.........................................     65,268
                                                               ======

     The restriction on the remaining shares (55,668, net of forfeitures) will be lifted in March 2007 and are subject to forfeiture through such date. Employee compensation expense related to restricted stock for the year ended December 31, 2004 was approximately $380,000.

     The restriction on 9,600 shares of restricted stock was lifted in January 2005. In connection therewith, the Company recorded approximately $274,000 of directors' fees expense for the year ended December 31, 2004.

     The expected future compensation expense related to restricted stock is as follows (dollar amounts in thousands):

2005................................................  $  470
2006................................................     470
2007................................................      91
                                                      ------
Total...............................................  $1,031
                                                      ======

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

C. NON-QUALIFIED STOCK OPTIONS

     Stock option activity for the years ended December 31, 2002, 2003 and 2004 is summarized below:

                                                 SHARES
                                                 UNDER       WEIGHTED-AVG.
                                                 OPTION      EXERCISE PRICE
                                              ------------   --------------
Outstanding at:
December 31, 2001...........................     632,971         $21.40
  Exercised.................................     (40,975)         13.03
  Forfeited.................................      (2,000)         28.27
                                                --------         ------
December 31, 2002...........................     589,996         $21.95
  Exercised.................................     (38,409)         13.03
  Forfeited -- tender offer.................    (333,308)         28.27
                                                --------         ------
December 31, 2003...........................     218,279         $13.88
  Exercised.................................    (194,883)         13.74
                                                --------         ------
December 31, 2004...........................      23,396         $15.01
                                                ========         ======

     Stock options outstanding and exercisable at December 31, 2004 are as follows:

                              WEIGHTED-AVG.
SHARES                          REMAINING
UNDER      WEIGHTED-AVG.       CONTRACTUAL
OPTION     EXERCISE PRICE         LIFE
------     --------------     -------------
 7,134         $13.03             5.06
16,262          15.88             5.50
------         ------             ----
23,396         $15.01             5.19
======         ======             ====

D. DEFERRED COMPENSATION PLAN

     On April 18, 2000, the Company adopted a Long Term Deferred Compensation Plan to provide a competitive long-term incentive for key officers, employees and non-employee directors. RSU vesting in a given year are eligible to be deferred into this plan. All incentive compensation relating to these RSU has already been recorded. As of December 31, 2004, 326,952 of vested RSU were deferred pursuant to the plan until:

January 2005...............................................   71,413
November 2005..............................................   65,048
December 2005..............................................   43,952
January 2006...............................................  131,139
December 2010..............................................   15,400
                                                             -------
Total......................................................  326,952
                                                             =======

     These amounts are included in the total RSU in Note 13A above.

14.  NON-CASH TRANSACTIONS

     In 2002, the Company withheld 5,298 shares of common stock in connection with the delivery of 13,813 RSU for required withholding taxes.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     During 2002, the Company used $170,000 of the 2001 RSU grant to non-employee directors to reduce payments for Board of Directors and Committee meetings. In addition, 651,980 RSU (of which 58,167 were forfeited as of December 31, 2004) were granted to employees.

     In 2003, the Company withheld 109,435 shares of common stock for required withholding taxes in connection with the delivery of 262,652 RSU.

     During 2003, the Company granted 11,625 RSU to non-employee directors of the Company with a value of $210,000 to reduce cash payments for Board of Directors and Committee meetings. In addition, 626,670 RSU (of which 38,160 were forfeited as of December 31, 2004) were granted to employees.

     In 2004, the Company withheld 140,626 shares of common stock for required withholding taxes in connection with the delivery of 367,398 RSU.

     During 2004, the Company granted 9,600 shares of restricted stock to non-employee directors of the Company with a value of $274,000 to reduce cash payments for Board of Directors. In addition, 56,105 shares of restricted stock (of which 437 were forfeited as of December 31, 2004) were granted to several employees and certain executive officers of the Company, who are subject to performance based criteria with regard to their 2003 compensation.

15.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following (dollar amounts in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2004     2003      2002
                                                              ------   -------   ------
Current:
  Federal...................................................  $1,433   $ 1,680   $3,081
  State and local...........................................     328       217    1,404
                                                              ------   -------   ------
Total current...............................................   1,761     1,897    4,485
                                                              ------   -------   ------
Deferred:
  Federal...................................................   1,276    (2,207)    (446)
  State and local...........................................   1,041      (766)    (347)
                                                              ------   -------   ------
Total deferred..............................................   2,317    (2,973)    (793)
                                                              ------   -------   ------
Total provision (benefit)...................................  $4,078   $(1,076)  $3,692
                                                              ======   =======   ======

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Deferred tax assets:
  Compensation..............................................  $ 8,352   $ 8,031
  Depreciation..............................................      353       128
  Lease reserve.............................................    1,732     2,164
  Revenue...................................................       83        --
                                                              -------   -------
Gross deferred tax asset....................................   10,520    10,323
                                                              -------   -------
Deferred tax liabilities:
  Deferred state income taxes...............................   (2,035)   (1,375)
  Deferred revenues.........................................       --      (237)
  Unrealized gains on investments...........................      (94)      (45)
                                                              -------   -------
Gross deferred tax liability................................   (2,129)   (1,657)
                                                              -------   -------
Net deferred tax asset......................................  $ 8,391   $ 8,666
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

     A reconciliation of income tax expense (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2004     2003      2002
                                                              ------   -------   ------
Expected income tax expense (benefit).......................  $  810   $(3,310)  $  436
Increase in income resulting from:
  State and local taxes, net................................     890        --      687
  Non-deductible amortization...............................   2,453     2,453    2,453
  Officer's life insurance..................................     105       129      128
  Other.....................................................      21         9       --
Decrease in income tax resulting from:
  State and local taxes, net................................      --      (357)      --
  Dividend on employee equity awards........................    (201)       --       --
  Other.....................................................      --        --      (12)
                                                              ------   -------   ------
Income tax expense (benefit)................................  $4,078   $(1,076)  $3,692
                                                              ======   =======   ======

     An income tax benefit of approximately $4.4 million and $633,000 relating to the Compensation Plan was allocated to additional paid-in capital in 2004 and 2003, respectively.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

16.  SUBSEQUENT EVENTS

    a. In January 2005, the Board of Directors approved a dividend of $0.125 per share payable to shareholders on February 15, 2005 totaling $1.05 million.

    b. In March 2005, certain executive officers of the Company, who are subject to performance based criteria with regard to their 2004 compensation, and several employees were granted 75,344 shares of restricted stock with a value of approximately $3.2 million.

    c. In February 2005, the Company signed a lease for office space in London, England. The Company has obligations that require monthly payments plus escalations through December 2012 (with the option to terminate the lease by December 2007). The minimum annual rental commitments under the operating lease are as follows (dollar amounts in thousands):

2005 (starting in May)......................................  $ 82
2006........................................................   131
2007........................................................   131
2008........................................................   131
2009........................................................   131
Thereafter..................................................   391
                                                              ----
Total minimum payments required.............................  $997
                                                              ====

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the selected quarterly financial data (dollar amounts in thousands, except per share data):

2004                                   Q1           Q2           Q3           Q4         TOTAL
----                               ----------   ----------   ----------   ----------   ----------
Revenues.........................  $   29,847   $   24,619   $   27,844   $   41,177   $  123,487
Operating income (loss)..........  $     (214)  $   (1,456)  $      415   $    4,317   $    3,062
Net income (loss)................  $   (1,058)  $   (1,699)  $     (737)  $    1,729   $   (1,765)
Earnings (loss) per share:
  Basic..........................  $    (0.15)  $    (0.25)  $    (0.11)  $     0.24   $    (0.25)
  Diluted........................  $    (0.15)  $    (0.25)  $    (0.11)  $     0.23   $    (0.25)
Weighted average shares
  outstanding basic..............   6,854,289    6,908,415    6,922,763    7,109,185    6,949,031
                                   ==========   ==========   ==========   ==========   ==========
Weighted average shares
  outstanding diluted............   6,854,289    6,908,415    6,922,763    7,459,346    6,949,031
                                   ==========   ==========   ==========   ==========   ==========
Common stock price per share:
  High...........................  $    27.00   $    29.90   $    29.40   $    38.00
  Low............................  $    24.72   $    26.40   $    26.01   $    29.80
  Close..........................  $    25.80   $    29.05   $    29.30   $    37.90

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

2003                                   Q1           Q2           Q3           Q4         TOTAL
----                               ----------   ----------   ----------   ----------   ----------
Revenues.........................  $   21,206   $   25,107   $   26,924   $   29,501   $  102,738
Operating income (loss)..........  $   (1,195)  $      108   $   (5,999)  $     (660)  $   (7,746)
Net (loss).......................  $   (1,289)  $   (1,074)  $   (4,283)  $   (1,734)  $   (8,380)
(Loss) per share:
  Basic and diluted..............  $    (0.19)  $    (0.16)  $    (0.64)  $    (0.26)  $    (1.26)
Weighted average shares
  outstanding basic and
  diluted........................   6,643,918    6,646,055    6,655,734    6,673,371    6,673,371
                                   ==========   ==========   ==========   ==========   ==========
Common stock price per share:
  High...........................  $    18.45   $    22.28   $    24.50   $    25.15
  Low............................  $    16.24   $    15.65   $    20.15   $    21.75
  Close..........................  $    16.25   $    21.83   $    24.15   $    24.68