Form 10-Q
period 2005-03-31
BKF CAPITAL GROUP INC
filed 2005-05-10
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of April 29, 2005, 7,665,748 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31,	December 31,
	2005	2004

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$6,670	$3,582
U.S. Treasury bills	34,262	40,466
Investment advisory and incentive fees receivable	21,961	40,009
Investments in securities, at value (cost $6,513 and $5,426, respectively)	6,712	5,788
Investments in affiliated partnerships	10,830	17,362
Prepaid expenses and other assets	9,180	7,049
Fixed assets (net of accumulated depreciation of $6,413 and $6,756, respectively)	6,364	6,812
Deferred tax asset	6,429	8,391
Goodwill (net of accumulated amortization of $8,566)	14,796	14,796
Investment advisory contracts (net of accumulated amortization of $61,328 and $59,576, respectively)	8,761	10,513
Consolidated affiliated partnerships:
Due from broker	1,425	952
Investments in securities, at value (cost $7,011 and $5,877, respectively)	7,540	6,517

Total assets	$134,930	$162,237

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$3,236	$4,292
Accrued bonuses	17,228	42,686
Accrued incentive compensation	12,172	15,773
Accrued lease amendment expense	3,737	3,843
Dividend Payable	1,063	—
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $1,280 and $1,065, respectively)	1,524	1,299

Total liabilities	38,960	67,893

Minority interest in consolidated affiliated partnerships	3,582	2,478

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,527,103 and 7,274,779 shares, respectively	7,527	7,275
Additional paid-in capital	73,918	68,114
Retained earnings	15,244	17,508
Unearned compensation — restricted stock	(4,301)	(1,031)

Total stockholders’ equity	92,388	91,866

Total liabilities, minority interest and stockholders’ equity	$134,930	$162,237

See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenues:
Investment advisory fees	$20,200	$18,586
Incentive fees and allocations	11,818	10,091
Commission income (net) and other	194	478
Net realized and unrealized gain on investments	122	209
Interest income	200	78
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	326	392
Interest and dividend income	25	13

Total revenues	32,885	29,847

Expenses:
Employee compensation and benefits	23,891	21,089
Employee compensation relating to equity grants	1,312	2,164
Occupancy & equipment rental	1,588	1,356
Other operating expenses	3,196	3,629
Amortization of intangibles	1,752	1,752
Interest expense	20	61
Other operating expenses from consolidated affiliated partnerships	22	10

Total expenses	31,781	30,061

Operating income (loss)	1,104	(214)
Minority interest in consolidated affiliated partnerships	(160)	(378)

Income (loss) before taxes	944	(592)

Income tax expense	1,095	466

Net (loss)	$(151)	$(1,058)

(Loss) per share:
Basic and Diluted	$(0.02)	$(0.15)

Weighted average shares outstanding
Basic and Diluted	7,444,477	6,854,289

See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities
Net (loss)	$(151)	$(1,058)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	2,284	2,228
Expense for vesting of restricted stock and stock units	1,404	2,164
Tax benefit related to employee compensation plans	1,968	113
Change in deferred tax asset	1,962	(726)
Unrealized (gain) loss on investments in securities	(163)	97
Changes in operating assets and liabilities:
(Increase) decrease in U.S. treasury bills	6,204	(5,967)
Decrease in investment advisory and incentive fees receivable	18,048	16,926
(Increase) decrease in prepaid expenses and other assets	(2,131)	545
Decrease in investments in affiliated investment partnerships	6,532	9,875
(Increase) in investments in securities	(761)	(1,231)
(Decrease) in accrued expenses	(1,056)	(481)
(Decrease) in accrued bonuses	(25,458)	(25,026)
(Decrease) in accrued lease amendment expense	(106)	(314)
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	160	378
Effect on cash of partnership previously consolidated	—	(22)
(Increase) in due from broker	(473)	(2,980)
(Increase) in securities	(1,023)	(926)
Increase in securities sold short	225	1,470

Net cash provided by (used in) operating activities	7,465	(4,935)

Cash flows from investing activities
Fixed asset additions	(86)	(477)

Net cash (used in) investing activities	(86)	(477)

Cash flows from financing activities
Issuance of common stock	(4,187)	54
Dividend paid to shareholders	(1,054)	—
Consolidated affiliated partnerships:
Increase (decrease) in partner contributions received in advance	—	1,000
Partner subscriptions	950	1,050

Net cash provided by (used in) financing activities	(4,291)	2,104

Net increase (decrease) in cash and cash equivalents	3,088	(3,308)
Cash and cash equivalents at the beginning of the year	3,582	4,947

Cash and cash equivalents at the end of the period	$6,670	$1,639

Supplemental disclosure of cash flow information
Cash paid for interest	$20	$61

Cash paid for taxes	$19	$23

See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2005
(Amounts in thousands)
(Unaudited)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	earnings	compensation	Total

Balance at December 31, 2004	$7,275	$68,114	$17,508	$(1,031)	$91,866
Grants of restricted stock	84	3,474	—	(3,270)	288
Issuance of common stock	168	362	—	—	530
Tax benefit related to employee compensation plans	—	1,968	—	—	1,968
Dividends, net of compensation expense(1)	—	—	(2,113)	—	(2,113)
Net (loss)	—	—	(151)	—	(151)

Balance at March 31, 2005	$7,527	$73,918	$15,244	$(4,301)	$92,388

(1)	compensation expense incurred relating to dividend of $4.
See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Organization
      The consolidated interim financial statements of BKF Capital Group, Inc. (“BKF” or the “Company”) and its subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results. BKF Capital Group, Inc. (the “Company”) operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as “Levco.” The Company trades on the New York Stock Exchange, Inc. (“NYSE”) under the symbol (“BKF”).
      The Consolidated Financial Statements of Levco include its wholly-owned subsidiaries LEVCO Europe Holdings, Ltd. (“LEVCO Holdings”) and its wholly-owned subsidiary, LEVCO Europe, LLP (“LEVCO Europe”), John A. Levin & Co., Inc., (“JALCO”), JALCO’s two wholly-owned subsidiaries, Levco GP Inc. (“Levco GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. One investment partnership was consolidated at March 31, 2005 and December 31, 2004. In addition, the operations of one investment partnership was included in the statements of operation and cash flows for each of the applicable periods. All intercompany transactions have been eliminated in consolidation.
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

Consolidation Accounting Policies
      Operating Companies. Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements,” to variable interest entities (“VIE”) , (“FIN 46”), which was issued in January 2003 and revised in December 2003 (“FIN 46R”), defines the criteria necessary to be considered an operating company (i.e., voting interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries, (“SFAS 94”) should be applied. As required by SFAS 94, the Company consolidates operating companies in which BKF has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46R defines operating companies as businesses that have a sufficient legal equity to absorb the entities’ expected losses and, in each case, for which

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which the Company is able to exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of an operating entity. The Company has determined that is does not have any VIE. Entities consolidated are based on equity ownership of the entity by the Company and its affiliates.

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

Revenue Recognition Policies for Consolidated Affiliated Partnerships (“CAP”)
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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Levco GP’s investment amount in the unconsolidated AIP equals the sum total of its capital accounts, including incentive allocations, in the AIP. Each AIP values its underlying investments in accordance with policies as described in its audited financial statements and underlying offering memoranda. It is the Company’s general practice to withdraw the incentive allocations earned from the AIP within three months after the year end. Levco GP has general partner liability with respect to its interest in each of the AIP and has no investments in the AIP other than its interest in these partnerships. See Note 5 — Related Transactions.

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

Long-Lived Assets
      Long-lived assets are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recognized on long-lived assets used in operations when an indication of an impairment exists. If the expected future undiscounted cash flows are less than the carrying amount of the assets, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended
	March 31,

	2005	2004

Net (loss)	$(151)	$(1,058)

Basic weighted-average shares outstanding	7,444,477	6,854,289
Dilutive potential shares from stock options	—	—

Diluted weighted-average shares outstanding	7,444,477	6,854,289

Basic and diluted (loss) per share:
Net (loss)	$(0.02)	$(0.15)

      In calculating diluted (loss) per share for the three months ended March 31, 2005 and 2004 common stock equivalents of 995,007 and 1,916,085, respectively, were excluded due to their anti-dilutive effect on the calculation.

Stock-Based Compensation
      SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) established financial accounting and reporting standards for equity-based and non-employee compensation. SFAS 123 permits companies to account for equity-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” or using the fair-value method under SFAS 123. The company has adopted APB 25 and its related interpretations to account for equity-based employee compensation. Accordingly, no compensation expense was recognized for stock option awards because the exercise price equaled or exceeded the market value on the Company’s common stock on the grant date. Compensation expense for restricted stock units (“RSU”) or restricted stock with future service requirements is recognized over the relevant service periods. In December 2002, the FASB Issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation. All stock options are fully vested for the applicable periods therefore, disclosure provisions for SFAS No. 123 are not applicable. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Securities and Exchange Commission (“SEC”) Interpretive Release 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment,” this statement is effective as of the beginning of the first interim or annual reporting period of the Company’s first

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal year beginning after June 15, 2005. In accordance with the SFAS 123R, as amended, the Company will adopt SFAS No. 123R effective January 1, 2006.
      All of the Company’s remaining stock options are fully vested as of March 31, 2005. Therefore, the Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s financial statements.

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
      Included in investment advisory fees receivable are approximately $10.7 million and $768,000 of accrued incentive fees as of March 31, 2005 and December 31, 2004, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

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
      The following table presents the consolidation of the CAP with BKF as of March 31, 2005. The consolidating statements of financial condition have been included to assist investors in understanding the components of financial condition and operations of BKF and the CAP. A significant portion of the results of operations have been separately identified in the consolidated statements of operations (dollar amounts in thousands):

	March 31, 2005

	BKF	CAP	Eliminations	Consolidated

Assets
Cash and cash equivalents	$6,670	$—	$—	$6,670
U.S. Treasury bills	34,262	—	—	34,262
Investment advisory and incentive fees receivable	21,963	—	(2)	21,961
Investments in securities, at value (cost $6,513)	6,712	—	—	6,712
Investments in affiliated partnerships	14,693	—	(3,863)	10,830
Prepaid expenses and other assets	9,166	14	—	9,180
Fixed assets (net of accumulated depreciation of $6,413)	6,364	—	—	6,364
Deferred tax asset	6,429	—	—	6,429
Goodwill (net of accumulated amortization of $8,566)	14,796	—	—	14,796
Investment advisory contracts (net of accumulated amortization of $61,328)	8,761	—	—	8,761
Consolidated affiliated partnerships:
Due from broker	—	1,425	—	1,425
Investments in securities, at value (cost $7,011)	—	7,540	—	7,540

Total assets	$129,816	$8,979	$(3,865)	$134,930

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$3,228	$10	$(2)	$3,236
Accrued bonuses	17,228	—	—	17,228
Accrued incentive compensation	12,172	—	—	12,172
Accrued lease amendment expense	3,737	—	—	3,737
Dividends payable	1,063	—	—	1,063
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $1,280)	—	1,524	—	1,524

Total liabilities	37,428	1,534	(2)	38,960

Minority interest in CAP	—	—	3,582	3,582

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,527,103	7,527	—	—	7,527
Additional paid-in capital	73,918	—	—	73,918
Retained earnings	15,244	—	—	15,244
Unearned compensation — restricted stock	(4,301)	—	—	(4,301)
Capital from consolidated affiliated partnerships	—	7,445	(7,445)	—

Total stockholders’ equity	92,388	7,445	(7,445)	92,388

Total liabilities, minority interest and stockholders’ equity	$129,816	$8,979	$(3,865)	$134,930

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments in Affiliated Investment Partnerships and Related Revenue
      Summary financial information, including the Company’s carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

March 31,
2005

Total AIP assets	$739,919
Total AIP liabilities	(245,381)
Total AIP capital balance	494,538
AIP net earnings	7,369
Company’s carrying value (including incentive allocations)	10,830
Company’s income on invested capital (excluding accrued incentive allocations)	158
      Included in the carrying value of investments in AIP at March 31, 2005 and December 31, 2004 are accrued incentive allocations approximating $1.2 million and $6.5 million, respectively.
      Included in the Company’s incentive fees and general partner incentive allocations are approximately $950,000 and $1.9 million payable directly to employee owned and controlled entities (“Employee Entities”) for the three months ended March 31, 2005 and 2004, respectively. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $950,000 and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. These amounts are included in the Consolidated Statement of Operations.
      The Company earned investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $19.2 million and $18.0 million for the three months ended March 31, 2005 and 2004, respectively.
      Included in investment advisory and incentive fees receivable at March 31, 2005 and December 31, 2004 are $3.9 million and $4.0 million, respectively, of advisory fees from AIP and sponsored investment offshore vehicles. Also included in investment advisory and incentive fees receivable are $7.2 million and $26.7 million of incentive fees from sponsored offshore investment vehicles at March 31,2005 and December 31, 2004, respectively.

6.	Contractual Obligations
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

7.	Non-Cash Transactions
First Quarter 2004:

•	Certain executive officers of the Company, who are subject to performance based criteria with regard to their 2003 compensation, and several employees were granted 56,105 shares of restricted stock with a value of approximately $1.4 million, which vest over a three-year period. The amount unearned as of March 31, 2004 is recorded as unearned compensation in the consolidated statement of financial condition.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company withheld 2,389 shares of common stock for required withholding taxes in connection with the delivery of 7,002 RSU.

•	The Company withheld 3,111 shares of common stock for required withholding taxes in connection with the exercised of 15, 049 stock options.
First Quarter 2005:

•	Certain executive officers of the Company, who are subject to performance based criteria with regard to their 2004 compensation, and several employees were granted 75,344 shares of restricted stock with a value of approximately $3.2 million, which vest over a three-year period. The amount unearned as of March 31, 2005 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 112,874 shares of common stock for required withholding taxes in connection with the delivery of 280,854 RSU.

•	5,000 unvested RSU were forfeited

•	The restriction on 9,600 shares of restricted stock was lifted and delivered.

•	9,000 shares of restricted stock were granted to non-employee Directors for 2005 Directors fees with a value of approximately $360,000.

8.	Income Taxes
      The Company’s provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate principally due to state and local taxes and non-deductible amortization. The Company has determined that the amortization expense on intangible assets is non-deductible since the purchase method of accounting has been applied retroactive to June 1996.
      Deferred tax assets arise from the future tax benefit on deferred and non-cash compensation, lease amendment loss, unrealized losses on investment, and depreciation. Deferred tax liabilities arise from deferred revenues, unrealized gains on investments, and state and local taxes.

9.	Dividends
      On March 23,2005, the Company declared a dividend of $0.125 per share payable on April 15, 2005.
      On April 5, 2005, the Company declared a special dividend of $0.925 per share payable on April 29, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      At March 31, 2005, assets under management at Levco were $13.1 billion, up slightly from $13.0 billion a year earlier. Following is a comparison of Levco’s assets under management as defined by product and client type:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2004	2004	2004	2004

Long-Only Accounts:
Institutional	$2,723	$2,964	$2,802	$2,692	$2,818
Sub-Advisory	2,744	2,641	2,362	2,491	2,440
Non-Institutional	1,671	1,713	1,651	1,667	1,683
Wrap	2,225	2,319	2,216	2,281	2,379

Total Long-Only	9,363	9,637	9,031	9,131	9,320
Alternative Strategies:
Event-Driven	2,262	2,568	2,599	2,678	2,604
Long-Short Accounts	849	792	752	722	642
Short-Biased	423	422	510	497	394
Other Private Investment Funds	193	185	150	97	70

Total Alternative Strategies	3,727	3,967	4,011	3,994	3,710

Total	$13,090	$13,604	$13,042	$13,125	$13,030

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

Levco is dependent on key personnel
      Levco is largely dependent on the efforts of its senior investment professionals managing the long-only strategies and the event- driven, long-short and short-biased equity products. Levco is also dependent on the efforts of Mr. John A. Levin, the chairman and chief executive officer of BKF. The loss of the services of key investment personnel, including Mr. Levin, could have a material adverse effect on Levco because it could jeopardize its relationships with clients and result in the loss of those accounts. In the case of alternative investment strategies, the loss of the senior investment professionals managing the strategy could result in the discontinuation of the strategy by Levco. A stockholder has proposed nominees to run against Mr. John Levin and two other current directors at the upcoming annual meeting of stockholders.
      In 2004, the event-driven strategies, which have been led for an extended period of time by two Senior Portfolio Managers, represented approximately 37% of the asset-based investment advisory fees, approximately 70% of the incentive fees and approximately 48% of BKF’s total fees. Mr. Frank Rango, one of the two Senior Portfolio Managers of the event-driven group, has announced his intention to relinquish such position as of the conclusion of 2005. Mr. Henry Levin will continue as the sole Senior Portfolio Manager for the group.
      As a result of this dependence on key personnel, and the ability of investment personnel or groups of investment personnel to start their own independent businesses, management may be constrained in its ability to negotiate compensation with senior personnel. Except for Messrs. Frank Rango and Henry Levin, none of Levco’s key investment personnel, including Mr. John Levin, are subject to employment contracts.
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

Levco is dependent on a limited number of investment strategies
      Levco currently derives most of its revenues from three investment offerings — a large cap value strategy, an event-driven investment strategy, and an actively traded long-short US equity strategy. While these strategies may often perform differently in a given investment environment, adverse developments with regard to any of these strategies could have a material adverse effect on Levco’s business.

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

Adverse developments with regard to significant customers or relationships could adversely affect Levco’s revenues
      As of March 31, 2005, the ten largest customers of Levco’s long-only equity strategies (counting as single customers each wrap fee program and related family and institutional accounts) generated approximately $5.3 million of revenues for Levco in the first quarter of 2005 (including incentive fees), or approximately 16.5% of BKF’s total fees for the period. Excluding the impact of incentive fees on BKF’s business, the ten largest customers for long-only equity products accounted for approximately 50.6% of all asset-based investment advisory fees earned in the first quarter of 2005. The loss of any of these customers could have an adverse effect on BKF’s revenues.
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
RESULTS OF OPERATIONS
      The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the three month periods ended March 31, 2005 and March 31, 2004. The consolidation of the partnerships does not impact BKF’s equity or net income.

Three Months Ended March 31, 2005 as Compared to Three Months Ended March 31, 2004

Revenues
      Total revenues for the first quarter of 2005 were $32.89 million, reflecting an increase of 10.2% from $29.85 million in revenues in the same period in 2004. This increase is primarily attributable to (i) a 17.1% increase in incentive fees and allocations from $10.09 million in the first quarter of 2004 to $11.82 million in the first quarter of 2005 and (ii) an 8.7% increase in investment advisory fees from $18.59 million in the first quarter of 2004 to $20.20 million in the first quarter of 2005. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Quarter Ended

	March 31, 2005	March 31, 2004(a)

Revenues:
Investments Management Fees (IMF):
Long-Only	$8,544	$8,921
Event-Driven	6,994	6,801
Long-Short	3,063	1,834
Short-Biased	1,069	931
Other	530	99

Total IMF Fees	20,200	18,586

Incentive Fees and Allocations:
Long-Only	1,024	281
Event-Driven	5,563	8,898
Long-Short	5,111	764
Short-Biased	97	2
Other	23	146

Total Incentive Fees	11,818	10,091

Total Fees	32,018	28,677
Broker Dealer Revenue-Net	194	478

Total Advisory Revenue	32,212	29,155
Investment and Interest Income	322	287
Investment Income from Consolidated Affiliated Partnerships	351	405

Total Revenue	$32,885	$29,847

(a)	Re-classified to conform with current year.
      The increase in asset-based advisory fees with respect to the firm’s largest long-short equity strategy was attributable to net contributions and appreciation through performance. In the case of the event-driven strategies, the increase in asset-based advisory fees resulted from an increased allocation to BKF under the revenue sharing arrangement between BKF and the other participant in the joint venture that serves as the management company to the non-US investment vehicle holding a large majority of the assets in the event-driven strategy. With respect to long-only investment strategies, the decrease in assets under management that was generated by net withdrawals , combined with a lower average fee, resulted in lower revenues.
      The increase in incentive fees and allocations was primarily attributable to an increase in the performance and the assets under management of a long-short investment strategy, which was partly offset by a decline in performance and assets under management in event-driven strategies. Accounts pursuing long-only strategies generated higher performance-based fees in the first quarter of 2005.

      Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined or billed and allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.
      Frank Rango, one of the two Senior Portfolio Managers for the event-driven strategies, has announced his intention to step down from such position at the conclusion of 2005. Henry Levin will continue as the sole Senior Portfolio Manager for the group. Henry Levin will continue to be supported by four other Portfolio Managers for the event-driven strategies and two Portfolio Managers focused on investments in distressed debt. The change in responsibilities for Mr. Rango may impact the ability of Levco to retain and attract clients with respect to its event-driven strategies and may impact the revenues generated by the event-driven accounts. The event-driven accounts generated 48% of the Company’s total fees in 2004.
      Revenue generated by the broker-dealer business (net of clearing charges) declined 59.4% to $194,000 in the first quarter of 2005 from $478,000 in the first quarter of 2004. This decline was primarily the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts.
      Net realized and unrealized gains on investments decreased by 41.6% to $122,000 in the first quarter of 2005 from $209,000 in the first quarter of 2004, primarily as the result of a decrease in performance of seed capital investments.
      Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships decreased 13.3% to $351,000 in the first quarter of 2005 from $405,000 in the same period in 2004. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses
      Total expenses for the first quarter of 2005 were $31.78 million, reflecting an increase of 5.7% from $30.06 million in expenses in the same period in 2004. Total expenses excluding amortization of finite life intangibles were $30.03 million in the first quarter of 2005, reflecting an increase of 6.1% from $28.31 million for the first quarter of 2004.
      Employee compensation and benefit expense (including grants of equity awards), was $25.20 million in the first quarter of 2005, reflecting an increase of 8.4% from $23.25 million in the first quarter of 2004. The rate of increase in cash compensation expense beyond the rate of increase of revenues is primarily attributable to the increased percentage of assets raised by internal marketing staff, as their sales commissions are reflected in employee compensation and benefit expense while sales commissions paid to third party marketers are included in other operating expenses. Thus, an increase in assets raised by internal marketing staff which is offset by decreases in assets raised by third party marketers will lead to a percentage increase in compensation expense that would exceed the percentage increase in revenues.
      The conditions in the industry with respect to both alternative investment and long-only professionals remain intense. The investment teams responsible for the management of alternative investment products are compensated on a number of different bases, which differ from the basis on which the investment team managing long-only products is compensated. This can be expected to result in a higher percentage of the revenues generated by such alternative strategies being paid as compensation to personnel directly associated with the investment teams. Revenues associated with this long-short strategy grew by $5.6 million. As a result of the increased revenues, compensation expense relating to the strategy (including a portion of internal sales personnel) grew by approximately $4.3 million. With respect to the event-driven strategies, revenues decreased by $3.1 million, while compensation expense relating to the event-driven products decreased by $1.9 million. The investments made with respect to new products that are reflected in compensation expense increased to $580,000 in the first quarter of 2005, as compared to $544,000 in the same period in 2004.

      Occupancy and equipment rental was $1.59 million in the first quarter of 2005, reflecting a 17.1% increase from $1.36 million in the same period in 2004, primarily as the result of escalations under the lease and increased depreciation expense relating to the upgrade of BKF’s computer systems.
      Other operating expenses were $3.20 million in the first quarter of 2005, reflecting an 11.9% decrease from $3.63 million in the same period in 2004, primarily as the result of reductions in third party referral fees and distribution related travel and entertainment xpenses, which were partly offset by increased professional fees to auditors, consultants and lawyers relating to public company issues.

Operating Income/ Loss
      Operating income for the first quarter of 2005 was $1.10 million, as compared to an operating loss of $214,000 in the same period in 2004. Operating income excluding the amortization of finite life intangibles and the total income from consolidated affiliated partnerships was $2.50 million in the first quarter of 2005, as compared to $1.13 million in the same period in 2004.

Income Taxes
      Total income tax expense was $1.10 million in the first quarter of 2005, as compared to $466,000 for the same period in 2004. This increase primarily reflects the increase in income before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of approximately 40.63% (before amortization) was used to make the determination with respect to the provision for taxes at March 31, 2005, while an effective tax rate of approximately 40.14% (before amortization) was used to calculate the provision for taxes at March 31, 2004.
LIQUIDITY AND CAPITAL RESOURCES
      BKF’s current assets as of March 31, 2005 consist primarily of cash, short-term investments and investment advisory and incentive fees receivable. While BKF’s daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF’s business plan, and such seed capital investments may require substantial financial resources. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At March 31, 2005, BKF had cash, cash equivalents and U.S. Treasury bills of $40.93 million, compared to $44.05 million at December 31, 2004. This decrease primarily reflects the payment of a dividend and the payment of cash bonuses in 2005 which were accrued in 2004, which were partly offset by the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships. The decrease in investment advisory and incentive fees receivable from $40.01 million at December 31, 2004 to $21.96 million at March 31, 2005 primarily reflects the receipt of incentive fees earned in 2004. The decrease in investments in affiliated investment partnerships from $17.36 million at December 31, 2004 to $10.83 million at March 31, 2005 primarily reflects the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2004, which was partially offset by the accrual of incentive allocations for the three month period ended March 31, 2005. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.
      The increase in prepaid expenses and other assets to $9.18 million at March 31, 2005 from $7.05 million at December 31, 2004, and the decrease in the deferred tax asset to $6.43 million at March 31, 2005 from $8.39 million at December 31, 2004, both reflect the tax deduction taken in 2005 based on the fair market value of stock delivered pursuant to restricted stock unit awards. Due to the amount of the deduction, 2005 will reflect, for tax purposes, a net operating loss that may be carried back to prior years with respect to federal tax and carried forward with respect to state and local taxes.
      Accrued expenses were $3.24 million at March 31, 2005, as compared to $4.29 million at December 31, 2004. Such expenses were comprised primarily of accruals for third party marketing fees and professional fees relating to public company expenses. Third party marketing fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. The payment of third party marketing fees was partly offset by the expenses accrued during the three months ended March 31, 2005.
      Accrued bonuses were $17.23 million at March 31, 2005, as compared to $42.69 million at December 31, 2004, reflecting the payment of 2004 bonuses and the accrual for 2005 bonuses.
      On April 5, 2005, BKF declared a special dividend of $0.925 per share payable on April 29, 2005, resulting in total dividend payments aggregating approximately $7.9 million.
      Based upon BKF’s current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. Except for its lease commitments, which are discussed in Note 10 in the Notes to Consolidated Financial Statements in BKF’s Annual Report on Form 10-K for the year ended December 31, 2004, BKF has no material commitments for capital expenditures.

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
      The following table provides information about purchases by BKF during the quarter ended March 31, 2005 of equity securities that are registered by BKF pursuant to Section 12 of the Exchange Act.
      The purchases described below relate to the withholding of shares from employees in order to satisfy statutory withholding requirements in connection with the delivery of common stock underlying Restricted Stock Units.
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
			Purchased as Part	of Shares (or Units) that
	Total Number of		of Publicly	May Yet Be Purchased
	Shares (or Units)	Average Price Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share (or Units)	or Programs	Programs

1/1/05 – 1/31/05	96,508	$36.76	Not Applicable	Not Applicable
2/1/05 – 2/28/05	16,366	$39.09	Not Applicable	Not Applicable
3/1/05 – 3/31/05	—	—	Not Applicable	Not Applicable

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 5.	Other Information
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

Item 6.	Exhibits

10.1	Employment Agreement with Henry L. Levin and Frank F. Rango dated April 19, 2005 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Registrant on April 22, 2005)
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
Date: May 10, 2005