Form 10-K/A
period 2004-12-31
BKF CAPITAL GROUP INC
filed 2005-05-11
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                   Form 10-K/A
                                (Amendment No. 1)
                                  _____________

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13[OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   -------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------          -----------------------------------------
      Common Stock, par value             New York Stock Exchange
        $1.00 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                   -------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).   Yes |X|   No [ ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
         None.
================================================================================

         The Amendment No. 1 on Form 10-K/A (the "Amendment") supplements the Annual Report on Form 10-K for the year ended December 31, 2004, filed by BKF Capital Group, Inc (the "Company," "we" or "us") on March 17, 2005. We are filing this Amendment to furnish the information required by items 10, 11, 12, 13 and 14 of Part III of Form 10-K. As a result of the review by the Securities and Exchange Commission of the preliminary proxy statement on Schedule14A of the Company filed on April 6, 2005, the Company was not able to file its definitive proxy statement within 120 days after the end of the fiscal year covered by the original Form 10-K. The definitive proxy statement was filed on May 10, 2005, which also furnishes the information required by items 10, 11, 12, 13 and 14 of
Part III of Form 10-K. In addition, in connection with the filing of this Amendment, we are including with this Amendment certain currently dated certifications and therefore, we are amending Part IV solely for that purpose. Except as described above, no other amendments are being made to the Annual Report on Form 10-K filed on March 17, 2005. The Amendment does not reflect events occurring after the filing of the original Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

         The following table sets forth certain information about the current directors of the Company that are nominated for election in the Company's annual meeting of stockholders in 2005.

                        DIRECTORS NOMINATED FOR ELECTION

                                                                             EXPIRATION
NAME, AGE, AND PRINCIPAL                         DIRECTOR   EXPIRATION OF    OF TERM IF    OTHER BUSINESS
OCCUPATION DURING THE LAST FIVE YEARS    SINCE     CLASS    CURRENT TERM       ELECTED     AFFILIATION(S)
-------------------------------------    -----     -----    ------------       -------     --------------
J. Barton Goodwin -- age 58               1987      III          2005           2008
Managing Director of BCI Partners,
Inc. (private capital investment
group); General Partner of Bridge
Associates II . (private capital
investment group) and Teaneck
Associates . (private capital
investment group) and member of
Glenpointe Associates, LLC . (private
capital investment group), Glenpointe
V, LLC . (private capital investment
group) and BCI Investors, LLC .
(private capital investment group)
since 1986

John A. Levin -- age 66                   1996      III          2005           2008
Chairman since February 2000; Chief
Executive Officer and President of the
Company and Chairman and Chief
Executive Officer of Levin Management
Co., Inc. and John A. Levin & Co.,
Inc. since June 1996; prior thereto,
President and Securities Analyst/
Portfolio Manager of the predecessor
to John A. Levin & Co., Inc.

Burton G. Malkiel -- age 72               1982      III          2005           2008       Director of
Professor of Economics, Princeton                                                          Vanguard Group of
University since 1964                                                                      Investment Funds
                                                                                           (106 funds)

         The following table sets forth certain information about the current directors of the Company that will continue in office.

                         DIRECTORS CONTINUING IN OFFICE

                                                                         EXPIRATION
                                                                             OF
NAME, AGE, AND PRINCIPAL                                        DIRECTOR  CURRENT
OCCUPATION DURING THE LAST FIVE YEARS                   SINCE    CLASS      TERM      OTHER BUSINESS AFFILIATION(S)
-------------------------------------                   -----    -----     ----       -----------------------------
Barton M. Biggs -- age 72                                2003      I       2006
Managing Partner, Traxis Partners since June 2003;
prior thereto, Managing Director, Morgan Stanley
since 1973; Chairman, Morgan Stanley Asset Management
since 1975; Chairman, Morgan Stanley Institutional
Funds (1996-2003)

David D. Grumhaus -- age 69                              1988      I        2006(1)   Director of Niche Software
Travel 100 Group (travel company) and Casey Travel                                    Systems, Inc. (computer
Corporation (travel agency) since 1991                                                software company)

James S. Tisch -- age 52                                 2000      I         2006     Director of CNA Financial
President since October 1994 and Chief Executive                                      Corp. (holding company whose
Officer since January 1999 of Loews Corporation                                       subsidiaries consist of
(holding company whose subsidiaries are engaged in                                    insurance companies) and Vail
the following lines of business: insurance;                                           Resorts, Inc. (resort operator)
production and sale of cigarettes; operation of
hotels; natural gas transmission; operation of
offshore oil and gas drilling rigs; and distribution
and sale of watches and clocks) and Chief Executive
Officer of Diamond Offshore Drilling, Inc. (offshore
oil and gas company) since March 1998; prior thereto,
Chief Operating Officer of Loews Corporation

Anson M. Beard, Jr. -- age 69                            2000     II       2007
Retired, former investment banker

Peter J. Solomon -- age 66 Chairman of Peter J.          2000     II       2007       Director of Monro Muffler
Solomon Company, L.P. and Peter J. Solomon Securities                                 Brake, Inc. (automotive repair
Co., Ltd. (investment banking) since 1989                                             services) and Phillips-Van
                                                                                      Heusen Corporation (apparel
                                                                                      and footwear marketer/
                                                                                      manufacturer)

Dean J. Takahashi -- age 47                              1997     II       2007
Senior Director of Investments,
Yale University, since 1996

-------------------------------
(1) Mr. Grumhaus currently expects to retire in May 2005.

         The following table sets forth certain information of the executive officers of the Company.

                                                                                              YEAR FIRST
                                                                                          ELECTED OR BECAME
                                                                                            AN EXECUTIVE
NAME, AGE, AND PRINCIPAL OCCUPATION DURING THE LAST FIVE YEARS(1)           OFFICE             OFFICER
-----------------------------------------------------------------           ------             -------
John A. Levin -- age 66                                               Chairman, Chief          2000 (as
Chairman since February 2000, Chief Executive Officer and             Executive Officer     Chairman) 1996
President of the Company and Chairman and Chief Executive             and President          (as CEO and
Officer of Levin Management Co., Inc. and John A. Levin &                                     President)
Co., Inc. since June 1996; prior thereto, President and
Securities Analyst/ Portfolio Manager of the predecessor to
John A. Levin & Co., Inc.

Glenn A. Aigen -- age 42                                              Senior Vice                2000
Senior Vice President, Chief Financial Officer and Treasurer          President, Chief
of the Company, Levin Management Co., Inc. and John A. Levin          Financial Officer
& Co., Inc. since February 2000; Vice President, Chief                and Treasurer
Financial Officer and Director of Operations of Levin
Management Co., Inc. and John A. Levin & Co., Inc. from June
1996 to February 2000; prior thereto, Director of Operations of the predecessor to John A. Levin & Co., Inc. since 1993

Norris Nissim -- age 38                                               Vice President,            2000
Vice President, General Counsel and Secretary of the Company          General Counsel
and Vice President and General Counsel of Levin Management            and Secretary
Co., Inc. and John A. Levin & Co., Inc. since February 2000;
Director of Legal Affairs of Levin Management Co., Inc. and
John A. Levin & Co., Inc. from August 1996 to February 2000

Henry L. Levin - age 42 (2)                                           Senior Portfolio           2005
Senior Portfolio Manager of John A. Levin & Co., Inc. and of          Manager
Levin Management Co., Inc. for the previous five years.
Mr. Levin joined the John A. Levin & Co., Inc. and Levin
Management Co., Inc. in 1991.

Frank F. Rango - age 49 (2)                                           Senior Portfolio           2005
Senior Portfolio Manager of John A. Levin & Co., Inc. and of          Manager
Levin Management Co, Inc. for the previous five years.
Mr. Rango joined John A. Levin & Co., Inc. and Levin
Management Co., Inc. in 1987.

------------------------------------
(1) Each executive officer of the Company generally holds office until the first meeting of the Board of Directors after the Annual Meeting of stockholders and until his or her successor is elected and qualified. Gregory T. Rogers resigned as the Company's Executive Vice President and Chief Operating Officer effective September 30, 2004.

(2) Messrs. Levin and Rango became executive officers of the Company for purposes of the SEC regulations on April 19, 2005 and therefore were not executive officers of the Company during fiscal 2004. See the section entitled "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" for a description of their respective employment agreements.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         The primary purpose of the audit committee (the "Audit Committee") is
(i) to oversee the accounting and financial reporting processes of the Company, the Company's compliance with legal and regulatory requirements, and the work of the independent registered public accounting firm of the Company, and (ii) to select, and determine the compensation of, such independent registered public accounting firm. The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee had five meetings during 2004.

         The Audit Committee is composed of David D. Grumhaus, J. Barton Goodwin and Burton G. Malkiel. Each member is independent and financially literate, as defined by The New York Stock Exchange's listing standards that apply to the Company, and at least one member has accounting or financial management expertise, as required by these listing standards. The Board of Directors has determined that while no current member of the Audit Committee possesses all of the attributes of an "audit committee financial expert" (as defined by the Securities and Exchange Commission (the "SEC")), the committee members have the appropriate experience and ability to perform their duties as Audit Committee members.

CODE OF ETHICS

         The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and certain other personnel. These documents may be obtained, without charge, by writing to the Company at One Rockefeller Plaza, 19th Floor, New York , New York 10020 or by calling (800) Bkf-1891, and are posted on the Company's website at www.bkfcapital.com.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Each director and executive officer of the Company and each beneficial owner of 10% or more of the Company's common stock is required to report his or her transactions in shares of Company common stock to the SEC within a specified period following a transaction. Based on our review of filings with the SEC and written representations furnished to us during 2004, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period except that Messrs. Beard, Biggs, Goodwin, Grumhaus, Malkiel, Solomon, Takahashi and Tisch failed to timely file one report of a transaction related to the grant of restricted common stock under the Company's 1998 Incentive Compensation Plan due to an administrative oversight. In each case, a report was filed promptly following discovery of the oversight.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth compensation for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 received by the Company's Chief Executive Officer, and the Company's two other executive officers serving at the end of fiscal year 2004. These three officers are referred to as the "Named Executive Officers." The table also sets forth compensation for Gregory Rogers, who served as Executive Vice President and Chief Operating Officer through September 30, 2004.

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                  ---------------------------            -------------------------
                                                                         RESTRICTED     SECURITIES
NAME AND                                                  OTHER ANNUAL     STOCK        UNDERLYING      ALL OTHER
PRINCIPAL POSITION          YEAR    SALARY($)  BONUS($) COMPENSATION(1)  AWARD(S)(2)    OPTIONS(#)   COMPENSATION(3)
------------------          ----    ---------  -------- ---------------  -----------    ----------   ---------------
John A. Levin.........    2004     914,862    1,074,946       --         1,123,439(4)                    7,000
Chairman, Chief           2003     894,293      501,269       --           514,934(5)        --          7,000
Executive Officer         2002     886,819      218,737       --         2,644,204(6)        --         12,000
and President
                          2004     247,665      746,465       --            59,430(7)                    6,500
Glenn A. Aigen........    2003     242,097      673,347       --            35,071(8)        --          6,000
Senior Vice President and 2002     240,074      942,210       --           426,899(9)        --         11,000
Chief Financial Officer
                          2004     237,573      255,941       --           124,506(10)                   6,500
Norris Nissim.........    2003     232,232      167,768       --                --           --             --
Vice President and        2002     230,290      169,000       --            79,575(11)       --         11,000
General Counsel

Gregory T. Rogers (12)    2004     315,779       97,677       --                --           --
Former Executive Vice     2003     421,038      598,766       --                --           --            (12)
President and Chief       2002     417,519      910,094       --           679,719(13)    6,000         11,000
Operating Officer

------------------------------------
(1) With respect to each of the Named Executive Officers and Mr. Rogers, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus.

(2) Holders of restricted stock have the same right to receive dividends as holders of other common stock of the Company.

(3) Represents amounts contributed by the Company to the Company's 401(k) plan. The Company did not grant any options in 2004 to any Named Executive Officers and Mr. Rogers.

(4) Represents the fair market value, as of the grant date, of 24,465 shares of restricted stock granted on March 10, 2005 with respect to 2004 bonus compensation. One third of these shares will vest on December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(5) Represents the fair market value, as of the grant date, of 20,321 shares of restricted stock granted on March 10, 2004 with respect to 2003 bonus compensation. The shares of restricted stock vest on March 9, 2007.

(6) Represents the fair market value, as of the grant date, of 161,725 Restricted Stock Units ("RSU") granted on March 12, 2003 with respect to 2002 bonus compensation. With respect to 71,320 of these RSUs, one third vested on each of December 31, 2003 and December 31, 2004 and one third will vest on December 31, 2005, but the delivery of the shares of common stock underlying the RSUs will not occur until December 31, 2005, and delivery may be deferred by the Named Executive Officer. With respect to the other 90,405 RSUs, such RSUs will vest on December 31, 2005, but the delivery of shares of common stock underlying the RSUs may be deferred by the Named Executive Officer.

         As of December 31, 2004, Mr. Levin held an additional 71,413 RSUs with an aggregate value of $2,706,553.

(7) Represents the fair market value, as of the grant date, of 1,400 shares of restricted stock granted on March 10, 2005. One third of these shares will vest on each of December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(8) Represents the fair market value, as of the grant date, of 1,384 shares of restricted stock granted on March 10, 2004 with respect to 2003 bonus compensation. The shares of restricted stock vest on March 9, 2007.

(9) Represents the fair market value, as of the grant date, of 26,110 RSUs granted on March 12, 2003 with respect to 2002 bonus compensation. With respect to 6,110 of these RSUs, one third vested on each of December 31, 2003 and December 31, 2004 and one third will vest on December 31, 2005, but the delivery of the shares of common stock underlying the RSUs will not occur until December 31, 2005, and delivery may be deferred by the Named Executive Officer. With respect to the other 20,000 RSUs, such RSUs will vest on December 3, 2005, but the delivery of shares of common stock underlying the RSUs may be deferred by the Named Executive Officer.

         As of December 31, 2004, Mr. Aigen held an additional 66,430 RSUs with an aggregate value of $2,517,697.

(10) Represents the fair market value, as of the grant date, of 2,933 shares of restricted stock granted on March 10, 2005. One third of these shares will vest on each of December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(11) Represents the fair market value, as of the grant date, of 4,867 RSUs granted on March 12, 2003 with respect to 2002 bonus compensation. The RSUs will vest on December 3, 2005, but the delivery of shares of common stock underlying the RSUs may be deferred by the Named Executive Officer.

(12) Mr. Rogers resigned from the Company effective September 30, 2004. On September 30, 2004, Mr. Rogers entered into a Separation Agreement and General Release, dated as of September 29, 2004 with Levin Management Co., Inc., a subsidiary of the Company ("Levin Management"). Under such agreement, Mr. Rogers received or will receive the following payments:
         (i) a lump sum separation amount of $97,677 to be paid on or about September 30, 2004, (ii) a payment of $12,500 on each of January 1, 2005, February 1, 2005, March 1, 2005, April 1, 2005, May 1, 2005 and
         June 1, 2005 for consulting services to be rendered to Levin Management for the period January 1, 2005 through June 30, 2005 and (iii) a payment of $37,500 on each of July 1, 2005 and September 1, 2005 for consulting services to Levin Management provided that Mr. Rogers has established a bona fide consulting business. Levin Management will also pay for Mr. Rogers' medical benefits until the earlier of September 30, 2005 or until Mr. Rogers becomes employed and covered by another group insurance plan. Such agreement also provided for the delivery to Mr. Rogers, within 30 days of September 30, 2004, of an aggregate of 76,128 shares of the Company's common stock issuable under deferred stock agreements between the Company and Mr. Rogers. Mr. Rogers is entitled to receive the cash value of 3,334 shares (valued as of September 30, 2004), in lieu of the receipt of such shares, by giving written notice, which Mr. Rogers has provided. In addition, pursuant to the terms of an option award agreement, Mr. Rogers had 30 days from September 30, 2004 to purchase up to 65,049 shares of the Company's common stock underlying stock options granted to him at an exercise price of $13.03125 per share (the exercise price of the options). For all shares of the Company's common stock to be delivered to Mr. Rogers under the separation agreement, Mr. Rogers is required to grant to persons designated by the Company his proxy to vote in accordance with the recommendation of management with respect to any matters to be voted on by stockholders of the Company. The separation agreement also includes a mutual release of claims between Mr. Rogers and Levin Management.

(13) Represents the fair market value, as of the grant date, of 41,573 RSUs granted on March 12, 2003 with respect to 2002 bonus compensation. Under the original terms of such grant, (i) with respect to 13,240 of these RSUs, one third vested on each of December 31, 2003 and December 31, 2004 and one third will vest on December 31, 2005, but the delivery of the shares of common stock underlying the RSUs will not occur until December 31, 2005, and delivery may be deferred by Mr. Rogers.; (ii) with respect to the other 28,333 RSUs, such RSUs will vest on December 3, 2005, but the delivery of shares of common stock underlying the RSUs may be deferred by Mr. Rogers. See footnote (12) above for settlement of such RSUs.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information concerning the exercise of options to purchase the Company's common stock during 2004 by the Named Executive Officers and the value of unexercised in-the-money options to purchase shares of the Company's common stock granted to the Named Executive Officers outstanding as of December 31, 2004.

                                                                                    VALUE OF UNEXERCISED
                                                     NUMBER OF SECURITIES         IN-THE-MONEY OPTIONS AT
                         SHARES                 UNDERLYING UNEXERCISED OPTIONS        FISCAL YEAR-END
                        ACQUIRED       VALUE      AT FISCAL YEAR-END 2004(#)             2004($)(1)
NAME                  ON EXERCISE   REALIZED($)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                  -----------   -----------    -------------------------     -------------------------
John A. Levin.........  34,570       787,116                  0/0                           0/0
Gregory T. Rogers(2)..  65,049      1,279,433                 0/0                           0/0
Glenn A. Aigen........    0             0                  19,555/0                      440,063/0
Norris Nissim.........    0             0                     0/0                           0/0

------------------------------------
(1) On December 31, 2004, the closing price of the Company's common stock on The New York Stock Exchange was 27.90 per share.

(2)      Gregory T. Rogers resigned effective as of September 30, 2004.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Except as described below, none of the Named Executive Officers is subject to an employment contract or change-in-control arrangement.

         Gregory T. Rogers resigned from the Company effective September 30, 2004. On September 30, 2004, Mr. Rogers entered into a Separation Agreement and General Release, dated as of September 29, 2004 with Levin Management. For a detailed description of this agreement, see Footnote 12 to the Summary Compensation Table.

         On April 19, 2005 the Company and Levin Management (the Company, together with Levin Management, the "Employers") entered into a letter agreement relating to certain a payment arrangements with each of Henry L. Levin and Frank
F. Rango (each, a "Manager").

         The term of each Manager's employment under the Letter Agreement is January 1, 2005 through March 31, 2006 (the "Term"). The Letter Agreement provides that (A) if a Manager is employed by the Employers as of December 31, 2005 (even if notice of his resignation has been given), or if a Manager is terminated by the Employers without Cause (as defined in the Letter Agreement) prior to such date, such Manager shall receive as his total compensation for 2005 50% of the Incentive Pool for 2005 (as defined in and payable in accordance with the Letter Agreement); (B) each Manager shall, during his employment, receive a non-refundable base draw (the "Base Draw") at an annual rate of $800,000, payable no less frequently than monthly; (C) any Manager whose employment is terminated prior to December 31, 2005 by the Employers for Cause shall receive his Base Draw accrued through the date of such termination, but shall not otherwise be allocated any portion of the Incentive Pool for calendar year 2005; (D) if a Manager's employment is terminated without Cause, such Manager shall (in addition to his entitlement to 50% of the Incentive Pool for calendar year 2005 under clause (A) above), be entitled to a lump-sum payment equal to (i) $4 million if terminated on or prior to July 1, 2005, (ii) $3 million if terminated after July 1, 2005 and on or prior to October 1, 2005, and
(iii) $2 million if terminated after October 1, 2005 and on or prior to the conclusion of the Term. This payment shall not reduce the amount of the Incentive Pool payments payable to the other Manager; (E) during the Term, a Manager shall remain entitled to any additional benefits due under the applicable terms of any applicable plan, program, corporate governance document, agreement, or arrangement of either Employer or any of their affiliates; (F) each Manager shall be entitled to the indemnification and director and officer insurance protections set forth in the Letter Agreement; and (G) neither Manager shall be subject to any contractual, or similar, post-employment restrictions on his activities following termination of his employment with the Employers for any reason.

         The Letter Agreement also provides that (A) compensation of all employees who were members of the event-driven group during any portion of 2005 except Messrs. Rango and Levin ("Team Members") and product-related expenditures for the event-driven group shall be determined by the Managers consistent with past practice; provided, however, that compensation of Team Members may not exceed 67% of (i) the revenues generated by the event-driven group less (ii) all internal and external marketing commissions; and (B) if both Managers remain employed prior to full payment of compensation to the Team Members for 2005 but they do not agree on the amounts of such payments to be made to the Team Members, then the Compensation Committee of the Company shall determine the compensation to be paid to the Team Members. If the employment of one Manager (but not both Managers) terminates for any reason prior to full payment of compensation to the Team Members for 2005, then the other Manager (if still employed) shall have full authority to act under clauses (A) and (B) of this paragraph. In the event that neither Manager is employed at the time full payment of compensation to the Team for 2005 is due, then the compensation of Team Members (other than the Managers) shall be set at 50% of the revenues generated by the event-driven group in respect of the 2005 year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Anson M. Beard, Jr., David D. Grumhaus and Burton G. Malkiel served as members of the Compensation Committee during 2004. None of these persons was ever an officer or employee of the Company or any of its subsidiaries. During 2004, none of the Company's executive officers served on the Board of Directors or the Compensation Committee of any entity which had an executive officer who served on the Company's Board of Directors or Compensation Committee.

DIRECTORS' COMPENSATION

         Company employees who serve as directors of the Company receive no compensation for such services. Non-employee directors currently receive approximately $34,000 per year in the form of restricted stock awards (as valued at the date of grant) which vest over the course of the year. In 2004, an annual grant of 1,200 shares of restricted common stock was made. In addition to the restricted stock awards, non-employee directors receive $500 for each meeting of a committee of the board that they attend in person or by telephone and $5,000 per year for serving as the chairman of any committee of the Board. The Company also reimburses directors for their out-of-pocket expenses incurred in connection with such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

            The table below sets forth the beneficial ownership as of April 25, 2005 of (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock,
(2) each director and nominee for director of the Company, (3) each executive officer of the Company whose name appears on the summary compensation table below (the "Named Executive Officers") and (4) all directors and executive officers of the Company as a group. Each person had sole or shared voting or dispositive powers with respect to such shares.

                                                                                       PERCENT
NAME OF BENEFICIAL OWNER                                        NUMBER OF SHARES      OF CLASS
------------------------                                        ----------------      --------
John A. Levin...................................................  695,860(1)            9.2%
c/o BKF Capital Group, Inc.
One Rockefeller Plaza
New York, NY 10020

Steel Partners II, L.P..........................................  669,600 (2)           8.9%
590 Madison Avenue
New York, NY 10022

Owl Creek Asset Management, L.P.................................  463,600(3)            6.2%
410 Park Avenue, Suite #420
New York, NY  10022

Mario J. Gabelli................................................  510,100 (4)           6.8%
One Corporate Center
Rye, NY 10580

Cannell Capital LLC.............................................  360,200(5)            4.8%
150 Capital Street, Fifth Floor
San Francisco, CA 94111

Anson M. Beard, Jr..............................................    2,400(6)(7)         *

Barton M. Biggs.................................................    2,400(6)(7)         *

J. Barton Goodwin...............................................   55,776(6)(7)(8)      *

David Grumhaus..................................................   11,835(7)(9)         *

Burton G. Malkiel...............................................    5,900(6)            *

Peter J. Solomon................................................    3,400(6)(7)         *

Dean J. Takahashi...............................................    2,582(6)(7)         *

James S. Tisch..................................................    4,400(6)(7)         *

Glenn A. Aigen..................................................   22,339(10)           *

Norris Nissim...................................................    7,817(11)           *

Directors and executive officers as a group (13 persons)........  814,709              10.8%
*  Less than 1%

------------------------------------
(1) Includes 18,907 shares of common stock held by family members or trusts, 20,321 shares of restricted stock granted on March 10, 2004 which will vest on March 10, 2007, 26,465 shares of restricted stock granted on March 10, 2005 of which one third will vest on December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(2)      The information set forth is based solely on Amendment No. 4 to
         Schedule 13D filed with the SEC on March 24, 2005.

(3) The information set forth is based solely upon the Amendment No. 1 to Form 13F filed with the SEC on May 3, 2005 by Owl Creek Asset Management, L.P.

(4)      The information set forth is based solely on Amendment No. 10 to
         Schedule 13D filed with the SEC on April 28, 2005 and includes 193,500 shares held by Gabelli Funds, LLC, 278,700 shares held by GAMCO Investors Inc., 3,900 shares held by Gabelli Foundation, Inc., 8,000 shares held by Gabelli & Company, Inc. Profit Sharing Plan, 11,500 shares held by Gabelli Advisors, Inc. and 14,500 shares held by MJG Associates, Inc.

(5) The information set forth is based solely upon the Schedule 13G filed with the SEC on February 11, 2005 and includes 64,300 shares held by The Anegada Master Fund, 101,100 shares held by The Cuttyhunk Fund Limited, 114,900 shares held by Tonga Partners, L.P., 54,900 shares held by GS Cannell Portfolio, LLC and 25,000 shares held by Pleiades Investment Partners, L.P. Based upon the Schedule 13G filing on February 11, 2005, the reporting person beneficially owned 5.1% of the total outstanding amount of shares of common stock of the Company.

(6) Includes 1,200 shares of restricted stock granted on May 13, 2004 which vested on January 2, 2005 and 1,200 shares of restricted common stock granted on March 23, 2005 of which one half will vest on April 1, 2005 and one quarter will vest on each of July 1, 2005 and October 1, 2005.

(7) The number of shares does not include any shares underlying the restricted stock units granted to Messrs. Beard, Biggs, Goodwin, Grumhaus, Solomon, Takahashi and Tisch. Each of these directors, with the exception of Mr. Biggs has received 3,500 restricted stock units (Mr. Biggs has received 1,125), but the shares underlying these restricted stock units are not deliverable, either by the terms of the awards regarding vesting and delivery or because of a deferral election by the directors, within 60 days of March 31, 2005.

         The number of shares listed also does not include any shares underlying 161,725 restricted stock units granted to Mr. Levin. The shares underlying these restricted stock units are not deliverable, either by the terms of the awards regarding vesting and delivery or because of a deferral election by Mr. Levin, within 60 days of March 31, 2005. See "Compensation -- Executive Officer Compensation" for a description of these grants.

(8) Includes 53,376 shares of common stock owned by immediate family members or trusts.

(9) Includes 9,303 shares of common stock held by family members or trusts and 1,200 shares of restricted stock granted on May 13, 2004 which vested on January 2, 2005.

(10) Includes 19,555 shares of common stock relating to options which have vested or will vest within 60 days of March 31, 2004 and 1,384 shares of restricted stock granted on March 10, 2004 which will vest on March 9, 2007 and 1,400 shares of restricted stock granted on March 10, 2005, of which one third will vest on December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(11) Includes 2,933 shares of restricted stock granted on March 10, 2005 of which one third will vest on December 31, 2005, December 31, 2006 and December 31, 2007, respectively.


                      EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about the Company's 1998 Incentive Compensation Plan as of December 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                (A)                   (B)                            (C)
                                       NUMBER OF SECURITIES    WEIGHTED AVERAGE      NUMBER OF SECURITIES AVAILABLE FOR
                                        TO BE ISSUED UPON      EXERCISE PRICE OF        FUTURE ISSUANCE UNDER EQUITY
                                           EXERCISE OF            OUTSTANDING          COMPENSATION PLANS (EXCLUDING
                                       OUTSTANDING OPTIONS    OPTIONS, WARRANTS             SECURITIES REFLECTED
PLAN CATEGORY                          WARRANTS AND RIGHTS        AND RIGHTS                   IN COLUMN (A))
-------------                          -------------------        ----------                   --------------
Equity compensation plans
approved by security holders..........       23,396                 $15.01                         549,212

Equity compensation plans
not approved by security
holders...............................            0                   --                                  0

Total.................................       23,396                 $15.01                         549,212

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         John A. Levin, the Chairman and Chief Executive Officer of the Company, received tax preparation, personal finance administration and personal transportation services from the Company. In 2004, he was billed $62,500 in connection with his receipt of such services. In addition, Mr. Levin received $280,443 as managing member of Island Drive Management, LLC which serves as a general partner of Island Drive Long-Biased, L.P. and participates in the performance-based incentive allocation made by the limited partners to the general partners. Levco GP, Inc., a wholly owned subsidiary of the Company, serves as the managing general partner of this partnership.

         Henry L. Levin, a son of John Levin, received $800,000 as salary and $5,963,944 as bonus compensation as one of two Senior Portfolio Managers for the event driven investment team. In addition, Henry Levin is a managing member of Purchase Management, LLC, which serves as a general partner of Purchase Associates, L.P. and Purchase Associates II, L.P., and of Debt Management, LLC, which serves as a general partner of Debt Opportunity Partners, L.P. These general partners participate in the performance-based incentive allocations made by the limited partners to the general partners. Levco GP, Inc., a wholly owned subsidiary of the Company, serves as the managing general partner of each of the partnerships. Purchase Management, LLC received incentive allocations totaling $3,759,536, of which $1,879,536 was allocated to Henry Levin, and Debt Opportunity Management received an incentive allocation of $162,836, of which $40,709 was allocated to Henry Levin. Such allocations to Henry Levin are included as compensation in the financial statements of the Company. In 2004, investment vehicles and other accounts managed by the event driven investment team generated $57.6 million in revenues, and the event driven team had approximately $2.6 billion in assets under management as of December 31, 2004.

         Jennifer Levin Carter, a daughter of John Levin, received $174,600 (and reimbursed expenses of $7,697) from the company for consulting services rendered to various alternative investment strategies of the Company.

         Frank F. Rango is a managing member of Purchase Management, LLC, which serves as a general partner of Purchase Associates, L.P. and Purchase Associates II, L.P., and of Debt Management, LLC, which serves as a general partner of Debt Opportunity Partners, L.P. These general partners participate in the performance-based incentive allocations made by the limited partners to the general partners. Levco GP, Inc., a wholly owned subsidiary of the Company, serves as the managing general partner of each of the partnerships. Purchase Management, LLC received incentive allocations totaling $3,759,536, of which $1,879,536 was allocated to Mr. Rango, and Debt Opportunity Management received an incentive allocation of $162,836, of which $40,709 was allocated to Mr. Rango. In addition, Mr. Rango received incentive allocations totaling $23,298 in connection with his services as a portfolio manager of LRK Savings, L.P. which is managed by Levco GP, Inc. Such allocations to Mr. Rango are included as compensation in the financial statements of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         Grant Thornton LLP received $592,259 for the year ended December 31, 2004 and Ernst & Young LLP received $458,250 for the year ended December 31, 2003 for professional services rendered in connection with the audit of the Company's annual financial statements, reviews of the financial statements included in quarterly reports on Form 10-Q filed by the Company, and audits of consolidated subsidiaries.

AUDIT-RELATED FEES

         No audit-related services were rendered with respect to the fiscal years ended December 31, 2004 by Grant Thornton LLP and December 31, 2003 by Ernst & Young LLP.

TAX SERVICES

         Grant Thornton LLP received from the Company a total of $12,875 for the year ended December 31, 2004 and Ernst & Young LLP received from the Company a total of $15,000 for the year ended December 31, 2003 in connection with the review of Company tax returns. The Audit Committee of the Board of Directors believes these additional services were compatible with maintaining the independence of Grant Thornton LLP and Ernst & Young LLP, respectively.

ALL OTHER FEES

         No other fees were paid to Grant Thornton LLP in 2004. In 2003, Ernst & Young LLP received $19,000 for consultations and research on federal, state and local tax issues rendered in connection with a mutual fund for which the Company acts as an adviser.

PRE-APPROVAL PROCEDURES

         The Audit Committee has adopted the following guidelines regarding the engagement of the Company's independent registered public accounting firm to perform services for the Company. Prior to the commencement of the audit services (including audits of the Company's employee benefit plan), the Audit Committee shall approve the terms of the engagement letter that outlines the scope of the audit services proposed to be performed by the Company's independent registered public accounting firm during the fiscal year. Non-audit services will also require pre-approval from the Audit Committee. Tax preparation and review work has been approved based on the terms included in the engagement letter that also outlines the scope of the audit services. No other non-audit work has been approved by the Audit Committee. Any such approval would require approval of the specific engagement, including the projected fees, at a regularly scheduled or special Audit Committee meeting or through a written consent.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT             DESCRIPTION OF EXHIBIT
-------             ----------------------
   31.1         --   Section 302 Certification of Chief Executive Officer*

   31.2         --   Section 302 Certification of Chief Financial Officer*

   32.1         --   Section 906 Certification of Chief Executive Officer*

   32.2         --   Section 906 Certification of Chief Financial Officer*

----------------
* Filed herewith

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BKF CAPITAL GROUP, INC.

                                            By: /s/ Glenn A. Aigen
                                                --------------------------
                                                    Glenn A. Aigen
                                                SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

Date: May 11, 2005

                                  EXHIBIT INDEX

EXHIBIT             DESCRIPTION OF EXHIBIT
-------             ----------------------
   31.1         --   Section 302 Certification of Chief Executive Officer

   31.2         --   Section 302 Certification of Chief Financial Officer

   32.1         --   Section 906 Certification of Chief Executive Officer

   32.2         --   Section 906 Certification of Chief Financial Officer