Form 10-K/A
period 2004-12-31
BKF CAPITAL GROUP INC
filed 2005-11-03
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐         No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $177,639,472 (based on the closing sale price of $29.05 on June 30, 2004 as reported by the New York Stock Exchange-Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.
     At March 1, 2005, 7,442,759 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     None.

EXPLANATORY NOTE
      This Amendment No. 2 on Form 10-K/ A (“Form 10-K/ A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission on March 17, 2005, and amended as of May 11, 2005 (together, the “Original Filing”) reflects a restatement (the “Restatement”) of the consolidated financial statements of BKF Capital Group, Inc. (“BKF”). The determination to restate these financial statements results from the misclassification of certain restricted stock units (“RSU”) on the Consolidated Statements of Financial Condition. Management has determined that the RSU grants should have been classified as additional paid-in capital on the date of grant with a corresponding increase to unearned compensation, with the expense over the vesting period reducing the unearned compensation balance. Management had previously accounted for the RSU as an increase to accrued incentive compensation and incentive compensation expense over the vesting period. See Note 13 to the accompanying consolidated financial statements. There has been no adjustment to the Consolidated Statements of Operations.
      This Form 10-K/ A amends and restates the Consolidated Statements of Financial Condition, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders’ Equity of the Original Filing and amends and restates the notes to accompanying consolidated financial statements by amending Note 1 to include additional disclosure relating to the firm methodology for depreciating fixed assets and Note 13 to reflect the treatment of RSUs and adding Note 18 describing subsequent events. Although this Form 10-K/ A contains all of the items required to be included in an Annual Report on Form 10-K, no other information in the Original Filing is hereby amended. Except to the extent modified or updated by Note 18, the foregoing items have not been amended to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in BKF’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. In addition, Item 15 of Part IV of the Original Filing has been amended to contain the updated consents of the Company’s current independent registered public accounting firm and its predecessor and current certifications from BKF’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act. (See Exhibits 23, 31.1, 31.2, 32.1. and 32.2.)

PART I

Item 1.	Business
Introduction
      BKF Capital Group, Inc. (“BKF”) operates entirely through John A. Levin & Co., Inc. (“John A. Levin & Co.”), an SEC-registered investment adviser, and its related entities. John A. Levin & Co. owns 100% of LEVCO Securities, Inc. (“LEVCO Securities”), a registered broker-dealer, and Levco GP, Inc. (“Levco GP”), which is the general partner of several investment partnerships managed by Levco, which are referred to as the “Levco Partnerships.” Levin Management Co., Inc. (“Levin Management”), which is 100% owned by BKF and in turn owns 100% of John A. Levin & Co., provides administrative and management services to John A. Levin & Co. and its related companies. Levin Management and all its subsidiaries are referred to collectively herein as “Levco.”
      BKF was incorporated in Delaware in 1954. Its executive offices are located at One Rockefeller Plaza, New York, New York 10020. Its telephone number is (212) 332-8400, and its website address is www.bkfcapital.com. BKF makes available its annual report on Form 10-K/ A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, free of charge, on its website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.
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
      LEVCO Securities clears through Bear Stearns Securities Corp. (“Bear Stearns”) on a fully disclosed basis. Generally, LEVCO Securities’ clients are advisory clients of John A. Levin & Co., and the trades executed through it are generally placed by John A. Levin & Co. in its capacity as investment adviser.
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
(PIE CHART)
      Institutional and Individual Separate Accounts. As of December 31, 2004, directly managed institutional accounts represented approximately 22% of Levco’s total assets under management, with a total market value of approximately $3.0 billion. As of such date, Levco served as investment adviser to in excess of 95 separate institutional accounts. The average institutional account value at December 31, 2004 was approximately $30 million.
      Levco also directly manages accounts for individuals, which comprised approximately 13% of Levco’s total assets under management as of December 31, 2004, with a total market value of approximately $1.7 billion. As of December 31, 2004, Levco’s individual client base represented approximately 390 accounts, the average value of which was approximately $4 million.
      Sub-Advisory Relationships. Levco has established a number of relationships in which it acts as a sub-adviser to a financial intermediary. These financial intermediaries include defined contribution plan platform providers, sponsors of registered investment fund complexes and sponsors of other commingled vehicles. As of December 31, 2004, assets managed pursuant to such sub-advisory relationships totaled approximately $2.6 billion, representing approximately 19% of Levco’s total assets under management. The single largest sub-advisory relationship totaled approximately $1.2 billion, representing approximately 9% of Levco’s total assets under management. Registered investment funds to which Levco acted as an adviser or sub-adviser as of December 31, 2004 accounted for approximately $1.2 billion, or approximately 9%, of assets under management. Also included in this category of sub-advisory relationships is Levco Series Trust, a proprietary mutual fund available to insurance company separate accounts and qualified benefit plans that was formed in 1997 and that as of December 31, 2004 had approximately $33 million in assets under management.
      Wrap Fee Accounts. Levco participates in a number of wrap fee programs sponsored by financial institutions. In such programs, clients pay the sponsoring broker an asset-based fee that covers brokerage commissions, advisory services, custodial fees and other reporting and administrative services. Investors are able to select Levco from among a limited number of managers participating in the program, and Levco receives a portion of the wrap fee paid by the clients who select Levco to manage their accounts through the program. With approximately $2.3 billion of managed assets as of December 31, 2004, wrap fee accounts represented approximately 17% of Levco’s total assets under management. Of this total, approximately $1.9 billion, or approximately 14% of Levco’s total assets under management, were with a single sponsor. As of December 31, 2004, Levco had approximately 9,400 wrap fee accounts, the average value of which was approximately $230,000.

      Event-Driven Accounts. As of December 31, 2004, event-driven accounts, with a total market value of approximately $2.6 billion, represented approximately 19% of Levco’s total assets under management. These accounts invest in event-driven situations, including (i) merger arbitrage and event arbitrage transactions, (ii) corporate restructuring and other event-driven situations, (iii) convertible securities on an outright and hedged basis, (iv) subordinated debt, debt claims, bank debt and other loans that are potentially volatile, including securities in undervalued, vulnerable, distressed and bankrupt entities, and (v) other securities or instruments in which the strategy may realize value based on fundamental factors.
      Long-Short Equity Accounts. In May 2002, Levco launched a fundamental, trading-oriented long-short equity strategy which, as of December 31, 2004, had approximately $792 million in assets under management. These accounts, which include proprietary private investment vehicles and separately managed accounts, represent approximately 6% of Levco’s total assets under management.
      Short-Biased Accounts. As of December 31, 2004, short-biased accounts, with a total market value of approximately $422 million, represented approximately 3% of Levco’s total assets under management. These accounts comprise a number of proprietary unregistered investment funds and other accounts that employ a short-biased alternative investment strategy.
      Other Private Investment Funds. As of December 31, 2004, proprietary unregistered investment funds following a variety of alternative investment strategies, with a total market value of approximately $185 million (excluding the event driven, short-biased and certain long-short vehicles), represented approximately 1% of Levco’s total assets under management.
      The table below shows the assets under management of Levco at the dates indicated:
ASSETS UNDER MANAGEMENT

	At December 31,

	2004	2003	2002	2001	2000

	(In millions)
Long-Only Accounts:
Institutional Accounts	$2,964	$2,953	$2,562	$3,772	$3,262
Sub-advisory Accounts	2,641	2,306	1,861	2,169	1,802
Non-institutional Accounts	1,713	1,640	1,489	2,000	2,196
Wrap Fee Accounts	2,319	2,502	2,982	4,448	2,975

Total Long-Only	9,637	9,401	8,894	12,389	10,235
Alternative Strategies:
Event Driven Accounts	2,568	2,418	1,849	1,533	1,071
Long-Short Accounts	792	434	18	—	—
Short-Biased Accounts	422	340	452	310	179
Other Private Investment Funds	185	67	72	34	23

Total Alternative Strategies	3,967	3,259	2,391	1,877	1,273

Total	$13,604	$12,660	$11,285	$14,266	$11,508

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
COMPARISON OF ANNUAL RETURNS
(as of December 31, 2004)*

						Inception
	1-Yr	3-Yr	5-Yr	7-Yr	10-Yr	(Since 1986)

Levco Composite (net)	14.50	2.62	3.80	7.49	12.70	13.57
S&P 500 Index	10.88	3.59	(2.30)	4.77	12.07	12.32
Russell 1000 Value Index	16.49	8.57	5.27	6.99	13.82	13.03

*	Periods greater than 1 Yr are annualized
Past performance is not a guarantee of future performance.
Notes to Comparison of Annual Returns
      Composite: All accounts managed pursuant to a Large Cap Value strategy on a fully discretionary basis, including taxable and tax-exempt accounts, are included in the composite after the account has been managed for one full calendar quarter, with the following exceptions:

•	Immediate family and related accounts.

•	Accounts with assets under $1,000,000.

•	One account for which only the equity portion of the portfolio is managed.

•	Certain investment funds and managed accounts with different investment strategies.

•	Accounts managed under a broker-sponsored wrap-fee program.

(A complete list and description of the firm’s composites is available upon request.)
      Calculation of Performance: The Company computes its Rate of Return on a “time weighted” basis for each eligible account. The composite performance is time weighted and is equal to the change in the value of the portfolio, including capital appreciation, depreciation and income, as a percentage of the beginning market value of the portfolio adjusted for contributions and withdrawals. Beginning in 1999, the rates of return are compiled monthly and linked to obtain a quarterly return. Prior to 1999, the rates of return were compiled quarterly. Gross of fees investment results are net of broker commissions and expenses related to trading, and net results are further reduced by the investment management fees. For the periods from 1986 through 1990, the net results reflect the deduction of a 1% investment management fee payable quarterly at the rate of .25% of ending market value. This is the maximum investment management fee charged by the firm. These results do not reflect actual fees charged. For the period from January 1, 1991 through December 31, 2004, the net results shown reflect the deduction of the dollar-weighted fee rate paid by all accounts in the composite. The dollar-weighted fee rate has been calculated by dividing the quarterly investment management fees paid by the accounts in the composite by the total composite asset value. This dollar-weighted fee rate also includes the performance fees paid by certain accounts. Inclusion of the performance-based fees does not materially affect the dollar-weighted fee rate. For accounts up to $100 million, the firm’s asset-based fee schedule is: 1% of asset value of accounts of less than $5 million; ..75% of asset value for accounts $5 million to $15 million; for accounts greater than $15 million, the fee is .75% on the first $15 million and .50% on the balance up to $100 million. For accounts in excess of $100 million, the firm’s asset-based fee schedule is: ..425% on the first $100 million, .25% on the next $200 million, and .20% thereafter. The minimum blended fee rate is .25%. The firm does offer performance-based fees. The investment management fees are described in Part II of the Company’s Form ADV.
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
      In connection with Levco’s activities as a broker-dealer, Levco maintains a contractual relationship with Bear Stearns for clearance services. The agreement is a standard clearing agreement that either party may terminate upon 30 days’ prior written notice (or immediately for cause). The agreement assigns account supervisory responsibility to Levco and grants Bear Stearns the authority to execute and report securities transactions for Levco’s clients.
Employees
      As of December 31, 2004, BKF and its subsidiaries employed 151 people, including 51 investment professionals, of whom 21 were primarily portfolio managers, 23 were primarily securities analysts and 7 were traders.
Business Strategy
      The achievement of strong performance returns is the foundation on which Levco’s business strategy is based. Levco seeks to capitalize on the strength of its long-term performance record and its experienced investment and professional staff to increase its assets under management. Its business strategy contains the following key elements:
      Attracting and Retaining Experienced Professionals. As an investment management firm focused on active portfolio management, fundamental research and superior client service, Levco’s goal is to attract and retain the talent necessary to implement its investment strategies and service its clients. Each of the other elements of its business strategy is highly dependent on the attraction and retention of qualified personnel. Management believes that allowing employees to develop important economic stakes in the success of the particular products to which they contribute and of BKF as a whole will be a key factor in the achievement of its business objectives.
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
      Development of Alternative Investment Strategies. The development of alternative investment strategies has added depth and breadth to Levco’s research efforts and allowed for a broader range of investment offerings. The event driven strategies have significantly increased their assets under management over the past five years and, since it receives incentive fees, BKF has seen its revenues from these strategies increase dramatically. A fundamental, trading-oriented long-short strategy has also grown rapidly since its inception in May 2002. During the bear market in 2001 and 2002, Levco’s short-biased alternative investment strategy also enjoyed significant growth in assets and revenues. Alternative investment strategies, however, do face capacity constraints. Levco is seeking to increase its ability to manage assets in alternative investment strategies through the addition of skilled investment personnel, increased marketing of existing alternative investment strategies that have significant unused capacity, and the development of new alternative investment products. In 2001, Levco hired personnel to manage portfolios focused on distressed debt, and in July 2001 two private investment vehicles were launched to pursue this strategy (whose assets are included within our event-driven product). In 2002, Levco hired personnel to manage a long-short trading oriented alternative investment strategy, and two private investment vehicles were launched to pursue this strategy. In 2003, Levco hired a portfolio manager who is managing a vehicle that is pursuing a fundamentally based, long-short strategy focused on the small/mid cap equity sector. In 2004, Levco launched a long-short equity strategy under the management of an investment professional who had formerly been affiliated with the short-biased investment team.
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
Risk Factors
      In addition to the risks referred to elsewhere in this Annual Report on Form 10-K/ A, the following risks, among others, sometimes have affected, and in the future could affect, BKF’s business, financial condition or results of operations. The risks described below are not the only ones facing BKF. Additional risks not presently known to BKF or that BKF currently deems insignificant may also impact its business.
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
      In 2004, the event-driven strategies, which have been led for an extended period of time by two Senior Portfolio Managers, represented approximately 37% of the asset-based investment advisory fees, approximately 70% of the incentive fees and approximately 48% of BKF’s total fees (see Item 6 — Selected Financial Data). As is noted in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Mr. Frank Rango, one of the two Senior Portfolio Managers of the event-driven group, has announced his intention to relinquish such position as of the conclusion of 2005. Mr. Henry Levin will continue as the sole Senior Portfolio Manager for the group.
      As a result of this dependence on key personnel, and the ability of investment personnel or groups of investment personnel to start their own independent businesses, management may be constrained in its ability to negotiate compensation with senior personnel. Levco’s key investment personnel, including Mr. Levin, are not subject to employment contracts.
      Levco’s future success depends on its ability to retain and attract qualified personnel to conduct its investment management business. To the extent that Levco further diversifies its products and strategies, BKF anticipates that it will be necessary for Levco to add portfolio managers and investment analysts. The implementation of BKF’s business strategy requires the addition of a senior executive officer. No assurance can be given that Levco will succeed in its efforts to recruit and retain the required personnel. Because of its relatively smaller size, Levco may have relatively fewer resources with which to recruit and retain personnel.

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
Levco is dependent on a limited number of investment strategies
      Levco currently derives most of its revenues from three investment offerings — a large cap value strategy, an event-driven alternative investment strategy, and an actively traded long-short US equity strategy. While these strategies may often perform differently in a given investment environment, adverse developments with regard to any of these strategies could have a material adverse effect on Levco’s business.
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
Adverse developments with regard to significant customers or relationships could adversely affect Levco’s revenues
      As of December 31, 2004, Levco had approximately 240 customers (counting as single customers each wrap fee program and related family and institutional accounts and excluding proprietary pooled investment vehicles and other accounts following alternative investment strategies), of which the ten largest customers generated approximately $19.4 million of revenues for Levco in 2004 (including incentive fees), or approximately 16.3% of BKF’s total fees (see Item 6 — Selected Financial Data).
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
      Poor Investment Performance of the Private Investment Funds. BKF derives revenue from incentive fees and general partner incentive allocations earned with respect to its proprietary unregistered investment funds. Stronger positive performance by these funds generates higher incentive fees and incentive allocations because those fees and allocations are based on the performance of the assets under management. On the other hand, relatively poor performance will result in lower or no incentive fees or allocations, and will tend to lead to decreased assets under management and the loss of accounts, with corresponding decreases in revenue. In addition, the private investment funds generally operate under “high water mark” provisions, which reduce the incentive fees and general partner incentive allocations earned in periods of positive performance to the extent that prior losses experienced by the fund have not yet been recouped.
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
Special Note Regarding Forward-Looking Statements
      Some of the statements made in this Annual Report on Form 10-K/ A, including statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, including, most importantly, those statements preceded by, followed by, or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For those statements, BKF claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF’s current expectations and are susceptible to a number of risks, uncertainties and other factors, and BKF’s actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability of qualified personnel; the performance of the securities markets and of value stocks in particular; the investment performance of client accounts; the retention of significant client and/or distribution relationships; competition; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred to in this document and in BKF’s other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF’s control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF’s policy generally not to make any specific projections as to future earnings, and BKF does not endorse any projections regarding future performance that may be made by third parties.

Item 2.	Properties
      BKF’s executive offices are located at One Rockefeller Plaza, New York, New York. BKF’s offices currently encompass approximately 56,000 square feet and are governed by a lease which expires September 30, 2011 (except for approximately 7,000 square feet for which the lease will expire on November 30, 2008). The majority of BKF’s operations are conducted at this location. BKF believes that these facilities are adequate for its current and anticipated levels of operation. BKF also maintains a business continuity facility located at Five River Bend, Stamford, Connecticut. This facility encompasses approximately 5,000 square feet and is governed by a lease which expires September 30, 2011.
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

Item 3.	Legal Proceedings
      Neither BKF, Levco nor their affiliates are currently involved in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2004.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
      BKF’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “BKF”. At the close of business on March 1, 2005, there were 721 holders of record of BKF’s common stock.

      The following table sets forth for the periods indicated (i) the high and low reported sale prices per share for the common stock as reported on the NYSE and (ii) cash dividends per share of common stock declared during the period:

	Stock Price Ranges
			Dividend
2004	High	Low	Declared

First quarter	$27.00	$24.72	$0.10
Second quarter	$29.90	$26.40
Third quarter	$29.40	$26.01	$0.225	(a)
Fourth quarter	$38.00	$29.80
2003

First quarter	$18.45	$16.24
Second quarter	$22.28	$15.65
Third quarter	$24.50	$20.15
Fourth quarter	$25.15	$21.75

(a)	reflects dividends of $0.10 declared on July 9, 2004 and $0.125 declared on September 23, 2004.
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
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
			Purchased as Part	of Shares (or Units) That
	Total Number of		of Publicly	May Yet Be Purchased
	Shares (or Units)	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Program

10/1/04 – 10/31/04	50,721	$31.80	Not Applicable	Not Applicable
11/1/04 – 11/30/04	39,439	$35.12	Not Applicable	Not Applicable
12/1/04 – 12/31/04	73,107	$37.82	Not Applicable	Not Applicable

Item 6.	Selected Financial Data
      The selected financial data has been derived in part from BKF’s audited 2004, 2003, 2002, 2001 and 2000 unaudited consolidated pro forma statements of operations and should be read in conjunction with such statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K/ A. All amounts are in millions, excluding share and per share data.

	Year Ended December 31,

					Pro Forma
	2004	2003	2002	2001	2000(a)

	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
Revenues:
Investments Management Fees (IMF):
Advisory	$25.4	$24.8	$29.0	$33.0	$29.5
Wrap Accounts	9.3	10.2	16.4	16.6	10.3
Event-Driven	28.9	18.7	12.7	8.6	4.5
Long-Short	9.3	2.4	—	—	—
Short-Biased	4.6	4.0	3.4	2.0	1.2
Other Alternative Investments	0.8	0.2	0.3	0.3	0.1

Total IMF Fees	78.3	60.3	61.8	60.5	45.6
Incentive Fees and Allocations:
Event-Driven	28.6	32.2	17.4	22.2	24.4
Long-Short	8.8	5.2	0.1	—	—
Short-Biased	—	(2.3)	6.8	2.1	1.5
Other	2.2	0.6	0.1	3.3	2.7
Other Alternative Investments	1.3	0.6	0.2	0.8	0.7

Total Incentive Fees	40.9	36.3	24.6	28.4	29.3
Total Fees	119.2	96.6	86.4	88.9	74.9
Commission Income and Other	1.5	2.0	2.9	2.5	1.7

Total Revenues	120.7	98.6	89.3	91.4	76.6
Expenses:
Employee Compensation and Benefits	93.8	77.8	61.8	60.1	57.4
Non-Compensation Expenses	19.7	25.7	20.6	15.4	11.7

Total Expenses	113.5	103.5	82.4	75.5	69.1

Income (loss) before interest, taxes and amortization	7.2	(4.9)	6.9	15.9	7.5

Net investment income	1.6	1.5	1.0	2.9	1.5
Net investment income — consolidated affiliated partnerships (“CAP”)	1.2	2.6	(2.9)	—	—
Minority interest from CAP	(0.7)	(1.7)	3.3	—	—
Amortization of intangibles	(7.0)	(7.0)	(7.0)	(9.5)	(7.6)

Income (loss) before taxes	2.3	(9.5)	1.3	9.3	1.4
Income tax expense (benefit)	4.1	(1.1)	3.7	7.8	(0.7)

Income (loss) before cumulative effect of accounting change	(1.8)	(8.4)	(2.4)	1.5	2.1
Cumulative effect of accounting change	—	—	—	—	(53.4)

Net income (loss)	$(1.8)	$(8.4)	$(2.4)	$1.5	$(51.3)

	Year Ended December 31,

					Pro Forma
	2004	2003	2002	2001	2000(a)

	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
Per share data:
Basic:
Income (loss) before cumulative effect of accounting change	$(0.25)	$(1.26)	$(0.37)	$0.23	$0.32
Cumulative effect of accounting change	—	—	—	—	(8.21)

Net income (loss)	$(0.25)	$(1.26)	$(0.37)	$0.23	$(7.89)

Diluted:
Income (loss) before cumulative effect of accounting change	$(0.25)	$(1.26)	$(0.37)	$0.20	$0.32
Cumulative effect of accounting change	—	—	—	—	(8.15)

Net income (loss)	$(0.25)	$(1.26)	$(0.37)	$0.20	$(7.83)

Basic weighted average shares outstanding(1)	6,949,031	6,673,371	6,624,313	6,546,077	6,504,890

Diluted weighted average shares outstanding(1)	6,949,031	6,673,371	6,624,313	7,364,333	6,549,889

(1)- Gives effect for reverse stock split of 1 for 6 effectuated January 7, 2000. Assumes same amount of shares were outstanding throughout period.

(a) The amounts reflect Pro forma income of the Company assuming that the Company had de-registered as an investment company and distributed all of it’s assets as of December 31, 1995 and recasts the acquisition of Levco using purchase accounting with the cumulative effect of accounting change recorded in 2000.

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

      At December 31, 2004, assets under management at Levco were $13.6 billion, compared to $12.7 billion a year earlier. Following is a comparison of Levco’s assets under management as defined by product and client type:

	At December 31,

	2004	2003	2002

	(In millions)
Long-Only Accounts:
Institutional Accounts	$2,964	$2,953	$2,562
Sub-advisory Accounts	2,641	2,306	1,861
Non-institutional Accounts	1,713	1,640	1,489
Wrap Fee Accounts	2,319	2,502	2,982

Total Long-Only	9,637	9,401	8,894
Alternative Strategies:
Event Driven Accounts	2,568	2,418	1,849
Long-short Accounts	792	434	18
Short-Biased Accounts	422	340	452
Other Private Investment Funds	185	67	72

Total Alternative Strategies	3,967	3,259	2,391

Total	$13,604	$12,660	$11,285

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
      Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward Looking Statements.”
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
      Occupancy and equipment rental decreased 5.3% to $5.99 million in 2004 from $6.32 million in 2003. This decrease resulted primarily from the relinquishment of space at BKF’s headquarters in 2003, which was partly offset by an increase in depreciation and amortization expense resulting from fixed asset additions made in 2003 and 2004 relating to leasehold improvements and computer network upgrades.

      Other operating expenses of BKF for 2004 were $13.53 million, reflecting a decrease of 4.0% from $14.09 million in 2003. This decrease primarily reflected (i) a decrease in portfolio management and trading system costs (which bear a correlation to the number of accounts managed in wrap fee programs) and (ii) a decrease in consulting fees paid in connection with the establishment of Levco Europe, LLP (as the consultant established an employee relationship so that compensation for 2004 was reflected in employee compensation and benefits), which decreases were partly offset by increases in expenses relating to (i) the implementation of the requirements of the Sarbanes-Oxley Act and (ii) increased premiums for directors and officers/errors and omissions insurance coverage. It should also be noted that a significant portion of management’s time was spent on the implementation of the requirements of the Sarbanes-Oxley Act.
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
      In 2003, BKF had realized and unrealized gains on investments (excluding consolidated affiliated partnerships) of $1.02 million, comprised primarily of (1) the receipt of approximately $189,000 from the settlement of class action suits relating to investments made by BKF during the time it was a registered investment company and (2) net gains of $785,000 in its investments in a range of alternative investment strategies (excluding $8.93 million in incentive allocations from affiliated partnerships). As of year end, approximately $8.10 million (excluding incentive allocations) was invested in such strategies. In 2002, BKF had realized and unrealized gains on investments (excluding consolidated affiliated partnerships) of $31,000, reflecting (1) the receipt of approximately $185,000 from the settlement of class action suits relating to investments made by BKF during the time it was a registered investment company and (2) the net losses in its investments in a range of long only and alternative investment strategies (excluding $7.50 million in incentive allocations from affiliated partnerships). As of year end 2002, approximately $1.83 million (excluding incentive allocations) was invested in such strategies. Realized and unrealized gains and losses on investments in affiliated, non-consolidated investment partnerships are recorded by BKF under the equity method of accounting based on BKF’s proportionate share of the income or loss earned or incurred by the partnerships.
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
Liquidity and Capital Resources
      BKF’s current assets as of December 31, 2004 consist primarily of cash, U.S. Treasury bills, advisory fees receivable and marketable equity securities. While BKF’s daily business operations are not generally capital intensive, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element in BKF’s business plan, and such seed capital investments may require substantial financial resources. Due to its relatively small size, BKF may consider a number of options to obtain such seed capital. BKF has historically met its cash and liquidity needs through cash generated by operating activities. At December 31, 2004, BKF had cash, cash equivalents and U.S. Treasury bills of $44.05 million, as compared to $37.44 million at December 31, 2003. This increase primarily reflects the collection of fees and receivables during 2004 and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships, which was partly offset by the payment of dividends, the purchases of fixed assets and the investment of capital in affiliated investment partnerships. The increase in investment advisory and incentive fees receivable from $37.84 million at December 31, 2003 to $40.01 million at December 31, 2004 primarily reflects the accrual of incentive fees (which are primarily earned as of the conclusion of the calendar year) , which was partly offset by the receipt in 2004 of incentive fees earned in 2003.
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
      Accrued expenses were $4.08 million at December 31, 2004, as compared to $3.35 million at December 31, 2003. The largest component of such expenses is the accrual for third party marketing fees. Expenses accrued during 2004 were offset primarily by the payment of accrued third party marketing fees.
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
      Based upon BKF’s current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. BKF’s business is not seasonal. Except for the lease commitments and related expenditures described below, BKF has no material commitments for capital expenditures. The Company has office space obligations that require monthly payments plus escalations through September 2011.
Off Balance Sheet Risk
      Levco GP serves as the managing general partner for several affiliated investment partnerships which trade primarily in equity securities or, in the case of one partnership, in distressed corporate debt. As of December 31, 2004, total partners’ capital in these partnerships was approximately $614.13 million. As of December 31, 2004, the sum total of Levco GP’s capital accounts in the affiliated investment partnerships was approximately $17.36 million. The financial condition and results of operations of certain of these affiliated investment partnerships are not included in BKF’s consolidated statements of financial condition (except to the extent of Levco GP’s equity ownership). Levco GP has not guaranteed any of the affiliated investment partnerships’ obligations, nor does it have any contractual commitments associated with them.

Contractual Obligations
      As of December 31, 2004, the Company’s contractual obligations, including payments due by period, are as follows ($ in thousands):

	Payments Due by Period

	Total	2005	2006-2007	2008-2009	Thereafter

Operating leases	$22,937	$3,002	$6,104	$7,378	$6,453
Accrued lease loss amendment	3,843	415	1,048	1,074	1,306

Total Contractual Obligations	26,780	3,417	7,152	8,452	7,759

Operating lease — UK (executed February 2005)	997	82	262	262	391

Total Contractual Obligations, subsequent to December 31, 2004	$27,777	$3,499	$7,414	$8,714	$8,150

Critical Accounting Policies

Revenue Recognition and Related Expenses
      With respect to incentive fees and allocations, BKF has elected to accrue income on a quarterly basis, though such fees and allocations are determined and billed or allocated at the end of the applicable measurement period. Such accruals, as well as related compensation and third party referral fees, may be reversed as the result of subsequent investment performance prior to the conclusion of the applicable contract year or investor withdrawal. Alternatively, BKF could have adopted a policy of not recognizing such fees or allocations until the respective payments are fixed at the end of the performance measurement period. Since most incentives fees or allocations are determined as of the end of the calendar year, the adoption of a revenue recognition policy that defers recognition of incentive fees or allocations and associated expenses could result in much lower levels of income, and associated compensation expenses, for periods prior to the fourth quarter. BKF’s annual financial results would not be materially affected, as most of the performance measurement periods conclude on December 31.

Purchase Price Allocation
      In order to account for the acquisition of Levco by BKF in 1996 utilizing the purchase method of accounting, Levco’s cost in excess of net assets was reflected in the following intangible items: goodwill, employment contracts for key personnel and investment advisory contracts. The total value of these intangibles at the time of the acquisition was $116.8 million. BKF determined that 20% of that amount was attributable to goodwill, 20% to the employment contracts and 60% to the investment contracts. BKF amortizes the value of the investment contracts over a ten year period, and amortized the employment contracts, which have all expired, over their respective terms. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” commencing in 2002, the net carrying value of the goodwill of $14.8 million at December 31, 2001, ceased to be amortized. Goodwill is subject to an annual impairment test.

Investments in Affiliated Investment Partnerships
      Levco GP serves as the managing general partner for several affiliated investment partnerships which are not consolidated with BKF. These general partnerships are periodically assessed to determine whether the underlying assets and liabilities should be consolidated. See “Item 7 — Off Balance Sheet Risk.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Since BKF’s revenues are largely driven by the market value of Levco’s assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter with respect to which the investment advisory fee is charged, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues for the quarter. Furthermore, since Levco manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on Levco’s revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, Levco’s event-driven strategies, could reduce performance based incentive fees and allocations and thereby negatively impact BKF’s revenues. In addition, as of December 31, 2004 and 2003, BKF had invested (1) $1.34 million and $1.05 million, respectively, in seed capital for long-only equity products, which investments could be similarly impacted by a decline in the performance of value stocks, and (2) $18.95 million and $13.36 million (excluding accrued incentive allocations), respectively, in proprietary alternative investment strategies, which are also exposed to market fluctuations.
      The following table (dollars in thousands) summarizes our investments as of December 31, 2004 and December 31, 2003 in long-only equity products and alternative investment strategies (excluding incentive allocations) and provides a sensitivity analysis assuming a 10% increase or decrease in the value of these investments.

		Fair Value Assuming	Fair Value Assuming
		10% Decrease in	10% Increase in
	Fair Value	Equity Price	Equity Price

At December 31, 2004
Equity price sensitive investments, at fair value	$20,295	$18,266	$22,325
At December 31, 2003
Equity price sensitive investments, at fair value	$14,413	$12,972	$15,854

Item 8.	Financial Statements and Supplemental Data
      The independent auditor’s reports and financial statements listed in the accompanying index are included in Item 15 of this Annual Report on Form 10-K/ A. See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There have been no disagreements on accounting or financial disclosure matters.

Item 9A.	Controls and Procedures
Management’s Report on Internal Control over Financial Reporting
      BKF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, BKF conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, management concluded that BKF’s internal control over financial reporting was effective as of December 31, 2004.
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
      BKF’s Chief Executive Officer and Chief Financial Officer have furnished in this Annual Report on Form 10-K/ A the certifications required under Sections 306 and 902. In addition, BKF’s Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by BKF of the corporate governance listing standards of the NYSE.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
     BKF Capital Group, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A., that BKF Capital Group, Inc. (a Delaware corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). BKF Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that BKF Capital Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in our opinion, BKF Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of BKF Capital Group, Inc. and Subsidiaries of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
New York, New York
March 10, 2005
PART III

Item 10.	Directors and Executive Officers.
      The following table sets forth certain information about the current directors of the Company that are nominated for election in the Company’s annual meeting of stockholders in 2005.
DIRECTORS NOMINATED FOR ELECTION

			Expiration of
Name, Age, and Principal		Director	Current	Expiration of	Other Business
Occupation During the Last Five Years	Since	Class	Term	Term if Elected	Affiliation(s)

J. Barton Goodwin — age 58 Managing Director of BCI Partners, Inc. (private capital investment group); General Partner of Bridge Associates II . (private capital investment group) and Teaneck Associates . (private capital investment group) and member of Glenpointe Associates, LLC . (private capital investment group), Glenpointe V, LLC . (private capital investment group) and BCI Investors, LLC . (private capital investment group) since 1986	1987	III	2005	2008
John A. Levin — age 66 Chairman since February 2000; Chief Executive Officer and President of the Company and Chairman and Chief Executive Officer of Levin Management Co., Inc. and John A. Levin & Co., Inc. since June 1996; prior thereto, President and Securities Analyst/ Portfolio Manager of the predecessor to John A. Levin & Co., Inc.	1996	III	2005	2008
Burton G. Malkiel — age 72 Professor of Economics, Princeton University since 1964	1982	III	2005	2008	Director of Vanguard Group of Investment Funds (106 funds)

      The following table sets forth certain information about the current directors of the Company that will continue in office.
DIRECTORS CONTINUING IN OFFICE

			Expiration of
Name, Age, and Principal		Director	Current
Occupation During the Last Five Years	Since	Class	Term		Other Business Affiliation(s)

Barton M. Biggs — age 72 Managing Partner, Traxis Partners since June 2003; prior thereto, Managing Director, Morgan Stanley since 1973; Chairman, Morgan Stanley Asset Management since 1975; Chairman, Morgan Stanley Institutional Funds (1996-2003)	2003	I	2006
David D. Grumhaus — age 69 Travel 100 Group (travel company) and Casey Travel Corporation (travel agency) since 1991	1988	I	2006	(1)	Director of Niche Software Systems, Inc. (computer software company)
James S. Tisch — age 52 President since October 1994 and Chief Executive Officer since January 1999 of Loews Corporation (holding company whose subsidiaries are engaged in the following lines of business: insurance; production and sale of cigarettes; operation of hotels; natural gas transmission; operation of offshore oil and gas drilling rigs; and distribution and sale of watches and clocks) and Chief Executive Officer of Diamond Offshore Drilling, Inc. (offshore oil and gas company) since March 1998; prior thereto, Chief Operating Officer of Loews Corporation	2000	I	2006		Director of CNA Financial Corp. (holding company whose subsidiaries consist of insurance companies) and Vail Resorts, Inc. (resort operator)
Anson M. Beard, Jr. — age 69 Retired, former investment banker	2000	II	2007
Peter J. Solomon — age 66 Chairman of Peter J. Solomon Company, L.P. and Peter J. Solomon Securities Co., Ltd. (investment banking) since 1989	2000	II	2007		Director of Monro Muffler Brake, Inc. (automotive repair services) and Phillips-Van Heusen Corporation (apparel and footwear marketer/ manufacturer)
Dean J. Takahashi — age 47 Senior Director of Investments, Yale University, since 1996	1997	II	2007

(1)	Mr. Grumhaus currently expects to retire in May 2005.

      The following table sets forth certain information of the executive officers of the Company.

Name, Age, and Principal		Year First Elected or Became an
Occupation During the Last Five Years(1)	Office	Executive Officer

John A. Levin — age 66
Chairman since February 2000, Chief Executive Officer and President of the Company and Chairman and Chief Executive Officer of Levin Management Co., Inc. and John A. Levin & Co., Inc. since June 1996; prior thereto, President and Securities Analyst/ Portfolio Manager of the predecessor to John A. Levin & Co., Inc.
	Chairman, Chief Executive Officer and President	2000 (as Chairman) 1996 (as CEO and President)
Glenn A. Aigen — age 42 Senior Vice President, Chief Financial Officer and Treasurer of the Company, Levin Management Co., Inc. and John A. Levin & Co., Inc. since February 2000; Vice President, Chief Financial Officer and Director of Operations of Levin Management Co., Inc. and John A. Levin & Co., Inc. from June 1996 to February 2000; prior thereto, Director of Operations of the predecessor to John A. Levin & Co., Inc. since 1993	Senior Vice President, Chief Financial Officer and Treasurer	2000
Norris Nissim — age 38 Vice President, General Counsel and Secretary of the Company and Vice President and General Counsel of Levin Management Co., Inc. and John A. Levin & Co., Inc. since February 2000; Director of Legal Affairs of Levin Management Co., Inc. and John A. Levin & Co., Inc. from August 1996 to February 2000	Vice President, General Counsel and Secretary	2000
Henry L. Levin — age 42(2) Senior Portfolio Manager of John A. Levin & Co., Inc. and of Levin Management Co., Inc. for the previous five years. Mr. Levin joined the John A. Levin & Co., Inc. and Levin Management Co., Inc. in 1991	Senior Portfolio Manager	2005
Frank F. Rango — age 49(2) Senior Portfolio Manager of John A. Levin & Co., Inc. and of Levin Management Co, Inc. for the previous five years. Mr. Rango joined John A. Levin & Co., Inc. and Levin Management Co., Inc. in 1987	Senior Portfolio Manager	2005

(1)	Each executive officer of the Company generally holds office until the first meeting of the Board of Directors after the Annual Meeting of stockholders and until his or her successor is elected and qualified. Gregory T. Rogers resigned as the Company’s Executive Vice President and Chief Operating Officer effective September 30, 2004.

(2)	Messrs. Levin and Rango became executive officers of the Company for purposes of the SEC regulations on April 19, 2005 and therefore were not executive officers of the Company during fiscal 2004. See the section entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” for a description of their respective employment agreements.
Audit Committee and Audit Committee Financial Expert
      The primary purpose of the audit committee (the “Audit Committee”) is (i) to oversee the accounting and financial reporting processes of the Company, the Company’s compliance with legal and regulatory requirements, and the work of the independent registered public accounting firm of the Company, and (ii) to select, and determine the compensation of, such independent registered public accounting firm. The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee had five meetings during 2004.
      The Audit Committee is composed of David D. Grumhaus, J. Barton Goodwin and Burton G. Malkiel. Each member is independent and financially literate, as defined by The New York Stock Exchange’s listing standards that apply to the Company, and at least one member has accounting or financial management expertise, as required by these listing standards. The Board of Directors has determined that while no current member of the Audit Committee possesses all of the attributes of an “audit committee financial expert” (as defined by the Securities and Exchange Commission (the “SEC”)), the committee members have the appropriate experience and ability to perform their duties as Audit Committee members.
Code of Ethics
      The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and certain other personnel. These documents may be obtained, without charge, by writing to the Company at One Rockefeller Plaza, 19th Floor, New York , New York 10020 or by calling (800) Bkf-1891, and are posted on the Company’s website at www.bkfcapital.com.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
      Each director and executive officer of the Company and each beneficial owner of 10% or more of the Company’s common stock is required to report his or her transactions in shares of Company common stock to the SEC within a specified period following a transaction. Based on our review of filings with the SEC and written representations furnished to us during 2004, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period except that Messrs. Beard, Biggs, Goodwin, Grumhaus, Malkiel, Solomon, Takahashi and Tisch failed to timely file one report of a transaction related to the grant of restricted common stock under the Company’s 1998 Incentive Compensation Plan due to an administrative oversight. In each case, a report was filed promptly following discovery of the oversight.

Item 11.	Executive Compensation.
Executive Officer Compensation
      The following table sets forth compensation for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 received by the Company’s Chief Executive Officer, and the Company’s two other executive officers serving at the end of fiscal year 2004. These three officers are referred to as the “Named Executive Officers.” The table also sets forth compensation for Gregory Rogers, who served as Executive Vice President and Chief Operating Officer through September 30, 2004.
SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation

					Restricted		Securities
Name and				Other Annual	Stock		Underlying	All Other
Principal Position	Year	Salary($)	Bonus($)	Compensation(1)	Award(S)(2)		Options(#)	Compensation(3)

John A. Levin	2004	914,862	1,074,946	—	1,123,439	(4)		7,000
Chairman, Chief	2003	894,293	501,269	—	514,934	(5)	—	7,000
Executive Officer	2002	886,819	218,737	—	2,644,204	(6)	—	12,000
and President
Glenn A. Aigen	2004	247,665	746,465	—	59,430	(7)		6,500
Senior Vice President	2003	242,097	673,347	—	35,071	(8)	—	6,000
and Chief Financial	2002	240,074	942,210	—	426,899	(9)	—	11,000
Officer
Norris Nissim	2004	237,573	255,941	—	124,506	(10)		6,500
Vice President and	2003	232,232	167,768	—	—		—	—
General Counsel	2002	230,290	169,000	—	79,575	(11)	—	11,000
Gregory T. Rogers(12)	2004	315,779	97,677	—	—		—	(12)
Former Executive Vice	2003	421,038	598,766	—	—		—	6,000
President and Chief	2002	417,519	910,094	—	679,719	(13)	—	11,000
Operating Officer

(1)	With respect to each of the Named Executive Officers and Mr. Rogers, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus.

(2)	Holders of restricted stock have the same right to receive dividends as holders of other common stock of the Company.

(3)	Represents amounts contributed by the Company to the Company’s 401(k) plan. The Company did not grant any options in 2004 to any Named Executive Officers and Mr. Rogers.

(4)	Represents the fair market value, as of the grant date, of 24,465 shares of restricted stock granted on March 10, 2005 with respect to 2004 bonus compensation. One third of these shares will vest on December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(5)	Represents the fair market value, as of the grant date, of 20,321 shares of restricted stock granted on March 10, 2004 with respect to 2003 bonus compensation. The shares of restricted stock vest on March 9, 2007.

(6)	Represents the fair market value, as of the grant date, of 161,725 Restricted Stock Units (“RSU”) granted on March 12, 2003 with respect to 2002 bonus compensation. With respect to 71,320 of these RSUs, one third vested on each of December 31, 2003 and December 31, 2004 and one third will vest on December 31, 2005, but the delivery of the shares of common stock underlying the RSUs will not occur until December 31, 2005, and delivery may be deferred by the Named Executive Officer. With respect to the other 90,405 RSUs, such RSUs will vest on December 31, 2005, but the delivery of shares of common stock underlying the RSUs may be deferred by the Named Executive Officer.
       As of December 31, 2004, Mr. Levin held an additional 71,413 RSUs with an aggregate value of $2,706,553.

(7)	Represents the fair market value, as of the grant date, of 1,400 shares of restricted stock granted on March 10, 2005. One third of these shares will vest on each of December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(8)	Represents the fair market value, as of the grant date, of 1,384 shares of restricted stock granted on March 10, 2004 with respect to 2003 bonus compensation. The shares of restricted stock vest on March 9, 2007.

(9)	Represents the fair market value, as of the grant date, of 26,110 RSUs granted on March 12, 2003 with respect to 2002 bonus compensation. With respect to 6,110 of these RSUs, one third vested on each of December 31, 2003 and December 31, 2004 and one third will vest on December 31, 2005, but the delivery of the shares of common stock underlying the RSUs will not occur until December 31, 2005, and delivery may be deferred by the Named Executive Officer. With respect to the other 20,000 RSUs, such RSUs will vest on December 3, 2005, but the delivery of shares of common stock underlying the RSUs may be deferred by the Named Executive Officer.
       As of December 31, 2004, Mr. Aigen held an additional 66,430 RSUs with an aggregate value of $2,517,697.

(10)	Represents the fair market value, as of the grant date, of 2,933 shares of restricted stock granted on March 10, 2005. One third of these shares will vest on each of December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(11)	Represents the fair market value, as of the grant date, of 4,867 RSUs granted on March 12, 2003 with respect to 2002 bonus compensation. The RSUs will vest on December 3, 2005, but the delivery of shares of common stock underlying the RSUs may be deferred by the Named Executive Officer.

(12)	Mr. Rogers resigned from the Company effective September 30, 2004. On September 30, 2004, Mr. Rogers entered into a Separation Agreement and General Release, dated as of September 29, 2004 with Levin Management Co., Inc., a subsidiary of the Company (“Levin Management”). Under such agreement, Mr. Rogers received or will receive the following payments: (i) a lump sum separation amount of $97,677 to be paid on or about September 30, 2004, (ii) a payment of $12,500 on each of January 1, 2005, February 1, 2005, March 1, 2005, April 1, 2005, May 1, 2005 and June 1, 2005 for consulting services to be rendered to Levin Management for the period January 1, 2005 through June 30, 2005 and (iii) a payment of $37,500 on each of July 1, 2005 and September 1, 2005 for consulting services to Levin Management provided that Mr. Rogers has established a bona fide consulting business. Levin Management will also pay for Mr. Rogers’ medical benefits until the earlier of September 30, 2005 or until Mr. Rogers becomes employed and covered by another group insurance plan. Such agreement also provided for the delivery to Mr. Rogers, within 30 days of September 30, 2004, of an aggregate of 76,128 shares of the Company’s common stock issuable under deferred stock agreements between the Company and Mr. Rogers. Mr. Rogers is entitled to receive the cash value of 3,334 shares (valued as of September 30, 2004), in lieu of the receipt of such shares, by giving written notice, which Mr. Rogers has provided. In addition, pursuant to the terms of an option award agreement, Mr. Rogers had 30 days from September 30, 2004 to purchase up to 65,049 shares of the Company’s common stock underlying stock options granted to him at an exercise price of $13.03125 per share (the exercise price of the options). For all shares of the Company’s common stock to be delivered to Mr. Rogers under the separation agreement, Mr. Rogers is required to grant to persons designated by the Company his proxy to vote in accordance with the recommendation of management with respect to any matters to be voted on by stockholders of the Company. The separation agreement also includes a mutual release of claims between Mr. Rogers and Levin Management.

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

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
      The following table sets forth certain information concerning the exercise of options to purchase the Company’s common stock during 2004 by the Named Executive Officers and the value of unexercised in-the-money options to purchase shares of the Company’s common stock granted to the Named Executive Officers outstanding as of December 31, 2004.

			Number of Securities Underlying	Value of Unexercised In-The-
	Shares		Unexercised Options at Fiscal	Money Options at Fiscal
	Acquired	Value	Year-End 2004 (#)	Year-End 2004 ($)(1)
Name	on Exercise	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

John A. Levin	34,570	787,116	0/0	0/0
Gregory T. Rogers(2)	65,049	1,279,433	0/0	0/0
Glenn A. Aigen	0	0	19,555/0	440,063/0
Norris Nissim	0	0	0/0	0/0

(1)	On December 31, 2004, the closing price of the Company’s common stock on The New York Stock Exchange was 27.90 per share.

(2)	Gregory T. Rogers resigned effective as of September 30, 2004.
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
      On April 19, 2005 the Company and Levin Management (the Company, together with Levin Management, the “Employers”) entered into a letter agreement relating to certain a payment arrangements with each of Henry L. Levin and Frank F. Rango (each, a “Manager”).
      The term of each Manager’s employment under the Letter Agreement is January 1, 2005 through March 31, 2006 (the “Term”). The Letter Agreement provides that (A) if a Manager is employed by the Employers as of December 31, 2005 (even if notice of his resignation has been given), or if a Manager is terminated by the Employers without Cause (as defined in the Letter Agreement) prior to such date, such Manager shall receive as his total compensation for 2005 50% of the Incentive Pool for 2005 (as defined in and payable in accordance with the Letter Agreement); (B) each Manager shall, during his employment, receive a non-refundable base draw (the “Base Draw”) at an annual rate of $800,000, payable no less frequently than monthly; (C) any Manager whose employment is terminated prior to December 31, 2005 by the Employers for Cause shall receive his Base Draw accrued through the date of such termination, but shall not otherwise be allocated any portion of the Incentive Pool for calendar year 2005; (D) if a Manager’s employment is terminated without Cause, such Manager shall (in addition to his entitlement to 50% of the Incentive Pool for calendar year 2005 under clause (A) above), be entitled to a lump-sum payment equal to (i) $4 million if terminated on or prior to July 1, 2005, (ii) $3 million if terminated after July 1, 2005 and on or prior to October 1, 2005, and (iii) $2 million if terminated after October 1, 2005 and on or prior to the conclusion of the Term. This payment shall not reduce the amount of the Incentive Pool payments payable to the other Manager; (E) during the Term, a Manager shall remain entitled to any additional benefits due under the applicable terms of any applicable plan, program, corporate governance document, agreement, or arrangement of either Employer or any of their affiliates; (F) each Manager shall be entitled to the indemnification and director and officer insurance protections set forth in the Letter Agreement; and

(G) neither Manager shall be subject to any contractual, or similar, post-employment restrictions on his activities following termination of his employment with the Employers for any reason.
      The Letter Agreement also provides that (A) compensation of all employees who were members of the event-driven group during any portion of 2005 except Messrs. Rango and Levin (“Team Members”) and product-related expenditures for the event-driven group shall be determined by the Managers consistent with past practice; provided, however, that compensation of Team Members may not exceed 67% of (i) the revenues generated by the event-driven group less (ii) all internal and external marketing commissions; and (B) if both Managers remain employed prior to full payment of compensation to the Team Members for 2005 but they do not agree on the amounts of such payments to be made to the Team Members, then the Compensation Committee of the Company shall determine the compensation to be paid to the Team Members. If the employment of one Manager (but not both Managers) terminates for any reason prior to full payment of compensation to the Team Members for 2005, then the other Manager (if still employed) shall have full authority to act under clauses (A) and (B) of this paragraph. In the event that neither Manager is employed at the time full payment of compensation to the Team for 2005 is due, then the compensation of Team Members (other than the Managers) shall be set at 50% of the revenues generated by the event-driven group in respect of the 2005 year.
Compensation Committee Interlocks And Insider Participation
      Anson M. Beard, Jr., David D. Grumhaus and Burton G. Malkiel served as members of the Compensation Committee during 2004. None of these persons was ever an officer or employee of the Company or any of its subsidiaries. During 2004, none of the Company’s executive officers served on the Board of Directors or the Compensation Committee of any entity which had an executive officer who served on the Company’s Board of Directors or Compensation Committee.
Directors’ Compensation
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
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      The table below sets forth the beneficial ownership as of April 25, 2005 of (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, (2) each director and nominee for director of the Company, (3) each executive officer of the Company whose name appears on the summary compensation table below (the “Named Executive Officers”) and

(4) all directors and executive officers of the Company as a group. Each person had sole or shared voting or dispositive powers with respect to such shares.

			Percent
Name of Beneficial Owner	Number of Shares		of Class

John A. Levin	695,860	(1)	9.2%
c/o BKF Capital Group, Inc. One Rockefeller Plaza New York, NY 10020
Steel Partners II, L.P.	669,600	(2)	8.9%
590 Madison Avenue New York, NY 10022
Owl Creek Asset Management, L.P.	463,600	(3)	6.2%
410 Park Avenue, Suite #420 New York, NY 10022
Mario J. Gabelli	510,100	(4)	6.8%
One Corporate Center Rye, NY 10580
Cannell Capital LLC	360,200	(5)	4.8%
150 Capital Street, Fifth Floor San Francisco, CA 94111
Anson M. Beard, Jr.	2,400(6	)(7)	*
Barton M. Biggs	2,400(6	)(7)	*
J. Barton Goodwin	55,776(6	)(7)(8)	*
David Grumhaus	11,835(7	)(9)	*
Burton G. Malkiel	5,900	(6)	*
Peter J. Solomon	3,400(6	)(7)	*
Dean J. Takahashi	2,582(6	)(7)	*
James S. Tisch	4,400(6	)(7)	*
Glenn A. Aigen	22,339	(10)	*
Norris Nissim	7,817	(11)	*
Directors and executive officers as a group (13 persons)	814,709		10.8%

*	Less than 1%

(1)	Includes 18,907 shares of common stock held by family members or trusts, 20,321 shares of restricted stock granted on March 10, 2004 which will vest on March 10, 2007, 26,465 shares of restricted stock granted on March 10, 2005 of which one third will vest on December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(2)	The information set forth is based solely on Amendment No. 4 to Schedule 13D filed with the SEC on March 24, 2005.

(3)	The information set forth is based solely upon the Amendment No. 1 to Form 13F filed with the SEC on May 3, 2005 by Owl Creek Asset Management, L.P.

(4)	The information set forth is based solely on Amendment No. 10 to Schedule 13D filed with the SEC on April 28, 2005 and includes 193,500 shares held by Gabelli Funds, LLC, 278,700 shares held by GAMCO Investors Inc., 3,900 shares held by Gabelli Foundation, Inc., 8,000 shares held by Gabelli & Company, Inc. Profit Sharing Plan, 11,500 shares held by Gabelli Advisors, Inc. and 14,500 shares held by MJG Associates, Inc.

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

The number of shares listed also does not include any shares underlying 161,725 restricted stock units granted to Mr. Levin. The shares underlying these restricted stock units are not deliverable, either by the terms of the awards regarding vesting and delivery or because of a deferral election by Mr. Levin, within 60 days of March 31, 2005. See “Compensation — Executive Officer Compensation” for a description of these grants.

(8)	Includes 53,376 shares of common stock owned by immediate family members or trusts.

(9)	Includes 9,303 shares of common stock held by family members or trusts and 1,200 shares of restricted stock granted on May 13, 2004 which vested on January 2, 2005.

(10)	Includes 19,555 shares of common stock relating to options which have vested or will vest within 60 days of March 31, 2004 and 1,384 shares of restricted stock granted on March 10, 2004 which will vest on March 9, 2007 and 1,400 shares of restricted stock granted on March 10, 2005, of which one third will vest on December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(11)	Includes 2,933 shares of restricted stock granted on March 10, 2005 of which one third will vest on December 31, 2005, December 31, 2006 and December 31, 2007, respectively.
EQUITY COMPENSATION PLAN INFORMATION
      The following table gives information about the Company’s 1998 Incentive Compensation Plan as of December 31, 2004.
Equity Compensation Plan Information

	(A)	(B)	(C)
	Number of Securities To	Weighted Average	Number of Securities Available For Future
	Be Issued Upon Exercise of	Exercise Price of	Issuance Under Equity Compensation
	Outstanding Options	Outstanding Options,	Plans (Excluding Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))

Equity compensation plans approved by security holders	23,396	$15.01	549,212
Equity compensation plans not approved by security holders	0	—	0
Total	23,396	$15.01	549,212

Item 13.	Certain Relationships And Related Transactions.
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
Audit Fees
      Grant Thornton LLP received $592,259 for the year ended December 31, 2004 and Ernst & Young LLP received $458,250 for the year ended December 31, 2003 for professional services rendered in connection with the audit of the Company’s annual financial statements, reviews of the financial statements included in quarterly reports on Form 10-Q filed by the Company, and audits of consolidated subsidiaries.
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
Pre-Approval Procedures
      The Audit Committee has adopted the following guidelines regarding the engagement of the Company’s independent registered public accounting firm to perform services for the Company. Prior to the commencement of the audit services (including audits of the Company’s employee benefit plan), the Audit Committee shall approve the terms of the engagement letter that outlines the scope of the audit services proposed to be performed by the Company’s independent registered public accounting firm during the fiscal year. Non-audit services will also require pre-approval from the Audit Committee. Tax preparation and review work has been approved based on the terms included in the engagement letter that also outlines the scope of the audit services. No other non-audit work has been approved by the Audit Committee. Any such approval would require approval of the specific engagement, including the projected fees, at a regularly scheduled or special Audit Committee meeting or through a written consent.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Form 10-K/ A:
      (1) Financial Statements
      The following financial statements of BKF Capital Group, Inc. and Subsidiaries are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

Page
Number

Report of Independent Registered Public Accounting Firm — Grant Thornton LLP	F-2
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP	F-3
Reports of Independent Registered Public Accounting Firm — Eisner LLP	F-4
Consolidated Statements of Financial Condition at December 31, 2004 and 2003	F-12
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-13
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-14
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	F-15
Notes to Consolidated Financial Statements	F-16
EX-10.4: LEASE
EX-10.9: FORM OF RISTRICTED STOCK AWARD AGREEMENT
EX-23.1: CONSENT OF GRANT THORNTON LLP
EX-23.2: CONSENT OF ERNST & YOUNG LLP
EX-23.3: CONSENT OF EISNER LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
      (2) Financial Data Schedules
      All schedules are omitted, as the required information is inapplicable or is included in the financial statements or related notes.
      (3) Exhibits

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 and June 30, 2001).
3.2	—	Bylaws of Registrant (incorporated by reference to Exhibit 3(ii) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001).

Exhibit
Number		Description

4.1	—	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2000).

4.2	—	Rights Agreement dated as of June 8, 2001 between BKF and Mellon Investor Services LLC (as Rights Agent) (incorporated by reference to Exhibit 4.1 to BKF’s Current Report on Form 8-K dated June 11, 2001).

10.1	—	Amendment to Lease dated October 10, 2003 between Rockefeller Center Properties and John A. Levin, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2003).

10.2	—	Lease dated December 20, 1993 between Rockefeller Center Properties and John A. Levin & Co., Inc., as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2000, Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, and Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001).

10.3	—	Lease dated September 25, 2002 between River Bend Executive Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.4	—	Lease dated February 14, 2005 between Benchmark Group Limited and Levco Europe, LLP.*

10.5	—	Registrant’s 1998 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.6	—	Registrant’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).

10.7	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2001).

10.8	—	Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed with the Commission on November 17, 2000).

10.9	—	Form of Restricted Stock Award Agreement*

10.10	—	Agreement between BKF and Gregory T. Rogers dated September 29, 2004 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated October 6, 2004)

14.1	—	Registrant’s Code of Ethics (incorporated by Reference to Exhibit 14.1 of Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2003).

21.1	—	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2000).

23.1	—	Consent of Grant Thornton LLP.*

23.2	—	Consent of Ernst & Young LLP.*

23.3	—	Consent of Eisner LLP.*

24.1	—	Powers of Attorney (included on the Signature Pages hereto).*

31.1	—	Section 302 Certification of Chief Executive Officer*

31.2	—	Section 302 Certification of Chief Financial Officer*

32.1	—	Section 906 Certification of Chief Executive Officer*

32.2	—	Section 906 Certification of Chief Financial Officer*

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BKF Capital Group, Inc.

By:	/s/ Glenn A. Aigen

Glenn A. Aigen
Senior Vice President
and Chief Financial Officer
Date: November 3, 2005
      Each person whose signature appears below hereby constitutes and appoints John C. Siciliano, Glenn A. Aigen and Norris Nissim and each of them, his true and lawful attorney-in-fact and agent with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K/ A, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JOHN C. SICILIANO John C. Siciliano	Director, Chief Executive Officer and President (Principal Executive Officer)	November 3, 2005

/s/ GLENN A. AIGEN Glenn A. Aigen	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 3, 2005

/s/ ANSON M. BEARD, JR. Anson M. Beard, Jr.	Chairman of the Board and Director	November 3, 2005

/s/ RONALD LABOW Ronald LaBow	Director	November 3, 2005

/s/ WARREN G. LICHTENSTEIN Warren G. Lichetenstein	Director	November 3, 2005

/s/ KURT N. SCHACHT Kurt N. Schacht	Director	November 3, 2005

/s/ PETER J. SOLOMON Peter J. Solomon	Director	November 3, 2005

/s/ DEAN J. TAKAHASHI Dean J. Takahashi	Director	November 3, 2005

/s/ JAMES S. TISCH James S. Tisch	Director	November 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
     BKF Capital Group, Inc.
We have audited the consolidated statement of financial condition of BKF Capital Group, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of one consolidated affiliated partnership (the “2004 CAP”), which statements reflect total assets constituting 5 percent as of December 31, 2004, and total revenues of 0.5 percent for the year then ended. Those statements were audited by another auditor whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for the 2004 CAP, is based solely on the report of the other auditor.
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
In our opinion, based on our audit and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations, changes in stockholders’ equity and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in the second paragraph of the fixed assets section of Note 1, the December 31, 2004 consolidated financial statements have been restated to expand fixed asset accounting policy disclosure. As discussed in the last two paragraphs of Note 13, the December 31, 2004 consolidated financial statements have been restated to reflect restricted stock units granted as equity instruments.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BKF Capital Group, Inc.’s and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment.
/s/ Grant Thornton LLP
New York, New York
March 10, 2005, except for the second paragraph of the fixed assets section of Note 1 and the last two paragraphs of Note 13, the date of which is November 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
BKF Capital Group, Inc.
We have audited the accompanying consolidated statement of financial condition of BKF Capital Group, Inc. as of December 31, 2003, and the consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of two consolidated affiliated partnerships (collectively the “2003 CAP”), majority-owned investments, which statements reflect total assets constituting 5 percent of the related consolidated totals as of December 31, 2003 and which statements reflect total revenues constituting 2 percent of the related consolidated totals for the year ended December 31, 2003. We did not audit the financial statements of six consolidated affiliated partnerships (collectively the “2002 CAP”), majority-owned investments, which statements reflect total revenues constituting 3 percent of the related consolidated totals for the year ended December 31, 2002. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the 2003 CAP and 2002 CAP, is based solely on the reports of the other auditors.
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
As discussed in Note 4 to the financial statements, in the context of making determinations pursuant to Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Company also decided to consolidate certain affiliated investment partnerships in which it may be deemed to have a controlling interest.
As discussed in the last two paragraphs of Note 13, the accompanying consolidated statement of financial condition as of December 31, 2003 and the consolidated statements of changes in stockholders’ equity for each of the years in the two year period then ended have been restated.

/s/ Ernst & Young LLP
New York, New York
March 3, 2004 (except for the last two paragraphs of Note 13, as to which the date is November 2, 2005)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Alvarado Capital Partners, L.P.
We have audited the accompanying statement of assets, liabilities and partnership capital of Alvarado Capital Partners, L.P. (the “Partnership”) (a limited partnership), including the condensed schedule of portfolio investments, as of December 31, 2004, and the related statements of operations, changes in partnership capital and the financial highlights for the period from October 1, 2004 (commencement of operations) to December 31, 2004 (not shown separately herein). These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.
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
/s/ Eisner LLP
New York, New York
January 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
RCL Capital, L.P.
We have audited the statement of assets, liabilities and partnership capital of RCL Capital, L.P. (a limited partnership) as of December 31, 2003, and the related statements of operations, changes in its partnership capital and the financial highlights for the period from July 14, 2003 (commencement of operations) to December 31, 2003. These financial statements and the financial highlights (not shown separately herein) are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and the financial highlights based on our audit.
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
/s/ Eisner LLP
New York, New York
January 12, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Levco Debt Opportunity Partners, L.P.
We have audited the statement of assets, liabilities and partnership capital of Levco Debt Opportunity Partners, L.P. as of December 31, 2003, and the related statements of operations, changes in partnership capital and the financial highlights for the years ended December 31, 2003 and 2002. These financial statements and the financial highlights (not shown separately herein) are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and the financial highlights based on our audits.
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
We have audited the statements of operations, changes in its partnership capital and cash flows for AltVantage Absolute Return Fund, L.P. (a limited partnership) for the year ended December 31, 2002. These financial statements (not shown separately herein) are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
/s/ Eisner LLP
New York, New York
April 11, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
SR Capital Partners, L.P.
We have audited the statements of operations and changes in partnership capital of SR Capital Partners (a limited partnership) for the period from May 1, 2002 (commencement of operations) to December 31, 2002. These financial statements (not shown separately herein) are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
/s/ Eisner LLP
New York, New York
January 13, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Greenspring Partners, L.P.
We have audited the statements of operations and changes in its partnership capital for Greenspring Partners, L.P. (a limited partnership) for the year ended December 31, 2002. These financial statements (not shown separately herein) are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
/s/ Eisner LLP
New York, New York
January 13, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
PWF Capital Partners, L.P.
We have audited the statements of operations and changes in partnership capital of PWF Capital Partners, L.P. (a limited partnership) for the period from May 1, 2002 (commencement of operations) to December 31, 2002. These financial statements (not shown separately herein) are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
/s/ Eisner LLP
New York, New York
January 13, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Meadow Lane Associates, L.P.
We have audited the statements of operations and changes in partnership capital for Meadow Lane Associates, L.P. (in liquidation) for the nine months ended September 30, 2002. These financial statements (not shown separately herein) are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
/s/ Eisner LLP
New York, New York
October 17, 2002

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31,	December 31,
	2004	2003
	as restated,	as restated,
	see Note 13	see Note 13

Assets
Cash and cash equivalents	$3,582	$4,947
U.S. Treasury bills	40,466	32,495
Investment advisory and incentive fees receivable	40,009	37,844
Investments in securities, at value (cost $5,426 and $4,317, respectively)	5,788	4,379
Investments in affiliated partnerships	17,362	17,042
Prepaid expenses and other assets	7,048	3,890
Fixed assets (net of accumulated depreciation of $6,756 and $4,881, respectively)	6,812	6,741
Deferred tax asset	8,391	8,666
Goodwill (net of accumulated amortization of $8,566)	14,796	14,796
Investment advisory contracts (net of accumulated amortization of $59,576 and $52,567, respectively)	10,513	17,522
Consolidated affiliated partnerships:
Due from broker	952	4,248
Investments in securities, at value (cost $5,877 and $3,692, respectively)	6,517	3,927
Investments in unaffiliated partnerships	—	3,778

Total assets	$162,236	$160,275

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$4,084	$3,352
Accrued bonuses	42,686	39,728
Accrued lease amendment expense	3,843	4,535
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $1,065 and $1,106, respectively)	1,299	1,117

Total liabilities	51,912	48,732

Minority interest in consolidated affiliated partnerships	2,478	8,935

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,274,779 and 6,826,247 shares, respectively	7,275	6,826
Additional paid-in capital	88,458	87,937
Retained earnings	17,508	22,054
Unearned compensation — restricted stock and restricted stock units	(5,395)	(14,209)

Total stockholders’ equity	107,846	102,608

Total liabilities, minority interest and stockholders’ equity	$162,236	$160,275

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002

Revenues:
Investment advisory fees	$78,324	$60,324	$61,833
Incentive fees and allocations	40,925	36,293	24,591
Commission income (net) and other	1,438	2,021	2,940
Net realized and unrealized gain on investments	1,020	1,022	31
Interest income	604	453	655
From consolidated affiliated partnerships:
Net realized and unrealized gain (loss) on investments	1,129	2,316	(3,543)
Interest and dividend income	47	309	904

Total revenues	123,487	102,738	87,411

Expenses:
Employee compensation and benefits	85,092	69,634	59,970
Employee compensation relating to equity grants	8,661	8,128	1,851
Occupancy and equipment rental	5,990	6,322	5,872
Loss on lease amendment	—	5,127	—
Other operating expenses	13,529	14,087	14,392
Other operating expenses from consolidated affiliated partnerships	26	177	363
Amortization of intangibles	7,009	7,009	7,009
Interest expense	118	—	—

Total expenses	120,425	110,484	89,457

Operating income (loss)	3,062	(7,746)	(2,046)
Minority interest in consolidated affiliated partnerships	(749)	(1,710)	3,291

Income (loss) before taxes	2,313	(9,456)	1,245

Income tax expense (benefit)	4,078	(1,076)	3,692

Net (loss)	$(1,765)	$(8,380)	$(2,447)

(Loss) per share:
Basic and Diluted	$(0.25)	$(1.26)	$(0.37)

Weighted average shares outstanding
Basic and Diluted	6,949,031	6,673,371	6,624,313

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,

	2004	2003	2002

	as restated, see Note 1
Cash flows from operating activities
Net (loss)	$(1,765)	$(8,380)	$(2,447)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	9,169	8,559	8,103
Expense for vesting of restricted stock and stock units	8,919	8,186	2,020
Loss on disposal of fixed assets	—	127	—
Tax benefit related to employee compensation plans	4,432	633	317
Change in deferred tax asset	275	(2,984)	(793)
Unrealized (gain) loss on investments in securities	(300)	(319)	617
Changes in operating assets and liabilities:
(Increase) decrease in U.S. Treasury bills	(7,971)	(19,056)	12,144
(Increase) decrease in investment advisory and incentive fees receivable	(2,165)	(13,698)	3,680
(Increase) decrease in prepaid expenses and other assets	(3,192)	(1,794)	267
Decrease in investments in affiliated investment partnerships	1,604	106	8,148
(Increase) decrease in investments in securities	(1,109)	(3,013)	1,120
Increase (decrease) in accrued expenses	702	(1,783)	823
Increase (decrease) in accrued bonuses	2,958	8,219	(6,102)
Increase (decrease) in accrued lease amendment expense	(692)	4,535	—
Increase in income taxes payable	—	(532)	(50)
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income (loss)	208	1,710	(3,291)
(Increase) decrease in due from broker	(952)	10,870	(31,746)
(Increase) in securities	(6,517)	(1,080)	(17,810)
(Increase) decrease in investments in unaffiliated partnerships	—	497	(4,275)
Increase (decrease) in securities sold short	1,299	(1,959)	9,395
Minority interest in previously unconsolidated affiliated partnerships	—	1,111	40,961

Net cash provided by (used in) operating activities	4,903	(10,045)	21,081

Cash flows from investing activities
Fixed asset additions	(2,234)	(4,729)	(1,606)

Net cash (used in) investing activities	(2,234)	(4,729)	(1,606)

Cash flows from financing activities
Payment of loan principal	—	—	(221)
Issuance of common stock	(3,505)	(1,881)	204
Dividends paid to shareholders	(2,799)	—	—
Consolidated affiliated partnerships:
Increase (decrease) in partner contributions received in advance	—	(1,150)	1,150
Partner subscriptions	2,270	10,065	24,609
Partner redemptions	—	(13,024)	(35,750)

Net cash (used in) financing activities	(4,034)	(5,990)	(10,008)

Net increase (decrease) in cash and cash equivalents	(1,365)	(20,764)	9,467
Cash and cash equivalents at the beginning of the year	4,947	25,711	16,244

Cash and cash equivalents at the end of the year	$3,582	$4,947	$25,711

Supplemental disclosure of cash flow information
Cash paid for interest	$118	$1	$8

Cash paid for taxes	$961	$4,251	$4,286

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)

	Common	Additional	Retained	Unearned
	Stock	Paid-in Capital	Earnings	Compensation	Total

Balance at December 31, 2001 as reported	$6,601	$64,002	$32,881	—	$103,484
Restated to reflect grants of restricted stock units	—	641	—	—	641

Balance at December 31, 2001 as restated	6,601	64,643	32,881	—	104,125
Restated to reflect grants of restricted stock units	—	13,687	—	(12,016)	1,671
Issuance of common stock	41	343	—	—	384
Tax benefit related to employee compensation plans	—	317	—	—	317
Net (loss)	—	—	(2,447)	—	(2,447)

Balance at December 31, 2002, as restated	6,642	78,990	30,434	(12,016)	104,050
Restated to reflect grants of restricted stock units	—	10,380	—	(2,193)	8,187
Issuance of common stock	184	(2,066)	—	—	(1,882)
Tax benefit related to employee compensation plans	—	633	—	—	633
Net (loss)	—	—	(8,380)	—	(8,380)

Balance at December 31, 2003, as restated	6,826	87,937	22,054	(14,209)	102,608
Restated to reflect grants of restricted stock units	—	(4,364)	—	9,845	5,481
Grants of restricted stock	65	1,620	—	(1,031)	654
Issuance of common stock	384	(1,167)	—	—	(783)
Tax benefit related to employee compensation plans	—	4,432	—	—	4,432
Dividend, net of compensation expense(1)	—	—	(2,781)	—	(2,781)
Net (loss)	—	—	(1,765)	—	(1,765)

Balance at December 31, 2004, as restated	$7,275	$88,458	$17,508	$(5,395)	$107,846

(1)	compensation expense incurred relating to dividend of $18.
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

Consolidation Accounting Policies
      Operating Companies. Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities -an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements,” to variable interest entities (“VIE”) , (“FIN 46”), which was issued in January 2003 and revised in December 2003 (“FIN 46R”), defines the criteria necessary to be considered an operating company (i.e., voting interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries, (“SFAS 94”) should be applied. As required by SFAS 94, the Company consolidates operating companies in which BKF has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46R defines operating companies as businesses that have a sufficient legal equity to absorb the entities’ expected losses and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which the Company is able to exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of an operating entity. The Company has determined that it does not have any VIE. Entities consolidated are based on equity ownership of the entity by the Company and its affiliates.

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

Investments in Affiliated Investment Partnerships
      Levco GP serves as the managing general partner for several affiliated investment partnerships (“AIP”), which primarily engage in the trading of publicly traded equity securities, and in the case of one partnership, distressed corporate debt. The assets and liabilities and results of operations of the AIP are not included in the Company’s consolidated statements of financial condition with the exception of Levco GP’s equity ownership and certain AIP whereby Levco GP is deemed to have a controlling interest in the partnership (see Note 4). The limited partners of the AIP have the right to redeem their partnership interests at least quarterly. Additionally, the unaffiliated limited partners of the AIP may terminate Levco GP as the general partner of the AIP at any time. Levco GP does not maintain control over the unconsolidated AIP, has not guaranteed

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
any of the AIP obligations, nor does it have any contractual commitments associated with them. Investments in the unconsolidated AIP held through Levco GP, are recorded based upon the equity method of accounting. Levco GP’s investment amount in the unconsolidated AIP equals the sum total of its capital accounts, including incentive allocations, in the AIP. Each AIP values its underlying investments in accordance with policies as described in its audited financial statements and underlying offering memoranda. It is the Company’s general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. Levco GP has general partner liability with respect to its interest in each of the AIP and has no investments in the AIP other than its interest in these partnerships. See Note 8 — Related Party Transactions.

Investments in Securities
      Investments in securities consist primarily of equity securities and shares in unconsolidated affiliated onshore and offshore investment companies, which invest in equity securities. Investments in securities are accounted for as “trading securities.” Equity securities are stated at quoted market values and shares in the unconsolidated affiliated onshore and offshore investment companies are stated at net asset value as provided by the investment companies’ independent administrator. The resulting unrealized gains and losses are included in net realized and unrealized gain (loss) from investments. Realized gains and losses are recorded on the identified cost basis.

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

Fixed Assets
      Furniture, fixtures, office and computer equipment and leasehold improvements are carried at cost, net of accumulated depreciation and amortization in “Fixed Assets” in the consolidated statement of financial condition. Depreciation of furniture, fixtures, office and computer equipment is provided over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the economic life or the term of the lease. Internal use software that qualifies for capitalization under AICPA Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” is capitalized and subsequently amortized over the estimated useful life of the software, generally three years.
      Effective January 1, 2004, for new additions only the firm changed to the straight-line method of depreciation for furniture, fixtures, and office/computer equipment.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The firm’s depreciation and amortization is computed using the methods set forth below:

Leasehold Improvements

	Furniture, Fixtures and	Term of Lease Greater	Term of Lease Less	Certain Internal Use
	Equipment	Than Useful Life	Than Useful Life	Software Costs

Placed in service prior to January 1, 2004	Accelerated cost recovery over the useful life of the asset.	Straight-line over the useful life of the asset	Straight-line over the term of the lease	Accelerated cost recovery over the useful life of the asset.
Placed in service on or after January 1, 2004	Straight-line over the useful life of the asset	Straight-line over the useful life of the asset	Straight-line over the term of the lease	Straight-line over the useful life of the asset
      For the year ended December 31, 2004, the effect of the change from the accelerated cost recovery method of depreciation used prior to January 1, 2004 to the straight-line method of depreciation, effective for additions placed in service on or after January 1, 2004, was an increase in the expense of approximately $98,000 and $.01 per share.

Intangible Assets
      The cost in excess of net assets of Levco acquired by BKF in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. Other intangible assets with finite lives are amortized over their useful lives. See Note 6 — Intangible Assets. Investment contracts are amortized straight line over 10 years. These contracts will be fully amortized by June 30, 2006.

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
      The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Net (loss)	$(1,765)	$(8,380)	$(2,447)
Basic weighted-average shares outstanding	6,949,031	6,673,371	6,624,313
Dilutive potential shares from stock options (See Note 13)	—	—	—

Diluted weighted-average shares outstanding	6,949,031	6,673,371	6,624,313

Basic and diluted (loss) per share:
Net (loss)	$(0.25)	$(1.26)	$(0.37)

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In calculating diluted (loss) per share for the years ended December 31, 2004, 2003 and 2002, 1,280,861, 1,937,636 and 1,936,543 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

Comprehensive Income
      The Company has not presented consolidated statements of comprehensive income in accordance with SFAS No. 130 “Reporting Comprehensive Income,” because it does not have any items of “other comprehensive income”.

Fair Values of Financial Instruments
      The fair values of the Company’s assets and liabilities except for fixed assets, goodwill and investment advisory contracts, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate the carrying amounts presented in the Consolidated Statements of Financial Condition.

Business Segments
      The Company has not presented business segment data, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” because it operates predominantly in one business segment, the investment advisory and asset management business.

Stock-Based Compensation
      SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) established financial accounting and reporting standards for equity-based and non-employee compensation. SFAS 123 permits companies to account for equity-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” or using the fair-value method under SFAS 123. The company has adopted APB 25 and its related interpretations to account for equity-based employee compensation. Accordingly, no compensation expense was recognized for stock option awards because the exercise price equaled or exceeded the market value on the Company’s common stock on the grant date. Compensation expense for restricted stock units (“RSU”) or restricted stock with future service requirements is recognized over the relevant service periods. In December 2002, the FASB Issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation. The Company has elected to apply the disclosure provisions of SFAS No. 123. See Recent Accounting Developments below for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which the FASB issued in December 2004.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

	2004	2003	2002

Net (loss), as reported	$(1,765)	$(8,380)	$(2,447)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	4,873	4,611	1,036
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,873)	(4,674)	(1,886)

Pro forma net (loss)	$(1,765)	$(8,443)	$(3,297)

(Loss) per share:
Basic and diluted — as reported	$(0.25)	$(1.26)	$(0.37)

Basic and diluted — pro forma	$(0.25)	$(1.27)	$(0.50)

      The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2001:

2001

Expected dividend yield	0.00%
Expected volatility	26.64%
Risk-free interest	4.64%
Expected term	7 years
Fair value	$11.30

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

Recent Accounting Developments
      In December 2004, the FASB issued SFAS 123R. SFAS 123R must be adopted as of the beginning of the first interim reporting period that begins after June 15, 2005. SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of equity awards to employees. Expense is to be recognized over the period during which employees are required to provide service. All of the Company’s remaining stock options are fully vested as of December 31, 2004. Therefore, the Company does not expect the adoption of SFAS 123R to a material effect on the Company’s financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB No. 29. “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company for the year ended December 31, 2006. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company’s financial statements.

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

	December 31, 2004, as restated, see Note 13

	BKF	CAP	Eliminations	Consolidated

Assets
Cash and cash equivalents	$3,582	$—	$—	$3,582
U.S. Treasury bills	40,466	—	—	40,466
Investment advisory and incentive fees receivable	40,009	—	—	40,009
Investments in securities, at value (cost $5,426)	5,788	—	—	5,788
Investments in affiliated partnerships	21,052	—	(3,690)	17,362
Prepaid expenses and other assets	7,044	4	—	7,048
Fixed assets (net of accumulated depreciation of $6,756)	6,812	—	—	6,812
Deferred tax asset	8,391	—	—	8,391
Goodwill (net of accumulated amortization of $8,566)	14,796	—	—	14,796
Investment advisory contracts (net of accumulated amortization of $59,576)	10,513	—	—	10,513
Consolidated affiliated partnerships:
Due from broker	—	952	—	952
Investments in securities, at value (cost $5,877)	—	6,517	—	6,517

Total assets	$158,453	$7,473	$(3,690)	$162,236

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$4,078	$6	$—	$4,084
Accrued bonuses	42,686	—	—	42,686
Accrued lease amendment expense	3,843	—	—	3,843
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $1,065)	—	1,299	—	1,299

Total liabilities	50,607	1,305	—	51,912

Minority interest in CAP	—	—	2,478	2,478

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,274,779	7,275	—	—	7,275
Additional paid-in capital	88,458	—	—	88,458
Retained earnings	17,508	—	—	17,508
Unearned compensation — restricted stock and restricted stock units	(5,395)	—	—	(5,395)
Capital from consolidated affiliated partnerships	—	6,168	(6,168)	—

Total stockholders’ equity	107,846	6,168	(6,168)	107,846

Total liabilities, minority interest and stockholders’ equity	$158,453	$7,473	$(3,690)	$162,236

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003, as restated, see Note 13

	BKF	CAP	Eliminations	Consolidated

Assets
Cash and cash equivalents	$4,930	$17	$—	$4,947
U.S. Treasury bills	32,495	—	—	32,495
Investment advisory and incentive fees receivable	37,856	—	(12)	37,844
Investments in securities, at value (cost $4,317)	4,379	—	—	4,379
Investments in affiliated partnerships	18,965	—	(1,923)	17,042
Prepaid expenses and other assets	3,856	34	—	3,890
Fixed assets (net of accumulated depreciation of $4,881)	6,741	—	—	6,741
Deferred tax asset	8,666	—	—	8,666
Goodwill (net of accumulated amortization of $8,566)	14,796	—	—	14,796
Investment advisory contracts (net of accumulated amortization of $52,567)	17,522	—	—	17,522
Consolidated affiliated partnerships:
Due from broker	—	4,248	—	4,248
Investments in securities, at value (cost $3,692)	—	3,927	—	3,927
Investments in unaffiliated partnerships	—	3,778	—	3,778

Total assets	$150,206	$12,004	$(1,935)	$160,275

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$3,335	$29	$(12)	$3,352
Accrued bonuses	39,728	—	—	39,728
Accrued lease amendment expense	4,535	—	—	4,535
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $1,106)	—	1,117	—	1,117

Total liabilities	47,598	1,146	(12)	48,732

Minority interest in CAP	—	—	8,935	8,935

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 6,826,247	6,826	—	—	6,826
Additional paid-in capital	87,937	—	—	87,937
Retained earnings	22,054	—	—	22,054
Unearned compensation — restricted stock and restricted stock units	(14,209)	—	—	(14,209)
Capital from consolidated affiliated partnerships	—	10,858	(10,858)	—

Total stockholders’ equity	102,608	10,858	(10,858)	102,608

Total liabilities, minority interest and stockholders’ equity	$150,206	$12,004	$(1,935)	$160,275

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fixed Assets
      Fixed assets consist of the following (dollar amounts in thousands):

	Estimated	December 31,
	Useful
	Life — in Years	2004	2003

Furniture and fixtures	5-7	$2,333	$2,025
Computer hardware, software and other	3-5	6,595	5,745
Leasehold improvements	Life of lease	4,640	3,852

		13,568	11,622
Less accumulated depreciation and amortization		6,756	4,881

Fixed assets, net		$6,812	$6,741

      Depreciation and amortization expense was approximately $2.2 million, $1.6 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

6.	Intangible Assets
      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The future expected amortization expense of intangible assets (investment contracts) is as follows:

2005	$7,009
2006	3,504

7.	Significant Customers
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

Investment Advisory Fees From Related Parties
      The Company earned investment advisory fees from accounts for which four current members of the Company’s Board of Directors (of which one is an officer of the Company) have controlling discretion. The amounts earned from these accounts were $2.2 million, $1.8 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003 approximately $557,000 and $522,000, respectively, were included in investment advisory and incentive fee receivable relating to these accounts.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Affiliated Investment Partnerships and Related Revenue
      Summary financial information, including the Company’s carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

	December 31,

	2004	2003

Total AIP assets	$837,800	$1,023,156
Total AIP liabilities	(223,674)	(322,931)
Total AIP capital balance	614,126	700,225
AIP net earnings	19,831	23,832
Company’s carrying value (including incentive allocations)	17,362	17,042
Company’s income on invested capital (excluding accrued incentive allocations)	624	1,198
      Included in the carrying value of investments in AIP at December 31, 2004 and 2003 are incentive allocations approximating $6.5 million and $8.9 million, respectively.
      Included in the Company’s incentive fees and general partner incentive allocations are approximately $5.2 million and $6.4 million payable directly to employee owned and controlled entities (“Employee Entities”) for the years ended December 31, 2004 and 2003, respectively. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $5.2 million and $6.4 million for the years ended December 31, 2004 and 2003, respectively. These amounts are included in the Consolidated Statement of Operations.
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

9.	Stockholders’ Equity
      The Company adopted a Share Purchase Rights Plan on May 29, 2001 (the “Rights Plan”). The Rights Plan was implemented by declaring a dividend, distributable to stockholders of record on June 18, 2001. With certain exceptions, the rights become exercisable if a person or group acquires 10% or more of the Company’s outstanding common stock. Such an acquisition causes each right to be adjusted to permit the holder (other than such person or any member of such group) to buy a number of additional shares of common stock of the Company having a market value of twice the exercise price of the rights. In addition, if the Company is

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
involved in a merger or other business combination at any time after a person or group has acquired 10% or more of the Company’s shares, the Rights will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right. Rights held by the acquiring person or group become void. The Company may also redeem the rights for $.01 per right or may exchange each right for one share of common stock, subject to restrictions set forth in the Rights Plan. The rights expire on June 17, 2011.

10.	Commitment and Contractual Obligations

Commitment
      The Company has office space obligations that require monthly payments plus escalations through September 2011. At December 31, 2004, the minimum annual rental commitments under the operating lease are as follows (dollar amounts in thousands):

2005	$3,002
2006	3,019
2007	3,085
2008	3,688
2009	3,690
Thereafter	6,453

Total minimum payments required	$22,937

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
      In addition, the Company incurred a $5.0 million loss from a lease amendment as of September 2003, related to the surrender of approximately 21,000 square feet in October 2003. The expense related to the loss will be paid out over the remaining life of the Company’s primary office lease, which expires on September 30, 2011. The expense was calculated by taking the total estimated future obligations and discounting it by an imputed interest rate of 6%. The Company no longer has any obligation on the surrendered space other than the accrued lease loss. The estimated monthly payments are approximately $65,000.
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
      LEVCO Securities is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (“Rule”), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2004 and 2003, LEVCO Securities was in compliance with this Rule.

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
      In December 1998, the shareholders of BKF approved an Incentive Compensation Plan (“Compensation Plan”), which was amended in May 2001 that allows the Company to pay officers and employees part of their compensation in RSU, restricted stock and other forms of equity-based compensation, including stock options. At December 31, 2004, the awards authorized and available for future grants under the Compensation Plan were 2,600,000 and 549,212, respectively. All awards are issued at the discretion of BKF’s Compensation Committee.

A.	Restricted Stock Units
      RSU activity for the years ended December 31, 2002, 2003 and 2004 is summarized below:

RSU

Outstanding at:
December 31, 2001	710,714
Granted	651,980
Delivered	(13,813)
Forfeited	(2,334)

December 31, 2002	1,346,547
Granted	527,190
Granted — option tender	111,105
Delivered	(262,652)
Forfeited	(2,833)

December 31, 2003	1,719,357
Delivered	(367,398)
Forfeited	(94,494)

December 31, 2004	1,257,465

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
      Employee compensation expense related to the RSU for the years ended December 31, 2004, 2003 and 2002 was approximately $8.3 million, $8.1 million and $1.9 million, respectively. See Note 14 — Non-Cash Transactions.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The expected future compensation expense related to RSU is as follows (dollar amounts in thousands):

2005	$4,204
2006	140

Total	$4,344

B. Restricted Stock
      Restricted stock activity for the year ended December 31, 2004 is as follows:

Restricted
Stock

Outstanding at:
December 31, 2003	—
Granted — Employees	56,105
Granted — Directors	9,600
Forfeited	(437)

December 31, 2004	65,268

      The restriction on the remaining shares (55,668, net of forfeitures) will be lifted in March 2007 and are subject to forfeiture through such date. Employee compensation expense related to restricted stock for the year ended December 31, 2004 was approximately $380,000.
      The restriction on 9,600 shares of restricted stock was lifted in January 2005. In connection therewith, the Company recorded approximately $274,000 of directors’ fees expense for the year ended December 31, 2004.
      The expected future compensation expense related to restricted stock is as follows (dollar amounts in thousands):

2005	$470
2006	470
2007	91

Total	$1,031

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
C. Non-Qualified Stock Options
      Stock option activity for the years ended December 31, 2002, 2003 and 2004 is summarized below:

	Shares
	Under	Weighted-Avg.
	Option	Exercise Price

Outstanding at:
December 31, 2001	632,971	$21.40
Exercised	(40,975)	13.03
Forfeited	(2,000)	28.27

December 31, 2002	589,996	$21.95
Exercised	(38,409)	13.03
Forfeited — tender offer	(333,308)	28.27

December 31, 2003	218,279	$13.88
Exercised	(194,883)	13.74

December 31, 2004	23,396	$15.01

      Stock options outstanding and exercisable at December 31, 2004 are as follows:

		Weighted-Avg.
Shares		Remaining
Under	Weighted-Avg.	Contractual
Option	Exercise Price	Life

7,134	$13.03	5.06
16,262	15.88	5.50

23,396	$15.01	5.19

D.	Deferred Compensation Plan
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

January 2005	71,413
November 2005	65,048
December 2005	43,952
January 2006	131,139
December 2010	15,400

Total	326,952

      These amounts are included in the total RSU in Note 13A above.
      During a review of the Company’s equity compensation plan, it was determined that certain RSU grants under the plan should have been accounted for as equity instruments. Previously, the Company accounted for these RSU as a liability on the Consolidated Statements of Financial Condition. RSU awards where employees can compel the Company to settle the award by transferring cash or other assets to employees

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rather than by issuing equity instruments would result in the Company’s incurring a liability. In contrast, if the Company is not compelled to settle the RSU award by transferring assets other then its own stock and has the intent to settle the RSU award with its own stock then the RSU award should be accounted for as an equity instrument. The Company settles these RSU in equity.
      The Company has determined that the RSU awards should have been classified as additional paid-in capital on the date of grant with a corresponding increase to unearned compensation, with compensation expense charged over the vesting period reducing the unearned compensation balance. Previously the RSU awards were accounted for as an increase to accrued incentive compensation and incentive compensation expense over the vesting period. The effect of this change will be to increase stockholders’ equity by $16.0 million and $10.5 million as of December 31, 2004 and 2003, respectively, and reduce liabilities by the same amounts. This change did not result in any adjustment to the Consolidated Statements of Operations.

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes
      The provision (benefit) for income taxes consists of the following (dollar amounts in thousands):

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$1,433	$1,680	$3,081
State and local	328	217	1,404

Total current	1,761	1,897	4,485

Deferred:
Federal	1,276	(2,207)	(446)
State and local	1,041	(766)	(347)

Total deferred	2,317	(2,973)	(793)

Total provision (benefit)	$4,078	$(1,076)	$3,692

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
      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

	Year Ended
	December 31,

	2004	2003

Deferred tax assets:
Compensation	$8,352	$8,031
Depreciation	353	128
Lease reserve	1,732	2,164
Revenue	83	—

Gross deferred tax asset	10,520	10,323

Deferred tax liabilities:
Deferred state income taxes	(2,035)	(1,375)
Deferred revenues	—	(237)
Unrealized gains on investments	(94)	(45)

Gross deferred tax liability	(2,129)	(1,657)

Net deferred tax asset	$8,391	$8,666

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of income tax expense (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

	Year Ended December 31,

	2004	2003	2002

Expected income tax expense (benefit)	$810	$(3,310)	$436
Increase in income resulting from:
State and local taxes, net	890	—	687
Non-deductible amortization	2,453	2,453	2,453
Officer’s life insurance	105	129	128
Other	21	9	—
Decrease in income tax resulting from:
State and local taxes, net	—	(357)	—
Dividend on employee equity awards	(201)	—	—
Other	—	—	(12)

Income tax expense (benefit)	$4,078	$(1,076)	$3,692

      An income tax benefit of approximately $4.4 million and $633,000 relating to the Compensation Plan was allocated to additional paid-in capital in 2004 and 2003, respectively.

16.	Subsequent Events

a.	In January 2005, the Board of Directors approved a dividend of $0.125 per share payable to shareholders on February 15, 2005 totaling $1.05 million.

b.	In March 2005, certain executive officers of the Company, who are subject to performance based criteria with regard to their 2004 compensation, and several employees were granted 75,344 shares of restricted stock with a value of approximately $3.2 million.

c.	In February 2005, the Company signed a lease for office space in London, England. The Company has obligations that require monthly payments plus escalations through December 2012 (with the option to terminate the lease by December 2007). The minimum annual rental commitments under the operating lease are as follows (dollar amounts in thousands):

2005 (starting in May)	$82
2006	131
2007	131
2008	131
2009	131
Thereafter	391

Total minimum payments required	$997

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Selected Quarterly Financial Data (unaudited)
      The following table sets forth the selected quarterly financial data (dollar amounts in thousands, except per share data):

2004	Q1	Q2	Q3	Q4	Total

Revenues	$29,847	$24,619	$27,844	$41,177	$123,487
Operating income (loss)	$(214)	$(1,456)	$415	$4,317	$3,062
Net income (loss)	$(1,058)	$(1,699)	$(737)	$1,729	$(1,765)
Earnings (loss) per share:
Basic	$(0.15)	$(0.25)	$(0.11)	$0.24	$(0.25)
Diluted	$(0.15)	$(0.25)	$(0.11)	$0.23	$(0.25)
Weighted average shares outstanding basic	6,854,289	6,908,415	6,922,763	7,109,185	6,949,031

Weighted average shares outstanding diluted	6,854,289	6,908,415	6,922,763	7,459,346	6,949,031

Common stock price per share:
High	$27.00	$29.90	$29.40	$38.00
Low	$24.72	$26.40	$26.01	$29.80
Close	$25.80	$29.05	$29.30	$37.90

2003	Q1	Q2	Q3	Q4	Total

Revenues	$21,206	$25,107	$26,924	$29,501	$102,738
Operating income (loss)	$(1,195)	$108	$(5,999)	$(660)	$(7,746)
Net (loss)	$(1,289)	$(1,074)	$(4,283)	$(1,734)	$(8,380)
(Loss) per share:
Basic and diluted	$(0.19)	$(0.16)	$(0.64)	$(0.26)	$(1.26)
Weighted average shares outstanding basic and diluted	6,643,918	6,646,055	6,655,734	6,673,371	6,673,371

Common stock price per share:
High	$18.45	$22.28	$24.50	$25.15
Low	$16.24	$15.65	$20.15	$21.75
Close	$16.25	$21.83	$24.15	$24.68

18.	Subsequent Events (unaudited)
      On September 28, 2005, Mr. John Levin resigned as the Chief Executive Officer of BKF. Following his departure date, which is expected to be December 31, 2005, Mr. Levin will act as a consultant to the firm, as Chairman Emeritus (a non-voting advisor to the Board of Directors) and will lead his own asset management firm. Under the terms of the arrangement between Mr. Levin and BKF, Mr. Levin will be able to solicit certain clients of the firm and a limited number of firm employees, and BKF will have an economic stake equal to 15% of the revenues generated for Mr. Levin’s firm by the clients who move their accounts from BKF. Mr. Levin will be subject to non-hire and non-solicit arrangements with respect to all other employees and clients of the firm for periods of 15 or 36 months.
      Mr. Levin’s departure will result in the termination of the short-biased alternative investment strategy.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 28, 2005, John C. Siciliano became the Chief Executive Officer and President of BKF and John A. Levin & Co., Inc.
      On October 18, 2005, the Company announced that it was not able to reach an agreement with the portfolio management team managing its event-driven strategies. As a consequence, the investment vehicles being managed pursuant to this strategy are being liquidated and the proceeds returned to investors.