Form 10-Q/A
period 2005-03-31
BKF CAPITAL GROUP INC
filed 2005-11-03
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/ A

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

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-Q/ A (“Form 10-Q/ A”) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, initially filed with the Securities and Exchange Commission on May 10, 2005 (the “Original Filing”), reflects a restatement (the “Restatement”) of the consolidated financial statements of BKF Capital Group, Inc. (“BKF”). The determination to restate these financial statements results from the misclassification of certain restricted stock units (“RSU”) on the Consolidated Statements of Financial Condition. Management has determined that the RSU grants should have been classified as additional paid-in capital on the date of grant with a corresponding increase to unearned compensation, with the expense over the vesting period reducing the unearned compensation balance. Management had previously accounted for the RSU as an increase to accrued incentive compensation and incentive compensation expense over the vesting period. See Note 1 to the accompanying consolidated financial statements. There has been no adjustment to the Consolidated Statements of Operations.
      This Form 10-Q/ A only amends and restates the Consolidated Statements of Financial Condition, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders’ Equity of the Original Filing and amends and restates the notes to accompanying consolidated financial statements by adding Note 10 describing subsequent events. Although this Form 10-Q/ A contains all of the items required to be included in a Quarterly Report on Form 10-Q, no other information in the Original Filing is hereby amended. Except to the extent modified or updated by Note 10, the foregoing items have not been amended to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in BKF’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. In addition, the Original Filing has been amended to contain currently dated certifications from BKF’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act. (See Exhibits 31.1, 31.2, 32.1. and 32.2.)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31,	December 31,
	2005	2004
	as restated	as restated
	See Note 1	See Note 1

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$6,670	$3,582
U.S. Treasury bills	34,262	40,466
Investment advisory and incentive fees receivable	21,961	40,009
Investments in securities, at value (cost $6,513 and $5,426, respectively)	6,712	5,788
Investments in affiliated partnerships	10,830	17,362
Prepaid expenses and other assets	9,181	7,048
Fixed assets (net of accumulated depreciation of $6,413 and $6,756, respectively)	6,364	6,812
Deferred tax asset	6,429	8,391
Goodwill (net of accumulated amortization of $8,566)	14,796	14,796
Investment advisory contracts (net of accumulated amortization of $61,328 and $59,576, respectively)	8,761	10,513
Consolidated affiliated partnerships:
Due from broker	1,425	952
Investments in securities, at value (cost $7,011 and $5,877, respectively)	7,540	6,517

Total assets	$134,931	$162,236

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$3,028	$4,084
Accrued bonuses	17,228	42,686
Accrued lease amendment expense	3,737	3,843
Dividend Payable	1,063	—
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $1,280 and $1,065, respectively)	1,524	1,299

Total liabilities	26,580	51,912

Minority interest in consolidated affiliated partnerships	3,582	2,478

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,527,103 and 7,274,779 shares, respectively	7,527	7,275
Additional paid-in capital	89,439	88,458
Retained earnings	15,244	17,508
Unearned compensation — restricted stock and restricted stock units	(7,441)	(5,395)

Total stockholders’ equity	104,769	107,846

Total liabilities, minority interest and stockholders’ equity	$134,931	$162,236

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

	as restated, see Note 1
Cash flows from operating activities
Net (loss)	$(151)	$(1,058)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	2,286	2,228
Expense for vesting of restricted stock and stock units	1,404	2,164
Tax benefit related to employee compensation plans	1,968	113
Change in deferred tax asset	1,962	(726)
Unrealized (gain) loss on investments in securities	(163)	97
Changes in operating assets and liabilities:
(Increase) decrease in U.S. treasury bills	6,204	(5,967)
Decrease in investment advisory and incentive fees receivable	18,048	16,926
(Increase) decrease in prepaid expenses and other assets	(2,133)	545
Decrease in investments in affiliated investment partnerships	6,532	9,875
(Increase) in investments in securities	(761)	(1,231)
(Decrease) in accrued expenses	(1,056)	(481)
(Decrease) in accrued bonuses	(25,458)	(25,026)
(Decrease) in accrued lease amendment expense	(106)	(314)
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	160	378
Effect on cash of partnership previously consolidated	—	(22)
(Increase) in due from broker	(473)	(2,980)
(Increase) in securities	(1,023)	(926)
Increase in securities sold short	225	1,470

Net cash provided by (used in) operating activities	7,465	(4,935)

Cash flows from investing activities
Fixed asset additions	(86)	(477)

Net cash (used in) investing activities	(86)	(477)

Cash flows from financing activities
Issuance of common stock	(4,187)	54
Dividend paid to shareholders	(1,054)	—
Consolidated affiliated partnerships:
Increase (decrease) in partner contributions received in advance	—	1,000
Partner subscriptions	950	1,050

Net cash provided by (used in) financing activities	(4,291)	2,104

Net increase (decrease) in cash and cash equivalents	3,088	(3,308)
Cash and cash equivalents at the beginning of the year	3,582	4,947

Cash and cash equivalents at the end of the period	$6,670	$1,639

Supplemental disclosure of cash flow information
Cash paid for interest	$20	$61

Cash paid for taxes	$19	$23

See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2005
(Amounts in thousands)
(Unaudited)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

Balance at December 31, 2004, as restated	$7,275	$88,458	$17,508	$(5,395)	$107,846
Restated to reflect grants of restricted stock units	—	(4,823)	—	1,224	(3,599)
Grants of restricted stock	84	3,474	—	(3,270)	288
Issuance of common stock	168	362	—	—	530
Tax benefit related to employee compensation plans	—	1,968	—	—	1,968
Dividends, net of compensation expense(1)	—	—	(2,113)	—	(2,113)
Net (loss)	—	—	(151)	—	(151)

Balance at March 31, 2005, as restated	$7,527	$89,439	$15,244	$(7,441)	$104,769

(1)	compensation expense incurred relating to dividend of $4.
See accompanying notes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Organization
      The consolidated interim financial statements of BKF Capital Group, Inc. (“BKF” or the “Company”) and its subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2004. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results. BKF Capital Group, Inc. (the “Company”) operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as “Levco.” The Company trades on the New York Stock Exchange, Inc. (“NYSE”) under the symbol (“BKF”).
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
      During a review of the Company’s equity compensation plan, it was determined that certain RSU grants under the plan should have been accounted for as equity instruments. Previously, the Company accounted for these RSU as a liability on the Consolidated Statements of Financial Condition. RSU awards where employees can compel the Company to settle the award by transferring cash or other assets to employees rather than by issuing equity instruments would result in the Company’s incurring a liability. In contrast, if the Company is not compelled to settle the RSU award by transferring assets other then its own stock and has the intent to settle the RSU award with its own stock then the RSU award should be accounted for as an equity instrument. The Company settles these RSU in equity.
      The Company has determined that the RSU awards should have been classified as additional paid-in capital on the date of grant with a corresponding increase to unearned compensation, with compensation

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense charged over the vesting period reducing the unearned compensation balance. Previously the RSU awards were accounted for as an increase to accrued incentive compensation and incentive compensation expense over the vesting period. The effect of this change will be to increase stockholders’ equity by $12.4 million and $16.0 million as of March 31, 2005 and December 31, 2004 (see 10K/ A filed), respectively, and reduce liabilities by the same amounts. This change did not result in any adjustment to the Consolidated Statements of Operations.

Consolidation Accounting Policies
      Operating Companies. Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements,” to variable interest entities (“VIE”), (“FIN 46”), which was issued in January 2003 and revised in December 2003 (“FIN 46R”), defines the criteria necessary to be considered an operating company (i.e., voting interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries, (“SFAS 94”) should be applied. As required by SFAS 94, the Company consolidates operating companies in which BKF has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46R defines operating companies as businesses that have a sufficient legal equity to absorb the entities’ expected losses and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which the Company is able to exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of an operating entity. The Company has determined that it does not have any VIE. Entities consolidated are based on equity ownership of the entity by the Company and its affiliates.

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

Stock-Based Compensation
      SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) established financial accounting and reporting standards for equity-based and non-employee compensation. SFAS 123 permits companies to account for equity-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” or using the fair-value method under SFAS 123. The company has adopted APB 25 and its related interpretations to account for equity-based employee compensation. Accordingly, no compensation expense was recognized for stock option awards because the exercise price equaled or exceeded the market value on the Company’s common stock on the grant date. Compensation expense for restricted stock units (“RSU”) or restricted stock with future service requirements is recognized over the relevant service periods. In December 2002, the FASB Issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation. All stock options are fully vested for the applicable periods therefore, disclosure provisions for SFAS No. 123 are not applicable. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25,

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Securities and Exchange Commission (“SEC”) Interpretive Release 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment,” this statement is effective as of the beginning of the first interim or annual reporting period of the Company’s first fiscal year beginning after June 15, 2005. In accordance with the SFAS 123R, as amended, the Company will adopt SFAS No. 123R effective January 1, 2006.
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

	March 31, 2005 as Restated, See Note 1

	BKF	CAP	Eliminations	Consolidated

Assets
Cash and cash equivalents	$6,670	$—	$—	$6,670
U.S. Treasury bills	34,262	—	—	34,262
Investment advisory and incentive fees receivable	21,963	—	(2)	21,961
Investments in securities, at value (cost $6,513)	6,712	—	—	6,712
Investments in affiliated partnerships	14,693	—	(3,863)	10,830
Prepaid expenses and other assets	9,167	14	—	9,181
Fixed assets (net of accumulated depreciation of $6,413)	6,364	—	—	6,364
Deferred tax asset	6,429	—	—	6,429
Goodwill (net of accumulated amortization of $8,566)	14,796	—	—	14,796
Investment advisory contracts (net of accumulated amortization of $61,328)	8,761	—	—	8,761
Consolidated affiliated partnerships:
Due from broker	—	1,425	—	1,425
Investments in securities, at value (cost $7,011)	—	7,540	—	7,540

Total assets	$129,817	$8,979	$(3,865)	$134,931

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$3,020	$10	$(2)	$3,028
Accrued bonuses	17,228	—	—	17,228
Accrued lease amendment expense	3,737	—	—	3,737
Dividends payable	1,063	—	—	1,063
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $1,280)	—	1,524	—	1,524

Total liabilities	25,048	1,534	(2)	26,580

Minority interest in CAP	—	—	3,582	3,582

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,527,103	7,527	—	—	7,527
Additional paid-in capital	89,439	—	—	89,439
Retained earnings	15,244	—	—	15,244
Unearned compensation — restricted stock	(7,441)	—	—	(7,441)
Capital from consolidated affiliated partnerships	—	7,445	(7,445)	—

Total stockholders’ equity	104,769	7,445	(7,445)	104,769

Total liabilities, minority interest and stockholders’ equity	$129,817	$8,979	$(3,865)	$134,931

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

9.	Dividends
      On March 23, 2005, the Company declared a dividend of $0.125 per share payable on April 15, 2005.
      On April 5, 2005, the Company declared a special dividend of $0.925 per share payable on April 29, 2005.

10.	Subsequent Events (unaudited)
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
      Other operating expenses were $3.20 million in the first quarter of 2005, reflecting an 11.9% decrease from $3.63 million in the same period in 2004, primarily as the result of reductions in third party referral fees and distribution related travel and entertainment expenses, which were partly offset by increased professional fees to auditors, consultants and lawyers relating to public company issues.

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
      Accrued expenses were $3.03 million at March 31, 2005, as compared to $4.08 million at December 31, 2004. Such expenses were comprised primarily of accruals for third party marketing fees and professional fees relating to public company expenses. Third party marketing fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. The payment of third party marketing fees was partly offset by the expenses accrued during the three months ended March 31, 2005.
      Accrued bonuses were $17.23 million at March 31, 2005, as compared to $42.69 million at December 31, 2004, reflecting the payment of 2004 bonuses and the accrual for 2005 bonuses.
      On April 5, 2005, BKF declared a special dividend of $0.925 per share payable on April 29, 2005, resulting in total dividend payments aggregating approximately $7.9 million.
      Based upon BKF’s current level of operations and anticipated growth, BKF expects that cash flows from operating activities will be sufficient to finance its working capital needs for the foreseeable future. Except for its lease commitments, which are discussed in Note 10 in the Notes to Consolidated Financial Statements in BKF’s Annual Report on Form 10-K/ A for the year ended December 31, 2004, BKF has no material commitments for capital expenditures.

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

BKF Capital Group, Inc.

By:	/s/ John C. Siciliano

John C. Siciliano
Chief Executive Officer
and President

By:	/s/ Glenn A. Aigen

Glenn A. Aigen
Senior Vice President and
Chief Financial Officer
Date: November 3, 2005