Form 10-Q
period 2005-06-30
BKF CAPITAL GROUP INC
filed 2005-11-03
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15	(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15	(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of September 30, 2005, 7,834,829 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
SIGNATURES		32
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

		December 31,
		2004
	June 30,	as Restated,
	2005	See Note 1

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$5,990	$3,582
U.S. Treasury bills	34,562	40,466
Investment advisory and incentive fees receivable	28,130	40,009
Investments in securities, at value (cost $6,546 and $5,426, respectively)	6,847	5,788
Investments in affiliated partnerships	8,849	17,362
Prepaid expenses and other assets	7,049	7,048
Fixed assets (net of accumulated depreciation of $6,971 and $6,756, respectively)	6,254	6,812
Deferred tax asset	7,010	8,391
Goodwill (net of accumulated amortization of $8,566)	14,796	14,796
Investment advisory contracts (net of accumulated amortization of $63,080 and $59,576, respectively)	7,009	10,513
Consolidated affiliated partnerships:
Due from broker	10,571	952
Investments in securities, at value (cost $8,803 and $5,877, respectively)	9,274	6,517

Total assets	$146,341	$162,236

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$2,924	$4,084
Accrued bonuses	32,021	42,686
Accrued lease amendment expense	3,631	3,843
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $3,869 and $1,065, respectively)	3,982	1,299

Total liabilities	42,558	51,912

Minority interest in consolidated affiliated partnerships	6,810	2,478

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,528,162 and 7,274,779 shares, respectively	7,528	7,275
Additional paid-in capital	90,027	88,458
Retained earnings	5,231	17,508
Unearned compensation — restricted stock and restricted stock units	(5,813)	(5,395)

Total stockholders’ equity	96,973	107,846

Total liabilities, minority interest and stockholders’ equity	$146,341	$162,236

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Investment advisory fees	$19,142	$19,558	$39,342	$38,144
Incentive fees and allocations	9,256	4,259	21,074	14,350
Commission income (net) and other	183	320	377	798
Net realized and unrealized gain on investments	228	191	349	400
Interest income	265	94	465	172
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	588	177	914	568
Interest and dividend income	64	20	89	33

Total revenues	29,726	24,619	62,610	54,465

Expenses:
Employee compensation and benefits	23,053	17,339	46,944	38,429
Employee compensation relating to equity grants	1,600	2,241	2,912	4,404
Occupancy & equipment rental	1,723	1,562	3,311	2,918
Other operating expenses	3,573	3,142	6,769	6,771
Amortization of intangibles	1,752	1,752	3,504	3,504
Interest expense	20	28	40	89
Other operating expenses from consolidated affiliated partnerships	39	11	61	20

Total expenses	31,760	26,075	63,541	56,135

Operating income (loss)	(2,034)	(1,456)	(931)	(1,670)
Minority interest in consolidated affiliated partnerships	(234)	(163)	(393)	(541)

Income (loss) before taxes	(2,268)	(1,619)	(1,324)	(2,211)

Income tax expense	(91)	80	1,004	546

Net (loss)	$(2,177)	$(1,699)	$(2,328)	$(2,757)

(Loss) per share:
Basic and Diluted	$(0.29)	$(0.25)	$(0.31)	$(0.40)

Weighted average shares outstanding
Basic and Diluted	7,529,850	6,908,415	7,487,399	6,881,352

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities
Net (loss)	$(2,328)	$(2,757)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	4,598	4,518
Expense for vesting of restricted stock and stock units	3,071	4,542
Tax benefit related to employee compensation plans	2,518	177
Change in deferred tax asset	1,381	(508)
Unrealized (gain) loss on investments in securities	61	(109)
Changes in operating assets and liabilities:
(Increase) decrease in U.S. treasury bills	5,904	(13,401)
Decrease in investment advisory and incentive fees receivable	11,879	15,407
(Increase) decrease in prepaid expenses and other assets	(1)	(592)
Decrease in investments in affiliated investment partnerships	8,513	9,624
(Increase) in investments in securities	(1,120)	(1,077)
(Decrease) in accrued expenses	(1,160)	(551)
(Decrease) in accrued bonuses	(10,665)	(14,296)
(Decrease) in accrued lease amendment expense	(212)	(465)
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	393	541
Effect on cash of partnership previously consolidated	—	(16)
(Increase) in due from broker	(9,619)	(6,093)
(Increase) in securities	(2,757)	(4,144)
Increase in securities sold short	2,683	3,228

Net cash provided by (used in) operating activities	13,139	(5,972)

Cash flows from investing activities
Fixed asset additions	(536)	(1,310)

Net cash (used in) investing activities	(536)	(1,310)

Cash flows from financing activities
Issuance of common stock	(4,187)	145
Dividends paid to shareholders	(9,953)	(858)
Consolidated affiliated partnerships:
Partner subscriptions	3,945	6,450

Net cash provided by (used in) financing activities	(10,195)	5,737

Net increase (decrease) in cash and cash equivalents	2,408	(1,545)
Cash and cash equivalents at the beginning of the year	3,582	4,947

Cash and cash equivalents at the end of the period	$5,990	$3,402

Supplemental disclosure of cash flow information
Cash paid for interest	$40	$89

Cash paid for taxes	$47	$1,863

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2005
(Amounts in thousands)
(Unaudited)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

Balance at December 31, 2004 as restated	$7,275	$88,458	$17,508	$(5,395)	$107,846
Grants of restricted stock units and restricted stock	85	3,405	—	(418)	3,072
Issuance of common stock	168	(4,354)	—	—	(4,186)
Tax benefit related to employee compensation plans	—	2,518	—	—	2,518
Dividends, net of compensation expense(1)	—	—	(9,949)	—	(9,949)
Net (loss)	—	—	(2,328)	—	(2,328)

Balance at June 30, 2005	$7,528	$90,027	$5,231	$(5,813)	$96,973

(1)	compensation expense incurred relating to dividend of $32.

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
      The Consolidated Financial Statements of Levco include its wholly-owned subsidiaries LEVCO Europe Holdings, Ltd. (“LEVCO Holdings”) and its wholly-owned subsidiary, LEVCO Europe, LLP (“LEVCO Europe”), John A. Levin & Co., Inc., (“JALCO”), JALCO’s two wholly-owned subsidiaries, Levco GP Inc. (“Levco GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. Three investment partnerships were consolidated at June 30, 2005 and one at December 31, 2004. In addition, the operations of three investment partnerships were included in the statements of operation and cash flows for the six-months ended June 30, 2005 while one investment partnership was consolidated for the six-months ended June 30, 2004. All intercompany transactions have been eliminated in consolidation.
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
      During a review of the Company’s equity compensation plan, it was determined that certain RSU grants under the plan should have been accounted for as equity instruments. Previously, the Company accounted for these RSU as a liability on the Consolidated Statement of Financial Condition. RSU awards where employees can compel the Company to settle the award by transferring cash or other assets to employees rather than by issuing equity instruments would result in the Company’s incurring a liability. In contrast, if the Company is not compelled to settle the RSU award by transferring assets other then its own stock and has the intent to settle the RSU award with its own stock then the RSU award should be accounted for as an equity instrument. The Company settles these RSU in equity.
      The Company has determined that the RSU awards should have been classified as additional paid-in capital on the date of grant with a corresponding increase to unearned compensation, with compensation expense charged over the vesting period reducing the unearned compensation balance. Previously the RSU

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
awards were accounted for as an increase to accrued incentive compensation and incentive compensation expense over the vesting period. The effect of this change will be to increase stockholders’ equity by $16.0 million as of December 31, 2004 and reduce liabilities by the same amounts. This change did not result in any adjustment to the Consolidated Statements of Operations.

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
      The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net (loss)	$(2,177)	$(1,699)	$(2,328)	$(2,757)

Basic weighted-average shares outstanding	7,529,850	6,908,415	7,487,399	6,881,352
Dilutive potential shares from equity grants	—	—	—	—

Diluted weighted-average shares outstanding	7,529,850	6,908,415	7,487,399	6,881,352

Basic and diluted (loss) per share:
Net (loss)	$(0.29)	$(0.25)	$(0.31)	$(0.40)

      In calculating diluted (loss) per share for the three and six-months ended June 30, 2005 and 2004 common stock equivalents of 995,007 and 1,892,610, respectively, were excluded due to their anti-dilutive effect on the calculation.

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
      All of the Company’s remaining stock options are fully vested as of June 30, 2005. Therefore, the Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s financial statements.

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
      Included in investment advisory fees receivable are approximately $14.9 million and $768,000 of accrued incentive fees as of June 30, 2005 and December 31, 2004, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the consolidation of the CAP with BKF as of June 30, 2005. The consolidating statements of financial condition have been included to assist investors in understanding the components of financial condition and operations of BKF and the CAP. A significant portion of the results of operations have been separately identified in the consolidated statements of operations (dollar amounts in thousands):

	June 30, 2005

	BKF	CAP	Eliminations	Consolidated

Assets
Cash and cash equivalents	$5,990	$—	$—	$5,990
U.S. Treasury bills	34,562	—	—	34,562
Investment advisory and incentive fees receivable	28,132	—	(2)	28,130
Investments in securities, at value (cost $6,546)	6,847	—	—	6,847
Investments in affiliated partnerships	17,895	—	(9,046)	8,849
Prepaid expenses and other assets	7,032	17	—	7,049
Fixed assets (net of accumulated depreciation of $6,971)	6,254	—	—	6,254
Deferred tax asset	7,010	—	—	7,010
Goodwill (net of accumulated amortization of $8,566)	14,796	—	—	14,796
Investment advisory contracts (net of accumulated amortization of $63,080)	7,009	—	—	7,009
Consolidated affiliated partnerships:
Due from broker	—	10,571	—	10,571
Investments in securities, at value (cost $8,803)	—	9,274	—	9,274

Total assets	$135,527	$19,862	$(9,048)	$146,341

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$2,902	$24	$(2)	$2,924
Accrued bonuses	32,021	—	—	32,021
Accrued lease amendment expense	3,631	—	—	3,631
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $3,869)	—	3,982	—	3,982

Total liabilities	38,554	4,006	(2)	42,558

Minority interest in CAP	—	—	6,810	6,810

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,528,162	7,528	—	—	7,528
Additional paid-in capital	90,027	—	—	90,027
Retained earnings	5,231	—	—	5,231
Unearned compensation — restricted stock	(5,813)	—	—	(5,813)
Capital from consolidated affiliated partnerships	—	15,856	(15,856)	—

Total stockholders’ equity	96,973	15,856	(15,856)	96,973

Total liabilities, minority interest and stockholders’ equity	$135,527	$19,862	$(9,048)	$146,341

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments in Affiliated Investment Partnerships and Related Revenue
      Summary financial information, including the Company’s carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

June 30,
2005

Total AIP assets	$676,451
Total AIP liabilities	(184,434)
Total AIP capital balance	492,017
AIP net earnings	12,114
Company’s carrying value (including incentive allocations)	8,849
Company’s income on invested capital (excluding accrued incentive allocations)	207
      Included in the carrying value of investments in AIP at June 30, 2005 and December 31, 2004 are accrued incentive allocations approximating $2.4 million and $6.5 million, respectively.
      Included in the Company’s incentive fees and general partner incentive allocations are approximately $964,000 and $300,000 payable directly to employee owned and controlled entities (“Employee Entities”) for the three months ended June 30, 2005 and 2004, and $1.9 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $964,000 and $300,000 for the three months ended June 30, 2005 and 2004, and $1.9 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively. These amounts are included in the Consolidated Statement of Operations.
      The Company recorded investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $18.2 million and $11.9 million for the three months ended June 30, 2005 and 2004, and $37.3 million and $29.9 million for the six months ended June 30, 2005 and 2004, respectively.
      Included in investment advisory and incentive fees receivable at June 30, 2005 and December 31, 2004 are $4.0 million and $4.0 million, respectively, of advisory fees from AIP and sponsored investment offshore vehicles. Also included in investment advisory and incentive fees receivable are $13.4 million and $26.7 million of incentive fees from sponsored offshore investment vehicles at June 30, 2005 and December 31, 2004, respectively.

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

7.	Non-Cash Transactions
First Quarter 2004:

•	Certain executive officers of the Company, who are subject to performance based criteria with regard to their 2003 compensation, and several employees were granted 56,105 shares of restricted stock with a value of approximately $1.4 million, which vest over a three-year period. The amount unearned as of

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 2,389 shares of common stock for required withholding taxes in connection with the delivery of 7,002 RSU.

•	The Company withheld 3,111 shares of common stock for required withholding taxes in connection with the exercise of 15,049 stock options.
Second Quarter 2004:

•	9,600 shares of restricted stock were granted to non-employee Directors for 2004 Directors fees with a value of approximately $275,000.

•	4,500 RSU and 437 shares of Restricted Stock, which were unvested, were forfeited.
First Quarter 2005:

•	Certain executive officers of the Company, who are subject to performance based criteria with regard to their 2004 compensation, and several employees were granted 75,344 shares of restricted stock with a value of approximately $3.2 million, which vest over a three-year period. The amount unearned as of March 31, 2005 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 112,874 shares of common stock for required withholding taxes in connection with the delivery of 280,854 RSU.

•	5,000 unvested RSU were forfeited

•	The restriction on 9,600 shares of restricted stock was lifted and delivered.

•	9,000 shares of restricted stock were granted to non-employee Directors for 2005 Directors fees with a value of approximately $360,000.
Second Quarter 2005:

•	The restriction on 4,800 shares of restricted stock was lifted and delivered.

•	3,433 shares of restricted stock were granted to several employees with a value of approximately $132,000, of which 1,174 unvested shares were forfeited.

8.	Income Taxes
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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 5, 2005, the Company declared a quarterly dividend of $0.125 per share payable on July 29, 2005 to shareholders of record as of July 15, 2005. Included in the $0.125 per share dividend will be the $.01 per share redemption price payable on July 29, 2005 to holders of record as of July 15, 2005.
      On September 22, 2005, the Company declared a dividend of $0.125 per share payable on October 28, 2005.

10.	Subsequent Events
      The Board of Directors of BKF elected on July 5, 2005 to redeem all of the outstanding Common Share Purchase Rights (the “Rights”) issued under the Rights Agreement, dated as of June 8, 2001, by and between the Company and Mellon Investor Services LLC, as Rights Agent, effective immediately, pursuant to Section 23 of the Rights Agreement. The redemption price of $.01 per Right (the “Redemption Price”) was paid on July 29, 2005 to holders of record of the redeemed Rights on July 15, 2005. From and after the effectiveness of the redemption of the Rights, the holders of the redeemed Rights are entitled to no rights as such except to receive payment of the Redemption Price.
      On August 4, 2005, 1,800 shares of restricted stock were granted to non-employee Directors for 2005 Directors fees with a value of approximately $61,000.
      The restriction on 2,100 shares of restricted stock was lifted and delivered and 747 shares of restricted stock were forfeited.
      In August 2005, 94,000 shares of restricted stock were granted to several employees with a value of approximately $3.2 million.
      On September 28, 2005, Mr. John Levin resigned as the Chief Executive Officer of BKF. Following his departure date, which is expected to be December 31, 2005, Mr. Levin will act as a consultant to the firm, as Chairman Emeritus (a non-voting advisor to the Board of Directors) and will lead his own asset management firm. Under the terms of the arrangement between Mr. Levin and BKF, Mr. Levin will be able to solicit certain clients of the firm and a limited number of firm employees, and BKF will have an economic stake equal to 15% of the revenues generated for Mr. Levin’s firm by the clients who move their accounts from BKF. Mr. Levin’s departure will result in the termination of the short-biased alternative investment strategy. Mr. Levin will be subject to non-hire and non-solicit arrangements with respect to all other employees and clients of the firm for periods of 15 or 36 months. As part of the separation agreement with John A. Levin 161,725 RSU and 46,786 shares of restricted stock have been forfeited with approximate values of $2.6 million and $1.6 million, respectively.
      On September 28, 2005, the Company’s hired a new Chief Executive Officer. As part of the agreement the Company granted 250,000 shares of restricted stock with an approximate value of $8.0 million which vest 20% on December 30, 2005 and the remaining 80% shall vest ratably in 20% (i.e. 25% of the invested 80%) installments on the first through fourth anniversaries of the grant date. In addition, 250,000 stock options will be granted on December 30, 2005 equal to the fair market value on the grant date and will vest over the same terms as the restricted stock. The stock options will be accounted for under SFAS 123R upon grant.
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
      At June 30, 2005, assets under management at Levco were $12.4 billion, down from $13.1 billion a year earlier. (See “The Month Ended June 30, 2005 as Compared to The Month Ended June 30, 2004 — Significant Developments Since June 30, 2005”) Following is a comparison of Levco’s assets under management as defined by product and client type:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004

Long-Only Accounts:
Institutional	$2,457	$2,723	$2,964	$2,802	$2,692
Sub-Advisory	2,534	2,744	2,641	2,362	2,491
Non-Institutional	1,708	1,671	1,713	1,651	1,667
Wrap	2,143	2,225	2,319	2,216	2,281

Total Long-Only	8,842	9,363	9,637	9,031	9,131
Alternative Strategies:
Event-Driven	2,098	2,262	2,568	2,599	2,678
Long-Short Accounts	768	849	792	752	722
Short-Biased	460	423	422	510	497
Other Private Investment Funds	215	193	185	150	97

Total Alternative Strategies	3,541	3,727	3,967	4,011	3,994

Total	$12,383	$13,090	$13,604	$13,042	$13,125

      Levco also has a wholly-owned broker-dealer subsidiary that clears through Bear Stearns Securities Corp. on a fully disclosed basis. Generally, the customers of the broker-dealer subsidiary are advisory clients of Levco, and the trades executed through the broker-dealer are generally placed by Levco in its capacity as investment adviser.
RISK FACTORS AND RECENT EVENTS
      The following risks, among others, sometimes have affected, and in the future could affect BKF’s business, financial condition or results of operations. The risks described below are not the only ones facing BKF. Additional risks not presently known to BKF or that BKF currently deems insignificant may also impact its business.

Levco is dependent on key personnel
      Levco is largely dependent on the efforts of its senior investment professionals. The loss of the services of key investment personnel could have a material adverse effect on Levco because it could jeopardize its relationships with clients and result in the loss of those accounts. The loss of the senior investment professionals managing a particular strategy could result in the discontinuation of that strategy by Levco. (See “Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004 — Significant Developments Since June 30, 2005.”)
      On September 28, 2005, Mr. John Levin resigned as the Chief Executive Officer of BKF. Following his resignation as Chief Executive Officer, Mr. Levin will remain as an employee of the firm through December 31, 2005. Commencing January 1, 2006, Mr. Levin will act as a consultant to the firm, as Chairman Emeritus (a non-voting advisor to the Board of Directors) and will lead his own asset management firm. Under the terms of the arrangement between Mr. Levin and BKF, Mr. Levin will be able to solicit certain clients of the firm (who represented approximately $2.5 billion in assets under management as of June 30, 2005) and a limited number of firm employees, and BKF will have an economic stake in the revenues generated for Mr. Levin’s firm by the clients who move their accounts from BKF. Mr. Levin will be subject to non-hire and non-solicit arrangements with respect to all other employees and clients of the firm for periods of 15 or 36 months. The announcement of Mr. Levin’s resignation may result in the loss of accounts (in addition to those he will be able to solicit) and could impact BKF’s ability to attract new accounts. (See “Risk Factors — Adverse Developments with Regard to Significant Customers or Relationships could Adversely Affect Levco’s Revenues” and “Management’s Discussion and Analysis of Results of Operations” for recent developments with respect to account terminations.) BKF will discontinue its current short-biased alternative investment strategy once Mr. Levin ceases to be an employee of the Company.
      On September 28, 2005, John C. Siciliano became Chief Executive Officer and President of BKF and John A. Levin & Co., Inc. and a director of BKF. Anson M. Beard, Jr., who has been a director since 2000, has succeeded Mr. Levin as Chairman of the Board.
      In August 2005, the Board of Directors approved a compensation program designed to retain personnel through the end of the year. During the remaining portion of the year, BKF will seek to develop compensation arrangements for future periods. There can be no assurance that agreements on such arrangements will be reached. None of Levco’s key investment personnel are subject to employment contracts whose economic terms extend beyond December 31, 2005.
      On October 18, 2005, the Company announced that it was not able to reach an agreement with the portfolio management team managing its event-driven strategies. As a consequence, the investment vehicles being managed pursuant to this strategy are being liquidated and the proceeds returned to investors. As of June 30, 2005, the event-driven strategies represented 17% of BKF’s assets under management and 44% of total advisory revenues for the six months ended June 30, 2005.
      Levco’s future success depends on its ability to retain and attract qualified personnel to conduct its investment management business. To the extent that Levco loses key personnel or seeks to diversify its products and strategies, BKF anticipates that it will be necessary for Levco to replace or add portfolio managers and investment analysts. No assurance can be given that Levco will succeed in its efforts to recruit and retain the required personnel. Because of its relatively smaller size, Levco may have relatively fewer resources with which to recruit and retain personnel. The loss of key personnel or the inability to recruit and retain qualified portfolio managers, business and marketing personnel could have a material adverse effect on Levco’s business.

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

Levco is dependent on a limited number of investment strategies
      Levco currently derives most of its revenues from three investment offerings — a large cap value strategy, an event-driven investment strategy, and an actively traded long-short US equity strategy. The event-driven strategy is in the process of being terminated. Adverse developments with regard to any of these strategies will have a material adverse effect on Levco’s business.

Adverse developments with regard to significant customers or relationships could adversely affect Levco’s revenues
      As of June 30, 2005, the ten largest customers of Levco’s long-only equity strategies (counting as single customers each wrap fee program and related family and institutional accounts) generated approximately $10.4 million of revenues for Levco in the first six months of 2005 (including incentive fees), or approximately 17.1% of BKF’s total fees for the period. Excluding the impact of incentive fees on BKF’s business, the ten largest customers for long-only equity products accounted for approximately 21.5% of all asset-based investment advisory fees earned in the first six months of 2005. Since June 30, 2005, Levco has received notices of termination from three of such customers who had approximately $1.8 billion in assets under management as of their termination dates and who generated $2.4 million of revenues for Levco in the first six months of 2005. In addition, it is expected that two customers with approximately $670 million in assets under management as of September 30, 2005 who generated $1.2 million of revenues in the first six months of 2005 will move their accounts to the business to be launched by John Levin. Under the transition agreement with Mr. Levin, BKF will receive 15% of the revenues generated by these customers for a five year period. Another customer is a pension plan that has been taken over by the Pension Benefits Guarantee Corporation. Since June 30, 2005, this pension plan account has experienced withdrawals of approximately $140 million, and it is expected that this account will terminate as well. This account generated $376,000 in fees in the first six months of 2005. In total, these terminations and anticipated terminations will have an adverse effect on Levco’s revenues.
      In the institutional marketplace, consultants play a key role in selecting investment managers for their clients. In the event that a consultant advising current clients of Levco takes a negative view of Levco, Levco could lose a number of accounts related to that consultant. Since June 30, 2005, a consultant with respect to which Levco manages approximately $430 million pursuant to long-only strategies (including proprietary investment vehicles of the consultant) reduced Levco’s rating to retain, so that it was no longer recommending Levco for new searches but was not advising that Levco be terminated by clients as an investment manager. Other consultants have indicated they are monitoring the present situation closely. In an effort to retain clients in the institutional marketplace, Mr. Siciliano has been actively meeting with clients and consultants and keeping them informed of firm developments.

A decline in the performance of the securities markets could have an adverse effect on Levco’s revenues
      Levco’s operations are affected by many economic factors, including the performance of the securities markets. Declines in the securities markets, in general, and the equity markets, in particular, would likely reduce Levco’s assets under management and consequently reduce its revenues. In addition, any continuing decline in the equity markets, failure of these markets to sustain their prior rates of growth, or continued volatility in these markets could result in investors’ withdrawing from the equity markets or decreasing their rate of investment, either of which would likely adversely affect Levco. Levco’s rates of growth in assets under management and revenues have varied from year to year, and there can be no assurance that the growth rates sustained in the past will continue. Levco is generally a “value” manager, and a general decline in the performance of “value” securities could have an adverse effect on Levco’s revenues. Levco also offers alternative investment strategies. The failure to implement these strategies effectively could likewise impact Levco’s revenues.

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
      Cancellation of Investment Management Agreements. Levco derives almost all of its revenue from investment management agreements. For registered investment companies, a majority of the disinterested members of each fund’s board must approve these agreements at least annually and the agreements are terminable without penalty on 60 days’ notice. The agreements with Levco’s separately-managed account clients generally are terminable by the client without penalty and with little or no notice. Any failure to renew, or termination of, a significant number of these agreements could have an adverse effect on Levco. (See “Risk Factors — Adverse Developments with Regard to Significant Customers or Relationships could Adversely Affect Levco’s Revenues”and “Management’s Discussion and Analysis of Results of Operations” for recent developments with respect to account terminations.)
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
RESULTS OF OPERATIONS
      The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the three and six month periods ended June 30, 2005 and June 30, 2004. The consolidation of the partnerships does not impact BKF’s equity or net income.

Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004

Revenues
      Total revenues for the second quarter of 2005 were $29.73 million, reflecting an increase of 20.7% from $24.62 million in revenues in the same period in 2004. This increase is primarily attributable to a 117.3% increase in incentive fees and allocations from $4.26 million in the second quarter of 2004 to $9.26 million in the second quarter of 2005. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Quarter Ended

	June 30, 2005	June 30, 2004

Revenues:
Investments Management Fees (IMF):
Long-Only	$8,061	$8,747
Event-Driven	6,409	7,180
Long-Short	3,019	2,311
Short-Biased	1,130	1,190
Other	523	130

Total IMF Fees	19,142	19,558

Incentive Fees and Allocations:
Long-Only	1,038	1,087
Event-Driven	7,443	(837)
Long-Short	(86)	3,988
Short-Biased	(109)	(2)
Other	970	23

Total Incentive Fees	9,256	4,259

Total Fees	28,398	23,817
Broker Dealer Revenue-Net	183	320

Total Advisory Revenue	28,581	24,137
Investment and Interest Income	493	285

	Quarter Ended

	June 30, 2005	June 30, 2004

Investment Income from Consolidated Affiliated Partnerships	652	197

Total Revenue	$29,726	$24,619

      The increase in asset-based advisory fees with respect to the firm’s largest long-short equity strategy was attributable to net contributions and appreciation through performance. In the case of the event-driven strategies, the decline in asset-based advisory fees resulted from a decrease in assets under management, which was partly offset by an increased allocation to BKF under the revenue sharing arrangement between BKF and the other participant in the joint venture that serves as the management company to the non-US investment vehicle holding a large majority of the assets in the event-driven strategy. With respect to long-only investment strategies, the decrease in assets under management that was generated by net withdrawals, combined with a lower average fee, resulted in lower revenues.
      The increase in incentive fees and allocations was primarily attributable to an increase in the performance of the event-driven strategies, which was partly offset by a decline in the performance of the long-short equity strategy. An increase in the performance of the small-mid cap long-short equity strategy also contributed to the increase in incentive fees and allocations.
      Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined or billed and allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.
      In the second quarter of 2005, the event-driven strategies experienced net redemptions of approximately $198 million. With respect to the long-only investment strategies, net withdrawals and terminations for the six months ended June 30, 2005 were in excess of $700 million.
      Revenue generated by the broker-dealer business (net of clearing charges) declined 42.8% to $183,000 in the second quarter of 2005 from $320,000 in the second quarter of 2004. This decline was primarily the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts.
      Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships increased 231.0% to $652,000 in the second quarter of 2005 from $197,000 in the same period in 2004. This increase primarily reflects the investment performance of investment partnerships that were launched and consolidated subsequent to June 30, 2004. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses
      Total expenses for the second quarter of 2005 were $31.76 million, reflecting an increase of 21.8% from $26.08 million in expenses in the same period in 2004. Total expenses excluding amortization of finite life intangibles were $30.01 million in the second quarter of 2005, reflecting an increase of 23.4% from $24.32 million for the second quarter of 2004.
      Employee compensation and benefit expense (including grants of equity awards), was $24.65 million in the second quarter of 2005, reflecting an increase of 25.9% from $19.58 million in the second quarter of 2004. These results reflect the implementation of the 2005 compensation program adopted by the Board of Directors in August 2005 that seeks to retain employees through December 31, 2005. The program is geared to maintain compensation levels for the majority of the Company’s personnel at levels comparable to those earned in 2004. It is anticipated that longer-term arrangements will include an emphasis on equity awards and performance incentives. The 2005 compensation program is expected to result in decreased cash flow and increased reported losses in 2005.

      Occupancy and equipment rental was $1.72 million in the second quarter of 2005, reflecting a 10.3% increase from $1.56 million in the same period in 2004, primarily as the result of escalations under the lease.
      Other operating expenses were $3.57 million in the second quarter of 2005, reflecting a 13.7% increase from $3.14 million in the same period in 2004, primarily as the result of increased expenses relating to (i) the proxy contest and (ii) expense reimbursements to affiliated investment funds, which were partly offset by decreased communication and portfolio management system expenses.

Operating Loss
      Operating loss for the second quarter of 2005 was $2.03 million, as compared to an operating loss of $1.46 million in the same period in 2004. Operating loss excluding the amortization of finite life intangibles and the total income from consolidated affiliated partnerships was $934,000 in the second quarter of 2005, as compared to operating income of $99,000 in the same period in 2004.

Income Taxes
      Total income tax benefit was $91,000 in the second quarter of 2005, as compared to an income tax expense of $80,000 for the same period in 2004. The tax benefit primarily reflects the change from book income to a book loss before taxes (as determined without a deduction for the amortization of intangibles). An effective net tax benefit rate of approximately 17.7% (before amortization) was used to make the determination with respect to the provision for taxes at June 30, 2005, while an effective tax rate of approximately 60.9% (before amortization) was used to calculate the provision for taxes at June 30, 2004. The lower effective rate for the quarter 2005 reflects the tax benefit on the current loss offset by state and local taxes on capital.

Significant Developments Since June 30, 2005
      Since June 30, 2005, BKF has experienced significant withdrawals and terminations by clients following long-only and alternative investment strategies. Approximately $580 million in additional redemption were experienced by the event-driven strategies during the period from July 1, 2005 through October 1, 2005. Overall, redemptions from alternative investment strategies during the period from July 1, 2005 through October 1, 2005 were approximately $925 million. During the period from July 1, 2005 to October 1, 2005, approximately $36.6 million in subscriptions were received with respect to alternative investment strategies from unaffiliated investors. With respect to the long-only investment strategies, since June 30, 2005 the Company has experienced or received notification of net withdrawals and terminations of approximately $2.7 billion.
      Since the vast majority of these terminations took place in September and the redemptions from the alternative strategies were mostly effective as of October 1, 2005, the major impact of this anticipated decline in assets under management will first appear in the fourth quarter of 2005. In the first six months of 2005, the terminated accounts following long-only strategies generated approximately $3.1 million in asset-based management fees.
      In addition, on September 28, 2005, Mr. John Levin resigned as the Chief Executive Officer of BKF. Following his departure date which is expected to be December 31, 2005, Mr. Levin will act as a consultant to the firm, as Chairman Emeritus (a non-voting advisor to the Board of Directors) and will lead his own asset management firm. Under the terms of the arrangement between Mr. Levin and BKF, Mr. Levin will be able to solicit certain clients of the firm (who represented approximately $2.5 billion in assets under management as of June 30, 2005) and a limited number of firm employees, and BKF will have an economic stake equal to 15% of the revenues generated for Mr. Levin’s firm by the clients who move their accounts from BKF. Mr. Levin will be subject to non-hire and non-solicit arrangements with respect to all other employees and clients of the firm for periods of 15 or 36 months. Mr. Levin will be continuing as an employee of the firm through December 31, 2005 and will launch his new firm in 2006. As a result, it is expected that the decline in assets under management and revenues that can be expected pursuant to the agreement with Mr. Levin will begin impacting the firm in the first quarter of 2006.

      Mr. Levin’s departure will result in the termination of the short-biased alternative investment strategy (which had $460 million in assets under management as of June 30, 2005), and his resignation may result in the loss of accounts (in addition to those he will be able to solicit) and could impact BKF’s ability to attract new accounts.
      On September 28, 2005, John C. Siciliano became the Chief Executive Officer and President of BKF and John A. Levin & Co., Inc. While net withdrawals are attributable to a range of factors, BKF believes its selection of a new chief executive officer can be an important factor in its efforts to reverse the current trend. Following the appointment of Mr. Siciliano, Philip Friedman, a Senior Portfolio Manager with the respect to the long-only strategies, was named Chief Investment Officer of John A. Levin & Co., Inc.
      On October 18, 2005, the Company announced that it was not able to reach an agreement with the portfolio management team managing its event-driven strategies. As a consequence, the investment vehicles being managed pursuant to this strategy are being liquidated and the proceeds returned to investors. As of June 30, 2005, the event-driven strategies represented 17% of BKF’s assets under management and 44% of total advisory revenues for the six months ended June 30, 2005.
      BKF remains committed to offering a range of long-only and alternative investment strategies to its clients and potential clients. BKF is in discussions with investment team leaders regarding compensation arrangements for 2006 and beyond and is currently seeking to attract additional investment professionals who may add to the firm’s investment capabilities.

Six Months Ended June 30, 2005 as Compared to Six Months Ended June 30, 2004

Revenues
      Total revenues for the six months ended June 30, 2005 were $62.61 million, reflecting an increase of 15.0% from $54.47 million in revenues in the same period in 2004. This increase is primarily attributable to a 46.9% increase in incentive fees and allocations from $14.35 million in the six months ended June 30, 2004 to

$21.07 million in the same period in 2005. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Six Months Ended

	June 30, 2005	June 30, 2004

Revenues:
Investments Management Fees (IMF):
Long-Only	$16,606	$17,668
Event-Driven	13,403	13,981
Long-Short	6,081	4,145
Short-Biased	2,199	2,122
Other	1,053	228

Total IMF Fees	39,342	38,144

Incentive Fees and Allocations:
Long-Only	2,062	1,368
Event-Driven	13,006	8,061
Long-Short	5,025	4,752
Short-Biased	—	—
Other	981	169

Total Incentive Fees	21,074	14,350

Total Fees	60,416	52,494
Broker Dealer Revenue-Net	377	798

Total Advisory Revenue	60,793	53,292
Investment and Interest Income	814	572
Investment Income from Consolidated Affiliated Partnerships	1,003	601

Total Revenue	$62,610	$54,465

      The increase in asset-based advisory fees with respect to the firm’s largest long-short equity strategy was attributable to net contributions and appreciation through performance. In the case of the event-driven strategies, the decline in asset-based advisory fees resulted from a decrease in assets under management, which was partly offset by an increased allocation to BKF under the revenue sharing arrangement between BKF and the other participant in the joint venture that serves as the management company to the non-US investment vehicle holding a large majority of the assets in the event-driven strategy. With respect to long-only investment strategies, the decrease in assets under management that was generated by net withdrawals, combined with a lower average fee, resulted in lower revenues.
      The increase in incentive fees and allocations was primarily attributable to an increase in the performance of the event-driven strategies. An increase in the performance of the small-mid cap long-short equity strategy also contributed to the increase in incentive fees and allocations.
      Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined or billed and allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.
      Revenue generated by the broker-dealer business (net of clearing charges) declined 52.8% to $377,000 in the six months ended June 30, 2005 from $798,000 in the same period in 2004. This decline was primarily the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts.

      Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships increased 66.9% to $1.00 million in the six months ended June 30, 2005 from $601,000 in the same period in 2004. This increase primarily reflects the investment performance of investment partnerships that were launched and consolidated subsequent to June 30, 2004. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses
      Total expenses for the six months ended June 30, 2005 were $63.54 million, reflecting an increase of 13.2% from $56.14 million in expenses in the same period in 2004. Total expenses excluding amortization of finite life intangibles were $60.04 million in the six months ended June 30, 2005, reflecting an increase of 14.1% from $52.63 million for the same period in 2004.
      Employee compensation and benefit expense (including grants of equity awards), was $49.86 million for the six months ended June 30, 2005, reflecting an increase of 16.4% from $42.83 million in the same period in 2004. These results reflect the implementation of the 2005 compensation program adopted by the Board of Directors in August 2005 that is geared towards retaining employees through December 31, 2005 in order to maintain appropriate levels of client service and provide management with an opportunity to develop long-term, stable arrangements with key personnel. The program is geared to maintain compensation levels for the majority of the Company’s personnel at levels comparable to those earned in 2004. It is anticipated that longer-term arrangements will include an emphasis on equity awards and performance incentives. The 2005 compensation program is expected to result in decreased cash flow and increased reported losses in 2005.
      Occupancy and equipment rental was $3.31 million for the six months ended June 30, 2005, reflecting a 13.5% increase from $2.92 million in the same period in 2004, primarily as the result of escalations under the lease.
      Other operating expenses were $6.77 million for the six months ended June 30, 2005, remaining flat with the same period in 2004, primarily as the result of increased expenses relating to professional fees (many of which were related to the proxy contest) being offset by reductions in fees paid to third party marketers and in communications and portfolio management system expenses.

Operating Loss
      Operating loss for the six months ended June 30, 2005 was $931,000, as compared to an operating loss of $1.67 million in the same period in 2004. Operating income excluding the amortization of finite life intangibles and the total income from consolidated affiliated partnerships was $1.57 million for the six months ended June 30, 2005, as compared to operating income of $1.23 million in the same period in 2004.

Income Taxes
      Total income tax expense was $1.00 million for the six months ended 2005, as compared to an income tax expense of $546,000 for the same period in 2004. This increase primarily reflects the larger book loss before taxes (as determined without a deduction for the amortization of intangibles). An effective tax rate of approximately 46.0% (before amortization) was used to make the determination with respect to the provision for taxes at June 30, 2005, while an effective tax rate of approximately 42.2% (before amortization) was used to calculate the provision for taxes at June 30, 2004. The higher effective tax rate of the six months ended 2005 is a result of offsets to the tax benefit on the year to date book loss for state and local taxes on capital and a state tax reserve based on an ongoing examination of a prior year.
LIQUIDITY AND CAPITAL RESOURCES
      BKF’s current assets as of June 30, 2005 consist primarily of cash, short-term investments and investment advisory and incentive fees receivable. In addition to using capital to fund daily operations, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element of BKF’s business plan, and such seed capital investments can require substantial financial resources. While BKF has historically met its cash and liquidity needs through cash generated by operating activities, because of the liquidation of the event-driven investment vehicles in 2005 and the overall decrease in revenues expected as the result of terminations and withdrawals, it is anticipated that cash flow from operating activities will not be sufficient to fund operations in 2006, and that BKF will use a portion of its existing working capital for such purposes.
      At June 30, 2005, BKF had cash, cash equivalents and U.S. Treasury bills of $40.55 million, compared to $44.05 million at December 31, 2004. This decrease primarily reflects the payment of dividends and the payment of cash bonuses in 2005 which were accrued in 2004, which were partly offset by the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships. The decrease in investment advisory and incentive fees receivable from $40.01 million at December 31, 2004 to $28.13 million at June 30, 2005 primarily reflects the receipt of incentive fees earned in 2004. The decrease in investments in affiliated investment partnerships from $17.36 million at December 31, 2004 to $8.85 million at June 30, 2005 primarily reflects the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2004, which was partially offset by the accrual of incentive allocations for the three month period ended June 30, 2005 and reflects the increased number of affiliated partnerships consolidated as of June 30, 2005 as compared to June 30, 2004. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.
      The decrease in the deferred tax asset to $7.01 million at June 30, 2005 from $8.39 million at December 31, 2004, are both the result of tax deductions taken in 2005 based on the fair market value of stock delivered pursuant to restricted stock unit awards. Due to the amount of the deduction, 2005 will reflect, for tax purposes, a net operating loss that may be carried back to prior years with respect to federal tax and carried forward with respect to state and local taxes.
      The increase in due from broker from consolidated affiliated partnerships to $10.57 million at June 30, 2005 from $952,000 at December 31, 2004 and the increase in investments in securities from consolidated affiliated partnerships to $9.27 million at June 30, 2005 from $6.52 million at December 31, 2004 reflects the number of affiliated partnerships consolidated as of June 30, 2005 as compared to June 30, 2004.
      Accrued expenses were $2.92 million at June 30, 2005, as compared to $4.08 million at December 31, 2004. Such expenses were comprised primarily of accruals for third party marketing fees and professional fees relating to public company expenses. Third party marketing fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. The payment of third party marketing fees was partly offset by the expenses accrued during the six months ended June 30, 2005.
      Accrued bonuses were $32.02 million at June 30, 2005, as compared to $42.69 million at December 31, 2004, reflecting the payment of 2004 bonuses and the accrual for 2005 bonuses.
      On July 5, 2005, the Company also declared a quarterly dividend of $0.125 per share payable on July 29, 2005 to shareholders of record as of July 15, 2005. Included in the $0.125 per share dividend will be the $.01 per share redemption price payable on July 29, 2005 to holders of record as of July 15, 2005. On September 22, 2005, the Company declared a quarterly dividend of $0.125 per share payable on October 28, 2005 to shareholders of record as of October 14, 2005.
      Based on the impact of the liquidation of the event-driven investment vehicles and the overall decrease in revenues expected as the result of terminations and withdrawals, it is anticipated that cash flow from operating activities will not meet BKF’s cash and liquidity needs in 2006, and that BKF will use a portion of its existing working capital to fund operations. Cash and cash equivalents, U.S. Treasury bills, investment advisory and incentive fees receivable, investments in securities and investments in affiliated partnerships aggregated $93.4 million at June 30, 2005. BKF also had approximately $38.6 million of total liabilities at such date.

These totals exclude the effects of consolidated affiliated partnerships (see Note 4 of Notes to Consolidated Financial Statements).
      In addition, the loss of accounts and cost cutting measures to be implemented by BKF in 2005 may result in charges relating to the impairment of intangible assets (investment advisory contracts) and to lease and personnel costs. Except for its lease commitments, which are discussed in Note 10 in the Notes to Consolidated Financial Statements in BKF’s Annual Report on Form 10-K/A for the year ended December 31, 2004, BKF has no material commitments for capital expenditures.

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
      On June 23, 2005, BKF commenced its Annual Meeting of Stockholders. The meeting was adjourned until July 21, 2005 solely with respect to voting on Proposals 2 and 3 below. In a contested election, Warren G. Lichtentstein, Kurt N. Schacht and Ronald LaBow were elected to serve as directors of BKF. Anson M. Beard, Jr., Barton M. Biggs, Peter J. Solomon, Dean J. Takahashi and James S. Tisch continued as directors following the Annual Meeting. At the Annual Meeting, the stockholders also approved: Proposal 2, amending the Restated Certificate of Incorporation to eliminate the classified board of directors; Proposal 3, amending the Restated Certificate of Incorporation to eliminate the supermajority vote requirements for fundamental transactions; Proposal 4, ratifying the appointment of Grant Thornton LLP as BKF’s independent auditors; Proposal 5, a stockholder proposal requesting the engagement of an investment banking firm to pursue a sale of the Company; Proposal 6, a stockholder proposal requesting the declassification of the board of directors; and Proposal 7, a shareholder proposal requesting that the board of directors redeem the Common Share Purchase Rights issued pursuant to the Rights Agreement dated June 8, 2001 (the “Plan”), unless the holders of a majority of the outstanding shares approve the issuance at a meeting of stockholders held as soon as practical.
      The voting on the above matters is set forth below:

Proposal 1

Nominee	Votes For	Votes Withheld

J. Barton Goodwin	1,990,949	21,738
John A. Levin	1,990,913	21,774
Burton G. Malkiel	1,991,463	21,224
Warren G. Lichtenstein	3,904,863	213,228
Ronald LaBow	3,648,551	469,540
Kurt N. Schacht	3,891,682	226,409

Proposal 2 — There were 7,104,832 votes for, 40,702 votes against, and 12,473 abstentions.

Proposal 3 — There were 6,768,960 votes for, 51,178 votes against, and 337,868 abstentions.

Proposal 4 — There were 6,093,407 votes for, 23,695 votes against, and 13,674 abstentions.

Proposal 5 — There were 3,021,020 votes for, 2,260,407 votes against, and 849,351 abstentions.

Proposal 6 — There were 4,436,947 votes for, 1,625,941 votes against, and 67,890 abstentions.

Proposal 7 — There were 4,720,626 votes for, 1,330,661 votes against, and 79,490 abstentions.

Item 5.	Other Information
      On July 12, 2005, Barton M. Biggs submitted his resignation as a director of BKF Capital Group, Inc. This information was disclosed in the Report on Form 8-K filed on July 13, 2005.

      On October 27, 2005, the Company received a letter from the United States Securities and Exchange Commission (the “SEC”) notifying the Company that the staff of the SEC is conducting an informal investigation of the Company. The staff requested that the Company provide certain information and produce certain documents relating to (i) the restatement of the Company’s financial statements in its Annual Report on Form 10-K for year ended December 31, 2004 and in its Quarterly Report for the quarter ended March 31, 2005 and (ii) the anticipated departure of the senior portfolio managers for its event-driven investment business and the related decision to liquidate the portfolios of the event-driven investment vehicles. The Company intends to fully cooperate with the SEC.
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