Form 10-Q
period 2005-09-30
BKF CAPITAL GROUP INC
filed 2006-01-13
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-10024

BKF Capital Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-0767530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Rockefeller Plaza, New York, New York	10020 (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2005, 7,898,422 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Assets
Cash and cash equivalents	$6,790	$3,582
U.S. Treasury bills	46,272	40,466
Investment advisory and incentive fees receivable	39,557	40,009
Investments in securities, at value (cost $6,906 and $5,426, respectively)	7,646	5,788
Investments in affiliated partnerships	9,880	17,362
Prepaid expenses and other assets	4,640	7,048
Fixed assets (net of accumulated depreciation of $7,543 and $6,756, respectively)	5,758	6,812
Deferred tax asset	—	8,391
Goodwill (net of accumulated amortization of $8,566)	14,796	14,796
Investment advisory contracts (net of accumulated amortization of $66,849 and $59,576, respectively)	3,240	10,513
Consolidated affiliated partnerships:
Due from broker	9,573	952
Investments in securities, at value (cost $12,864 and $5,877, respectively)	10,927	6,517

Total assets	$159,079	$162,236

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$4,241	$4,084
Accrued bonuses	54,320	42,686
Accrued lease amendment expense	3,525	3,843
Dividend Payable	1,080	—
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $3,447 and $1,065, respectively)	3,404	1,299

Total liabilities	66,570	51,912

Minority interest in consolidated affiliated partnerships	7,439	2,478

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,834,829 and 7,274,779 shares, respectively	7,835	7,275
Additional paid-in capital	94,153	88,458
Retained earnings	(3,060)	17,508
Unearned compensation — restricted stock and restricted stock units	(13,858)	(5,395)

Total stockholders’ equity	85,070	107,846

Total liabilities, minority interest and stockholders’ equity	$159,079	$162,236

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Investment advisory fees	$17,875	$20,103	$57,217	$58,247
Incentive fees and allocations	18,860	7,246	39,934	21,596
Commission income (net) and other	125	271	502	1,069
Net realized and unrealized gain on investments	640	49	989	449
Interest income	375	175	840	347
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	878	—	1,792	568
Interest and dividend income	119	—	208	33

Total revenues	38,872	27,844	101,482	82,309

Expenses:
Employee compensation and benefits	29,200	19,254	76,144	57,683
Employee compensation relating to equity grants	(900)	1,892	2,012	6,296
Occupancy & equipment rental	1,693	1,538	5,004	4,456
Other operating expenses	4,045	2,965	10,814	9,736
Amortization of intangibles	3,770	1,753	7,274	5,257
Interest expense	170	27	210	116
Other operating expenses from consolidated affiliated partnerships	59	—	120	20

Total expenses	38,037	27,429	101,578	83,564

Operating income (loss)	835	415	(96)	(1,255)
Minority interest in consolidated affiliated partnerships	(357)	—	(750)	(541)

Income (loss) before taxes	478	415	(846)	(1,796)

Income tax expense	6,899	1,152	7,903	1,698

Net (loss)	$(6,421)	$(737)	$(8,749)	$(3,494)

(Loss) per share:
Basic and Diluted	$(0.84)	$(0.11)	$(1.16)	$(0.51)

Weighted average shares outstanding
Basic and Diluted	7,603,292	6,922,763	7,526,455	6,895,256

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities
Net (loss)	$(8,749)	$(3,494)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	8,921	6,830
Expense for vesting of restricted stock and stock units	1,979	6,405
Tax benefit related to employee compensation plans	—	470
Change in deferred tax asset	8,391	(1,405)
Unrealized (gain) on investments in securities	(378)	(15)
Changes in operating assets and liabilities:
(Increase) in U.S. treasury bills	(5,806)	(16,464)
Decrease in investment advisory and incentive fees receivable	452	12,857
Decrease in prepaid expenses and other assets	2,408	2,035
Decrease in investments in affiliated investment partnerships	7,482	4,538
(Increase) in investments in securities	(1,480)	(1,062)
(Decrease) in accrued expenses	157	125
Increase (decrease) in accrued bonuses	11,634	(1,776)
(Decrease) in accrued lease amendment expense	(318)	(564)
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	750	—
(Increase) in due from broker	(8,621)	—
(Increase) in securities	(4,410)	—
Increase in securities sold short	2,105	—

Net cash provided by operating activities	14,517	8,480

Cash flows from investing activities
Fixed asset additions	(612)	(1,624)

Net cash (used in) investing activities	(612)	(1,624)

Cash flows from financing activities
Issuance of common stock	(4,187)	515
Dividends paid to shareholders	(10,740)	(1,711)
Consolidated affiliated partnerships:
Partner subscriptions	4,230	—

Net cash (used in) financing activities	(10,697)	(1,196)

Net increase in cash and cash equivalents	3,208	5,660
Cash and cash equivalents at the beginning of the year	3,582	4,947

Cash and cash equivalents at the end of the period	$6,790	$10,607

Supplemental disclosure of cash flow information
Cash paid for interest	$60	$116

Cash paid for taxes	$61	$1,387

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2005
(Amounts in thousands)
(Unaudited)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

Balance at December 31, 2004	$7,275	$88,458	$17,508	$(5,395)	$107,846
Grants of restricted stock units and restricted stock	384	10,057	—	(8,463)	1,978
Issuance of common stock	176	(4,362)	—	—	(4,186)
Tax benefit related to employee compensation plans	—	—	—	—	—
Dividends, net of compensation expense(1)	—	—	(11,819)	—	(11,819)
Net (loss)	—	—	(8,749)	—	(8,749)

Balance at September 30, 2005	$7,835	$94,153	$(3,060)	$(13,858)	$85,070

(1)	compensation expense incurred relating to dividend of $272.

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Organization

The consolidated interim financial statements of BKF Capital Group, Inc. (“BKF” or the “Company”) and its subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results. BKF Capital Group, Inc. (the “Company”) operates through a wholly-owned subsidiary, Levin Management Co., Inc. and its subsidiaries, all of which are referred to as “Levco.” The Company trades on the New York Stock Exchange, Inc. (“NYSE”) under the symbol (“BKF”).

The Consolidated Financial Statements of Levco include its wholly-owned subsidiaries LEVCO Europe Holdings, Ltd. (“LEVCO Holdings”) and its wholly-owned subsidiary, LEVCO Europe, LLP (“LEVCO Europe”), John A. Levin & Co., Inc., (“JALCO”), JALCO’s two wholly-owned subsidiaries, Levco GP Inc. (“Levco GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. On January 3, 2006 the names of Levin Management Co., Inc., JALCO and Levco GP were changed to BKF Management Co., Inc., BKF Asset Management, Inc. and BKF GP, Inc., respectively. Three investment partnerships were consolidated at September 30, 2005 and one at December 31, 2004. In addition, the operations of three investment partnerships were included in the statements of operation and cash flows for the nine-months ended September 30, 2005. One investment partnership was consolidated for the period of January 1, 2004 through June 30, 2004. The fund was no longer consolidated after such period. All intercompany transactions have been eliminated in consolidation.

JALCO is an investment advisor registered under the Investment Advisers Act of 1940, as amended, which provides investment advisory services to its clients which include U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. JALCO also participates in broker consulting programs (Wrap Accounts) with several nationally recognized financial institutions. LEVCO Securities is registered with the SEC as a broker- dealer and is a member of the National Association of Securities Dealers, Inc. Levco GP acts as the managing general partner of several affiliated investment partnerships and is registered with the Commodities Futures Trading Commission as a commodity pool operator.

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

During the third quarter of calendar year 2005, the Company reviewed certain long-lived assets (investment advisory contracts) and determined that such asset was impaired. These investment advisory contracts relate to cost in excess of the net assets of Levco acquired by BKF in June 1996 were reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. In the third quarter 2005 the Company has been terminated as the investment advisor for a significant number of accounts to which the investment advisory contracts relate. The Company performed a valuation of the intangible assets (under SFAS No. 144) and determined that the estimated discounted cash flows for the remaining investment advisory accounts acquired by the Company in 1996 was less than the carrying value of the related assets as determined using the Income approach. As a result, the Company recorded a charge of approximately $2 million representing the difference between the fair value as determined by Income approach and the carrying value of the group of assets. Such amount is reflected in amortization expense in the 2005 Consolidated Statement of Operations.

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

The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net (loss)	$(6,421)	$(737)	$(8,749)	$(3,494)

Basic weighted-average shares outstanding	7,603,292	6,922,763	7,526,455	6,895,256
Dilutive potential shares from equity grants	—	—	—	—

Diluted weighted-average shares outstanding	7,603,292	6,922,763	7,526,455	6,895,256

Basic and diluted (loss) per share:
Net (loss)	$(0.84)	$(0.11)	$(1.16)	$(0.51)

In calculating diluted (loss) per share for the three and nine-months ended September 30, 2005 and 2004 common stock equivalents of 824,882 and 1,798,162, respectively, were excluded due to their anti-dilutive effect on the calculation.

Business Segments

The Company has not presented business segment data, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” because it operates in one business segment, the investment advisory and asset management business.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) established financial accounting and reporting standards for equity-based and non-employee compensation. SFAS 123 permits companies to account for equity-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” or using the fair-value method under SFAS 123. The company has adopted APB 25 and its related interpretations to account for equity-based employee compensation. Accordingly, no compensation expense was recognized for stock option awards because the exercise price equaled or exceeded the market value on the Company’s common stock on the grant date. Compensation expense for restricted stock units (“RSU”) or restricted stock with future service requirements is recognized over the relevant service periods. In December 2002, the FASB Issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation. All stock options are fully vested for the applicable periods therefore, disclosure provisions for SFAS No. 123 are not applicable. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Securities and Exchange Commission (“SEC”) Interpretive Release 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment,” this statement is effective as of the beginning of the first interim or annual reporting period of the Company’s first fiscal year beginning after June 15, 2005. In accordance with the SFAS 123R, as amended, the Company will adopt SFAS No. 123R effective January 1, 2006.

All of the Company’s outstanding stock options are fully vested as of September 30, 2005.

The Company entered into an employment agreement (“agreement”) with the Company’s new Chief Executive Officer (“CEO”) on September 28, 2005. As part of the agreement the Company will grant the CEO 250,000 stock options on December 30, 2005. Upon adoption, the Company has two application methods from which to choose; the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective approach, the Company would be required to recognize compensation cost for the share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of, the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company will adopt the modified-prospective transition approach, which will reduce the Company’s net income by the grant-date fair value of all unvested stock options in the year of adoption. In addition, upon the adoption of SFAS No. 123R, diluted shares outstanding will be reduced for all shares reserved for unvested stock options expensed under SFAS No. 123R.

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

Recent Accounting Developments

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed “restatements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Included in investment advisory fees receivable are approximately $29.8 million and $768,000 of accrued incentive fees as of September 30, 2005 and December 31, 2004, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the consolidation of the CAP with BKF as of September 30, 2005. The consolidating statements of financial condition have been included to assist investors in understanding the components of financial condition and operations of BKF and the CAP. A significant portion of the results of operations have been separately identified in the consolidated statements of operations (dollar amounts in thousands):

	September 30, 2005
	BKF	CAP	Eliminations	Consolidated

Assets
Cash and cash equivalents	$6,790	$—	$—	$6,790
U.S. Treasury bills	46,272	—	—	46,272
Investment advisory and incentive fees receivable	39,560	—	(3)	39,557
Investments in securities, at value (cost $6,906)	7,646	—	—	7,646
Investments in affiliated partnerships	19,512	—	(9,632)	9,880
Prepaid expenses and other assets	4,617	23	—	4,640
Fixed assets (net of accumulated depreciation of $7,543)	5,758	—	—	5,758
Deferred tax asset	—	—	—	—
Goodwill (net of accumulated amortization of $8,566)	14,796	—	—	14,796
Investment advisory contracts (net of accumulated amortization of $66,849)	3,240	—	—	3,240
Consolidated affiliated partnerships:
Due from broker	—	9,573	—	9,573
Investments in securities, at value (cost $12,864)	—	10,927	—	10,927

Total assets	$148,191	$20,523	$(9,635)	$159,079

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$4,196	$48	$(3)	$4,241
Accrued bonuses	54,320	—	—	54,320
Accrued lease amendment expense	3,525	—	—	3,525
Dividends Payable	1,080	—	—	1,080
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $3,447)	—	3,404	—	3,404

Total liabilities	63,121	3,452	(3)	66,570

Minority interest in CAP	—	—	7,439	7,439

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2005
	BKF	CAP	Eliminations	Consolidated

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,834,829 shares	7,835	—	—	7,835
Additional paid-in capital	94,153	—	—	94,153
Retained earnings	(3,060)	—	—	(3,060)
Unearned compensation — restricted stock	(13,858)	—	—	(13,858)
Capital from consolidated affiliated partnerships	—	17,071	(17,071)	—

Total stockholders’ equity	85,070	17,071	(17,071)	85,070

Total liabilities, minority interest and stockholders’ equity	$148,191	$20,523	$(9,635)	$159,079

5.	Investments in Affiliated Investment Partnerships and Related Revenue

Summary financial information, including the Company’s carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

September 30,
2005

Total AIP assets	$579,856
Total AIP liabilities	(131,433)
Total AIP capital balance	448,423
AIP net earnings	23,117
Company’s carrying value (including incentive allocations)	9,880
Company’s income on invested capital (excluding accrued incentive allocations)	354

Included in the carrying value of investments in AIP at September 30, 2005 and December 31, 2004 are accrued incentive allocations approximating $4.7 million and $6.5 million, respectively.

Included in the Company’s incentive fees and general partner incentive allocations are approximately $1.8 million and $900,000 payable directly to employee owned and controlled entities (“Employee Entities”) for the three months ended September 30, 2005 and 2004, and $3.7 million and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $1.8 million and $900,000 for the three months ended September 30, 2005 and 2004, and $3.7 million and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts are included in the Consolidated Statement of Operations.

The Company recorded investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $26.5 million and $17.3 million for the three months ended September 30, 2005 and 2004, and $63.8 million and $47.3 million for the nine months ended September 30, 2005 and 2004, respectively.

Included in investment advisory and incentive fees receivable at September 30, 2005 and December 31, 2004 are $3.3 million and $4.0 million, respectively, of advisory fees from AIP and sponsored investment offshore

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vehicles. Also included in investment advisory and incentive fees receivable are $27.6 million and $26.7 million of incentive fees from sponsored offshore investment vehicles at September 30, 2005 and December 31, 2004, respectively.

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

7.	Non-Cash Transactions

First Quarter 2004:

•	Certain executive officers of the Company, who are subject to performance based criteria with regard to their 2003 compensation, and several employees were granted 56,105 shares of restricted stock with a value of approximately $1.4 million, which vest over a three-year period. The amount unearned as of March 31, 2004 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 2,389 shares of common stock for required withholding taxes in connection with the delivery of 7,002 RSU.

•	The Company withheld 3,111 shares of common stock for required withholding taxes in connection with the exercise of 15,049 stock options.

Second Quarter 2004:

•	9,600 shares of restricted stock were granted to non-employee Directors for 2004 Directors fees with a value of approximately $275,000.

•	4,500 RSU and 437 shares of Restricted Stock, which were unvested, were forfeited.

Third Quarter 2004:

•	48,660 RSU, which were unvested, were forfeited.

•	The Company withheld 681 shares of common stock for required withholding taxes in connection with the delivery of 2,000 RSU.

•	The Company withheld 7,599 shares of common stock for required withholding taxes in connection with the exercise of 40,454 stock options.

First Quarter 2005:

•	Certain executive officers of the Company, who are subject to performance based criteria with regard to their 2004 compensation, and several employees were granted 75,344 shares of restricted stock with a value of approximately $3.2 million, which vest over a three-year period. The amount unearned as of March 31, 2005 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 112,874 shares of common stock for required withholding taxes in connection with the delivery of 280,854 RSU.

•	5,000 unvested RSU were forfeited.

•	The restriction on 9,600 shares of restricted stock was lifted and delivered.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	9,000 shares of restricted stock were granted to non-employee Directors for 2005 Directors fees with a value of approximately $360,000.

Second Quarter 2005:

•	The restriction on 4,800 shares of restricted stock was lifted and delivered.

•	3,433 shares of restricted stock were granted to several employees with a value of approximately $132,000, of which 1,174 unvested shares were forfeited.

Third Quarter 2005:

•	1,800 shares of restricted stock were granted to non-employee Directors with a value of approximately $61,000.

•	The restriction on 2,100 shares of restricted stock was lifted and delivered and 747 shares of restricted stock were forfeited.

•	46,933 shares of restricted stock granted to employees were forfeited.

•	94,000 shares of restricted stock were granted to several employees with a value of approximately $3.2 million.

•	161,725 RSU were forfeited with an approximate grant value of $2.6 million (of which 47,546 RSU were vested and subject to a non-compete clause and were therefore forfeited) and 46,786 shares of restricted stock have been forfeited with an approximate grant value of $1.6 million, as part of the separation agreement with John A. Levin.

•	On September 28, 2005, the Company’s hired a new Chief Executive Officer. As part of the agreement the Company granted 250,000 shares of restricted stock with an approximate value of $8.0 million, which vest 20% on December 30, 2005 and the remaining 80%, shall vest ratably in 20% (i.e. 25% of the invested 80%) installments on the first through fourth anniversaries of the grant date. In addition, 250,000 stock options will be granted on December 30, 2005 equal to the fair market value on the grant date and will vest over the same terms as the restricted stock. The stock options will be accounted for under SFAS 123R upon grant.

8.	Income Taxes

The Company’s provision for income taxes as of September 30, 2005 was $3.4 million. This amount differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate principally due to state and local taxes and non-deductible amortization. The Company has determined that the amortization expense on intangible assets is non-deductible since the purchase method of accounting has been applied retroactive to June 1996.

The Company has recorded a valuation allowance of approximately $4.5 million against its net deferred tax asset as of September 30, 2005. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future. The tax receivable on $2.5 million as of September 30, 2005, represents cash refunds due with respect to 2004 as well as federal carry back claims for 2002 and 2003 taxes paid.

9.	Dividends

On March 23, 2005, the Company declared a dividend of $0.125 per share payable on April 15, 2005.

On April 5, 2005, the Company declared a special dividend of $0.925 per share payable on April 29, 2005.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 5, 2005, the Company declared a quarterly dividend of $0.125 per share payable on July 29, 2005 to shareholders of record as of July 15, 2005. Included in the $0.125 per share dividend is the $.01 per share redemption price for the Common Share Purchase Rights (see Note 10).

On September 22, 2005, the Company declared a dividend of $0.125 per share payable on October 28, 2005.

10.	Redemption of Common Share Purchase Rights

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

11.	Subsequent Events

On October 18, 2005 the Company announced the wind down of the event-driven investment strategy by the first quarter of 2006. The company has begun the orderly liquidation of the portfolios and will make periodic distributions to clients and investors. In connection therewith, the company anticipates a reduction of its employees and charges in closing the strategy (including a potential reserve for excess space) in the fourth quarter of 2005. Such amount is currently not calculable. Event-driven revenue accounted approximately 49% and 45% of total fees (advisory and inventive) for the nine months ended September 30, 2005 and 2004, and 57% and 51% of the total fees for the three months ended September 30, 2005 and 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BKF operates entirely through Levco, an investment adviser registered with the Securities and Exchange Commission. On January 3, 2006, the primary operating subsidiary of BKF was renamed BKF Asset Management, Inc. Levco specializes in managing equity portfolios for institutional and individual investors. Levco offers long-only equity and alternative investment strategies. Most clients are based in the United States, though a significant portion of investors in the alternative investment strategies are located outside the United States.

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

At September 30, 2005, assets under management at Levco were $9.6 billion, down from $13.0 billion a year earlier. (See “The Three Months Ended September 30, 2005 as Compared to The Three Months Ended September 30, 2004” for information regarding subsequent withdrawals and the wind-up of certain investment strategies.) Following is a comparison of Levco’s assets under management as defined by product and client type (all amounts in millions):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004

Long-Only Accounts:
Institutional	$2,176	$2,457	$2,723	$2,964	$2,802
Sub-Advisory	588	2,534	2,744	2,641	2,362
Non-Institutional	1,702	1,708	1,671	1,713	1,651
Wrap	2,062	2,143	2,225	2,319	2,216

Total Long-Only	6,528	8,842	9,363	9,637	9,031
Alternative Strategies:
Event-Driven	1,859	2,098	2,262	2,568	2,599
Long-Short Accounts	734	768	849	792	752
Short-Biased	336	460	423	422	510
Other Private Investment Funds	187	215	193	185	150

Total Alternative Strategies	3,116	3,541	3,727	3,967	4,011

Total	$9,644	$12,383	$13,090	$13,604	$13,042

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

Levco is dependent on key personnel

Levco is largely dependent on the efforts of its senior investment professionals. The loss of the services of key investment personnel could have a material adverse effect on Levco because it could jeopardize its relationships with clients and result in the loss of those accounts. The loss of the senior investment professionals managing a particular strategy could result in the discontinuation of that strategy by Levco. (See “Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004.”)

On September 28, 2005, Mr. John Levin resigned as the Chief Executive Officer of BKF. Mr. Levin remained as an employee of the firm through December 31, 2005. Commencing January 1, 2006, Mr. Levin began to lead his own asset management firm. Under the terms of the arrangement between Mr. Levin and BKF, Mr. Levin is able to solicit certain clients of the firm (who represented approximately $2.4 billion in assets under management as of September 30, 2005) and a limited number of firm employees, and BKF has an economic stake in the revenues generated for Mr. Levin’s firm by the clients who move their accounts from BKF. Mr. Levin is subject to non-hire and non-solicit arrangements with respect to all other employees and clients of the firm for periods of 15 or 36 months. The announcement of Mr. Levin’s resignation may result in the loss of accounts (in addition to those he will be able to solicit) and could impact BKF’s ability to attract new accounts. (See “Risk Factors — Adverse Developments with Regard to Significant Customers or Relationships Could Adversely Affect Levco’s Revenues” and “Management’s Discussion and Analysis of Results of Operations” for recent developments with respect to account terminations.) BKF discontinued its short-biased alternative investment strategy as of December 31, 2005.

On September 28, 2005, John C. Siciliano became Chief Executive Officer and President of BKF and John A. Levin & Co., Inc. and a director of BKF.

In August 2005, the Board of Directors approved a compensation program designed to retain personnel through the end of the year. BKF is seeking to develop longer term compensation arrangements for future periods. In November 2005, Philip Friedman, who was appointed Chief Investment Officer of John A. Levin & Co., Inc. in October 2005, entered into a compensation arrangement that extended through December 2006 the 2005 economic arrangement for the long-only investment team and teams managing certain alternative investment strategies. The senior portfolio manager for Levco’s largest long-short equity strategy have also entered into an extension that defines their economic arrangements through December 2006. These extensions contemplate that a superseding, longer-term economic arrangement can be reached in the first quarter of 2006. There can be no assurance that agreements on a superseding arrangement will be reached.

On October 18, 2005, the Company announced that it was not able to reach an agreement with the portfolio management team managing its event-driven strategies. As a consequence, the investment vehicles being managed pursuant to this strategy are being liquidated and the proceeds returned to investors. As of September 30, 2005, the event-driven strategies represented 19.3% of BKF’s assets under management and 48.6% of total fees for the nine months ended September 30, 2005.

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

Adverse developments with regard to significant customers or relationships could adversely affect Levco’s revenues

Ten customers of Levco’s long-only equity strategies (counting as single customers each wrap fee program and related family and institutional accounts) generated approximately $14.4 million of revenues for Levco in the first nine months of 2005 (including incentive fees), or approximately 14.8% of BKF’s total fees for the period. Excluding the impact of incentive fees on BKF’s business, ten customers for long-only equity products accounted for approximately 21.8% of all asset-based investment advisory fees earned in the first nine months of 2005. Since June 30, 2005, Levco received notices of termination from four of such customers who had approximately $2.1 billion in assets under management as of their termination dates and who generated $4.0 million of revenues for Levco in the first nine months of 2005. In addition, two customers with approximately $670 million in assets under management as of September 30, 2005 who generated $1.8 million of revenues in the first nine months of 2005 moved their accounts to the business launched by John Levin. Under the transition agreement with Mr. Levin, BKF will receive 15% of the revenues generated by these customers for a five year period. In total, these terminations will have an adverse effect on Levco’s revenues.

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

Government regulations may adversely affect Levco and BKF

Virtually all aspects of Levco’s business are subject to various federal and state laws and regulations. Levco is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational and disclosure obligations. BKF Asset Management, Inc. is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and BKF GP, Inc. is registered with that agency as a commodity pool operator. BKF Asset Management, Inc. and BKF GP, Inc. are members of the National Futures Association. LEVCO Securities is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board. In addition, Levco is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a “fiduciary” with respect to certain clients. Furthermore, BKF, as a publicly traded company listed on the New York Stock Exchange, is subject to the federal securities laws, including the Securities Exchange Act of 1934, as amended, and the requirements of the exchange.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the three and nine month periods ended September 30, 2005 and September 30, 2004. The consolidation of the partnerships does not impact BKF’s equity or net income.

Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004

Revenues

Total revenues for the third quarter of 2005 were $38.87 million, reflecting an increase of 39.6% from $27.84 million in revenues in the same period in 2004. This increase is primarily attributable to a 160.3% increase in incentive fees and allocations from $7.25 million in the third quarter of 2004 to $18.86 million in the third quarter of 2005. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Quarter Ended
	September 30,	September 30,
	2005	2004

Revenues:
Investments Management Fees (IMF):
Long-Only	$7,777	$8,431
Event-Driven	5,763	7,559
Long-Short	2,874	2,549
Short-Biased	926	1,275
Other	535	289

Total IMF Fees	17,875	20,103

Incentive Fees and Allocations:
Long-Only	67	356
Event-Driven	15,023	6,303
Long-Short	2,813	324
Short-Biased	3	1
Other	954	262

Total Incentive Fees	18,860	7,246

Total Fees	36,735	27,349
Broker Dealer Revenue-Net	125	271

Total Advisory Revenue	36,860	27,620
Investment and Interest Income	1,015	224
Investment Income from Consolidated Affiliated Partnerships	997	—

Total Revenue	$38,872	$27,844

The decline in asset-based advisory fees was primarily attributable to the decline in assets under management (primarily as the result of net withdrawals) in the event-driven, long-only and short-biased strategies. The increase in asset-based advisory fees from the long-short equity strategy was the result of an increase in the percentage of investors paying at a higher fee schedule.

The increase in incentive fees and allocations was primarily attributable to an increase in the performance of the event-driven and long-short equity strategies. An increase in the performance of the small-mid cap long-short equity strategy also contributed to the increase in incentive fees and allocations.

Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined or billed and allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

On October 18, 2005, BKF announced that it was not able to reach an agreement with the portfolio management team managing its event-driven strategies. As a consequence, the investment vehicles being managed pursuant to these strategies are being liquidated and the proceeds returned to investors. As of September 30, 2005, the event-driven strategies represented 19.3% of BKF’s assets under management and 48.6% of total fees for the nine months ended September 30, 2005.

During the quarter, BKF experienced or received notification of net withdrawals and terminations of approximately $2.3 billion with respect to its long-only strategies. Since the vast majority of these terminations took place in September 2005, the major impact of this decline in assets under management will first appear in the fourth quarter of 2005. Since September 30, 2005, the Company has experienced additional net withdrawals and terminations of approximately $960 million with respect to its long-only strategies. During the first nine months of 2005, the accounts terminated since June 30, 2005 generated approximately $8.0 million in asset-based management fees.

With respect to its largest long-short equity strategy, BKF has, since September 30, 2005, experienced net withdrawals of approximately $190 million.

On September 28, 2005, Mr. John Levin resigned as the Chief Executive Officer of BKF. Under the terms of the arrangement between Mr. Levin and BKF, Mr. Levin is able to solicit certain clients of the firm (which, including the clients following long-biased strategies, represented approximately $2.4 billion in assets under management as of September 30, 2005), and his departure will result in the termination of the short-biased alternative investment strategy. BKF has an economic stake equal to 15% of the revenues generated for Mr. Levin’s firm by the clients who move their accounts from BKF. As a result, it is expected that the decline in assets under management and revenues that can be expected pursuant to the agreement with Mr. Levin will begin to impact BKF in the first quarter of 2006. Mr. Levin’s resignation may result in the loss of accounts (in addition to those he is able to solicit) and could impact BKF’s ability to attract new accounts.

As of December 31, 2005, assets under management of Levco, excluding assets from terminated strategies or accounts that were to be managed by John Levin’s firm as of January 2006, were approximately $4.5 billion.

On September 28, 2005, John C. Siciliano became the Chief Executive Officer and President of BKF and John A. Levin & Co., Inc. While net withdrawals are attributable to a range of factors, BKF believes its selection of a new chief executive officer can be an important factor in its efforts to reverse the current trend.

In November 2005, Philip Friedman, who was appointed Chief Investment Officer of Levco in October 2005, entered into a compensation arrangement that extended the current economic arrangement for the long-only investment team and teams managing certain alternative investment strategies through December 2006. The senior portfolio managers for Levco’s largest long-short equity strategy have also entered into an extension that defines their economic arrangements through December 2006. These agreements contemplate that a superseding, longer-term economic arrangement can be reached in the first quarter of 2006.

BKF remains committed to offering a range of long-only and alternative investment strategies to its clients and potential clients. BKF is in discussions with investment team leaders regarding compensation arrangements for 2006 and beyond and is currently seeking to attract additional investment professionals who may add to Levco’s investment capabilities.

Revenue generated by the broker-dealer business (net of clearing charges) declined 53.9% to $125,000 in the third quarter of 2005 from $271,000 in the third quarter of 2004. This decline was primarily the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts. As the result of the agreement with John A. Levin, BKF expects that it will cease to receive commissions from the current clients of the broker-dealer at some point during the first six months of 2006.

Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships was $997,000 in the third quarter of 2005; in the third quarter of 2004, no affiliated partnerships were consolidated. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses

Total expenses for the third quarter of 2005 were $38.04 million, reflecting an increase of 38.7% from $27.43 million in expenses in the same period in 2004. Total expenses excluding amortization of finite life intangibles were $34.27 million in the third quarter of 2005, reflecting an increase of 33.5% from $25.68 million for the third quarter of 2004.

Employee compensation and benefit expense (including grants of equity awards) was $28.30 million in the third quarter of 2005, reflecting an increase of 33.83% from $21.15 million in the third quarter of 2004. These results reflect the implementation of the 2005 compensation program adopted by the Board of Directors in August 2005. The program was geared to maintain compensation levels for the majority of BKF’s personnel at levels comparable to those earned in 2004. In the fourth quarter of 2005, BKF entered into agreements that provided similar economic arrangements for its investment teams through 2006. The parties are seeking, however, to enter into a long-term arrangements in the first quarter of 2006 that would supersede these extensions. The forfeit of equity grants by Mr. John Levin as of September 30, 2005 is reflected in the reversal of $900,000 in employee compensation relating to equity grants during the third quarter of 2005. It is anticipated that longer-term arrangements will include an emphasis on equity awards and performance incentives. The 2005 compensation program, in conjunction with the decrease in revenues that will result from the liquidation during the fourth quarter of the event-driven portfolios, is expected to result in decreased cash flow and increased reported losses in 2005.

Occupancy and equipment rental was $1.69 million in the third quarter of 2005, reflecting a 10.1% increase from $1.54 million in the same period in 2004, primarily as the result of escalations under the lease and the taking of additional space to establish an office in London. In conjunction with the liquidation of the event-driven portfolios, BKF is seeking to assign its lease in London.

Other operating expenses were $4.05 million in the third quarter of 2005, reflecting a 36.4% increase from $2.97 million in the same period in 2004, primarily as the result of increased legal fees relating to the outcome of the proxy contest and increased auditing fees relating to the restatement of financial results for the periods ended December 31, 2004 and March 31, 2005.

The increase in amortization expense from $1.75 million for the third quarter of 2004 to $3.77 million for the third quarter of 2005 reflects the impairment of the value of certain investment advisory contracts that were treated as intangible assets in connection with the 1996 acquisition of John A. Levin & Co., Inc. by BKF. The value of these contracts is being amortized over a 10-year period concluding on June 30, 2006. The termination of a significant portion of these contracts during the third quarter of 2005 led to the conclusion that the value of these contracts had been impaired. Management will continue to assess the value of the investment advisory contracts. Due to the impairment of their value that took place during the third quarter of 2005, the amortization of intangibles expense will decrease over the period from October 1, 2005 through June 30, 2006.

In addition, the loss of accounts and cost cutting measures to be implemented by BKF in 2005 may result in charges relating to lease and personnel costs.

Operating Income

Operating income for the third quarter of 2005 was $835,000, as compared to operating income of $415,000 in the same period in 2004. Operating income excluding the amortization of finite life intangibles and the total income from consolidated affiliated partnerships was $3.61 million in the third quarter of 2005, as compared to $2.17 million in the same period in 2004.

Income Taxes

The total income tax expense was $6.90 million in the third quarter of 2005, as compared to $1.15 million for the same period in 2004. This expense includes a $4.45 million valuation reserve against its net deferred tax asset. Management believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future. An effective tax rate of approximately 58% (before amortization and valuation reserve) was used to make the determination with respect to the provision for taxes at September 30, 2005, while an effective tax rate of approximately 53% (before amortization) was used to calculate the provision for taxes at September 30, 2004.

Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004

Revenues

Total revenues for the nine months ended September 30, 2005 were $101.48 million, reflecting an increase of 23.3% from $82.31 million in revenues in the same period in 2004. This increase is primarily attributable to an 84.9% increase in incentive fees and allocations from $21.60 million in the nine months ended September 30, 2004 to $39.93 million in the same period in 2005. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Nine Months Ended
	September 30,	September 30,
	2005	2004

Revenues:
Investments Management Fees (IMF):
Long-Only	$24,384	$26,100
Event-Driven	19,167	21,541
Long-Short	8,955	6,694
Short-Biased	3,126	3,397
Other	1,585	515

Total IMF Fees	57,217	58,247

Incentive Fees and Allocations:
Long-Only	2,128	1,724
Event-Driven	28,029	14,363
Long-Short	7,838	5,076
Short-Biased	3	1
Other	1,936	432

Total Incentive Fees	39,934	21,596

Total Fees	97,151	79,843
Broker Dealer Revenue-Net	502	1,069

Total Advisory Revenue	97,653	80,912
Investment and Interest Income	1,829	796
Investment Income from Consolidated Affiliated Partnerships	2,000	601

Total Revenue	$101,482	$82,309

The increase in asset-based advisory fees with respect to the firm’s largest long-short equity strategy was attributable to an increase in the assets of investors paying asset-based advisory fees at a higher rate. In the case of the event-driven strategies, the decline in asset-based advisory fees resulted from a decrease in assets under management, which was partly offset by an increased allocation to BKF under the revenue sharing arrangement between BKF and the other participant in the joint venture that serves as the management company to the non-US investment vehicle holding a large majority of the assets in the event-driven strategy. With respect to long-only investment strategies, the decrease in assets under management that was generated by net withdrawals and terminations, combined with a lower average fee, resulted in lower revenues.

The increase in incentive fees and allocations was primarily attributable to an increase in the performance of (i) the event-driven strategies, (ii) the primary long-short equity strategy and (iii) a small-mid cap long-short equity strategy.

Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined or billed and allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

Revenue generated by the broker-dealer business (net of clearing charges) declined 53.0% to $502,000 in the nine months ended September 30, 2005 from $1.07 million in the same period in 2004. This decline was primarily the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts. As the result of the agreement with John A. Levin, it is expected that BKF will cease to receive commissions from the current clients of the broker-dealer at some point during the first six months of 2006.

Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships increased to $2.00 million in the nine months ended September 30, 2005 from $601,000 in the same period in 2004. This increase primarily reflects the investment performance of investment partnerships that were launched and consolidated subsequent to September 30, 2004. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than Levco GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses

Total expenses for the nine months ended September 30, 2005 were $101.58 million, reflecting an increase of 21.6% from $83.56 million in expenses in the same period in 2004. Total expenses excluding amortization of finite life intangibles were $94.30 million in the nine months ended September 30, 2005, reflecting an increase of 20.4% from $78.31 million for the same period in 2004.

Employee compensation and benefit expense (including grants of equity awards), was $78.16 million for the nine months ended September 30, 2005, reflecting an increase of 22.16% from $63.98 million in the same period in 2004. These results reflect the implementation of the 2005 compensation program adopted by the Board of Directors in August 2005. The program is geared to maintain compensation levels for the majority of BKF’s personnel at levels comparable to those earned in 2004. In the fourth quarter of 2005, BKF entered into agreements that provided similar economic arrangements for its investment teams through 2006. It is the intention of the parties to such agreements to enter into long-term arrangements in the first quarter of 2006 that would supersede these extensions. It is anticipated that longer-term arrangements will include an emphasis on equity awards and performance incentives. The 2005 compensation program, in conjunction with the decrease in revenues that will result from the liquidation during the fourth quarter of the event-driven portfolio, is expected to result in decreased cash flow and increased reported losses in 2005.

Occupancy and equipment rental was $5.00 million for the nine months ended September 30, 2005, reflecting a 12.3% increase from $4.46 million in the same period in 2004, primarily as the result of escalations under the lease, increased depreciation expense and the taking of additional space to establish an office in London. In conjunction with the liquidation of the event-driven portfolios, BKF is seeking to assign its lease in London.

Other operating expenses were $10.81 million for the nine months ended September 30, 2005, reflecting an increase of 11.1% from $9.74 million in the same period in 2004, primarily as the result of increased expenses relating to professional fees (many of which were related to the proxy contest) being partly offset by reductions in fees paid to third party marketers.

The increase in amortization expense from $5.26 million for the nine months ended September 30, 2004 to $7.27 million for the nine months ended September 30, 2005 reflects the impairment of the value of certain investment advisory contracts that were treated as intangible assets in connection with the 1996 acquisition of John A. Levin & Co., Inc. by BKF. The value of these contracts is being amortized over a 10-year period concluding on June 30, 2006. The termination of a significant portion of these contracts during the third quarter of 2005 led to the conclusion that the value of these contracts had been impaired. Management will continue to assess the value of the investment advisory contracts. Due to the impairment of their value that took place during the third quarter of 2005, the amortization of intangibles expense will decrease over the period from October 1, 2005 through June 30, 2006.

Operating (Loss)

Operating loss for the nine months ended September 30, 2005 was $96,000, as compared to an operating loss of $1.26 million in the same period in 2004. Operating income excluding the amortization of finite life intangibles and the total income from consolidated affiliated partnerships was $5.18 million for the nine months ended September 30, 2005, reflecting an increase of 52.3% from $3.40 million in the same period in 2004.

Income Taxes

Total income tax expense was $7.90 million for the nine months ended September 30, 2005, as compared to an income tax expense of $1.70 million for the same period in 2004. This increase primarily reflects a valuation allowance of $4.45 million. Management believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future. An effective tax rate of approximately 54% (before amortization and valuation allowance) was used to make the determination with respect to the provision for taxes at September 30, 2005, while an effective tax rate of approximately 49% (before amortization) was used to calculate the provision for taxes at September 30, 2004. Management believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

BKF’s current assets as of September 30, 2005 consist primarily of cash, short-term investments and investment advisory and incentive fees receivable. In addition to using capital to fund daily operations, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element of BKF’s business plan, and such seed capital investments can require substantial financial resources.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, because of the liquidation of the event-driven investment vehicles in 2005 and the overall decrease in revenues expected as the result of terminations and withdrawals, it is anticipated that cash flow from operating activities will not be sufficient to fund operations in 2006, and that BKF will use a portion of its existing working capital for such purposes. In addition, BKF expects to utilize approximately $7 million in cash in the fourth quarter of 2005 and in January 2006 as the result of the withholding of shares to satisfy statutory payroll withholding in connection with the delivery of common stock pursuant to equity awards. BKF will not sell the withheld shares, and BKF will not be able to use the tax deduction associated with the compensation currently. Rather, BKF will utilize its cash to pay statutory withholding obligations, and the compensation associated with the delivery of stock will increase the net operating loss that may be applied to future periods. Cash and cash equivalents, U.S. Treasury bills, investment advisory and incentive fees receivable, investments in securities and investments in affiliated partnerships aggregated $120 million at September 30, 2005. BKF also had approximately $69 million of total liabilities at such date. These totals exclude the effects of consolidated affiliated partnerships (see Note 4 of Notes to Consolidated Financial Statements).

The Board of Directors of BKF has decided to discontinue BKF’s policy of paying quarterly dividends and approximately 70% of annual free cash flow to stockholders. BKF may also consider raising capital in order to expand its business by attracting additional investment teams, seeding new investment products or entering into strategic transactions.

At September 30, 2005, BKF had cash, cash equivalents and U.S. Treasury bills of $53.06 million, compared to $44.05 million at December 31, 2004. This increase primarily reflects the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships, which were partly offset by the payment of dividends and the payment of cash bonuses in 2005, which were accrued in 2004. The decrease in investment advisory and incentive fees receivable from $40.01 million at December 31, 2004 to $39.56 million at September 30, 2005 primarily reflects the receipt of incentive fees earned in 2004, which were offset by the investment advisory and incentive fees receivable generated during the nine months ended September 30, 2005. The decrease in investments in affiliated investment partnerships from $17.36 million at December 31, 2004 to $9.88 million at September 30, 2005 primarily reflects the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2004, which was partially offset by the accrual of incentive allocations for the nine month period ended September 30, 2005, and reflects the increased number of affiliated partnerships consolidated as of September 30, 2005 as compared to September 30, 2004. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.

The total write-off of the deferred tax asset at September 30, 2005 from $8.39 million at December 31, 2004, is the result of a valuation allowance of $4.45 million in 2005. Management believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future. The tax receivable of $2.50 million as of September 30, 2005 represents cash refunds due the Company with respect to 2004 as well as a federal carry back claim for 2002 and 2003 taxes paid.

The increase in due from broker from consolidated affiliated partnerships to $9.57 million at September 30, 2005 from $952,000 at December 31, 2004 and the increase in investments in securities from consolidated affiliated partnerships to $10.93 million at September 30, 2005 from $6.52 million at December 31, 2004 reflects the number of affiliated partnerships consolidated as of September 30, 2005 as compared to December 31, 2004.

Accrued expenses were $4.24 million at September 30, 2005, as compared to $4.08 million at December 31, 2004. Such expenses were comprised primarily of accruals for third party marketing fees and professional fees relating to public company expenses. Third party marketing fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. The payment of third party marketing fees was partly offset by the expenses accrued during the nine months ended September 30, 2005.

Accrued bonuses were $54.32 million at September 30, 2005, as compared to $42.69 million at December 31, 2004, reflecting the payment of 2004 bonuses and the accrual for 2005 bonuses.

On July 5, 2005, the Company declared a quarterly dividend of $0.125 per share payable on July 29, 2005 to shareholders of record as of July 15, 2005. Included in the $0.125 per share dividend was the $.01 per share redemption price payable on July 29, 2005 to holders of record as of July 15, 2005. On September 22, 2005, the Company declared a quarterly dividend of $0.125 per share payable on October 28, 2005 to shareholders of record as of October 14, 2005.

In addition, the loss of accounts and cost cutting measures to be implemented by BKF in 2005 may result in charges relating to lease and personnel costs. Except for its lease commitments, which are discussed in Note 10 in the Notes to Consolidated Financial Statements in BKF’s Annual Report on Form 10-K/A for the year ended December 31, 2004, BKF has no material commitments for capital expenditures.

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

BKF recently received an informal inquiry from the SEC relating to (i) the restatement of the Company’s financial statements in its Annual Report on Form 10-K for year ended December 31, 2004 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and (ii) the anticipated departure of the senior portfolio managers for its event-driven investment business and the related decision to liquidate the portfolios of the event-driven investment vehicles. The Company intends to fully cooperate with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

As disclosed in a report filed on Form 8-K filed on December 20, 2005, Glenn A. Aigen entered into Transition/Separation Agreement pursuant to which he will cease to serve as Chief Financial Officer of the Company and its affiliates as of January 15, 2006. Mr. Aigen will continue as an employee of the Company until March 15, 2006 or, if earlier, the date as of which BKF files its Annual Report on Form 10-K for the period ended December 31, 2005. As disclosed in Report filed on Form 8-K on January 5, 2006, Mr. Clarke Gray has entered into an agreement to become the Chief Financial Officer of the Company and its affiliates as of January 25, 2006.

As disclosed in a report filed on Form 8-K on December 22, 2005, Henry Levin, a Senior Portfolio Manager for the event-driven strategies, entered into a separation arrangement with the Company.

As disclosed in a report filed on Form 8-K on January 11, 2006, Harvey J. Bazaar, a retired partner from PricewatershouseCoopers, was appointed to the board of directors of BKF and to serve on its audit committee. In the same filing, BKF disclosed that Anson M. Beard, Jr, who had been serving as the Chairman of the Board of Directors, and James S. Tisch, had resigned from the board of directors.

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

Item 6.	Exhibits

10.1	Retention Agreement, dated as of August 11, 2005, among Levin Management Co., Inc., BKF Capital Group, Inc. and Philip Friedman. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 16, 2005 (Commission File No. 001-10024))
10.2	Transition/Separation Agreement, dated as of August 23, 2005, between BKF Capital Group, Inc. and John A. Levin. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2005 (Commission File No. 001-10024))
10.3	Employment Agreement, dated as of September 28, 2005, between BKF Capital Group, Inc. and John C. Siciliano
10.4	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Glenn A. Aigen
10.5	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Norris Nissim
10.6	Separation/Transition Agreement, dated as of December 20, 2005, between BKF Capital Group, Inc. and Glenn A. Aigen
10.7	Separation Agreement and Release of All Claims, dated as of December 16, 2005, between BKF Capital Group, Inc., Levin Management Co., Inc. and Henry Levin (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on December 22, 2005)
10.8	Employment Agreement, dated as of January 4, 2006, between BKF Capital Group, Inc., BKF Management Co., Inc. and Clarke Gray (incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on January 6, 2006)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BKF Capital Group, Inc.

By:	/s/ John C. Siciliano
John C. Siciliano
Chief Executive Officer
and President

By:	/s/ Glenn A. Aigen
Glenn A. Aigen
Senior Vice President and
Chief Financial Officer

Date: January 13, 2006