Form 10-K
period 2005-12-31
BKF CAPITAL GROUP INC
filed 2006-03-16
CIK 9235

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

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                  OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

                                      NONE

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $228,805,881 (based on the closing sale price of $37.91 on June 30, 2005 as reported by the New York Stock Exchange-Composite Transactions). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

    At March 1, 2006, 8,293,722 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of the definitive Proxy Statement (the "Proxy Statement") of the registrant for its 2006 Annual Meeting of Stockholders to be held on a date to be determined, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2005.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Annual Report on Form 10-K, including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts, including, most importantly, those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For those statements, BKF Capital Group, Inc. ("BKF Capital") claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF Capital's current expectations and are susceptible to a number of risks, uncertainties and other factors, and BKF Capital's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability of qualified personnel; the performance of the securities markets and of value stocks in particular; the investment performance of client accounts; the retention of significant client and/or distribution relationships; competition; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred to in this document and in BKF Capital's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF Capital's control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF Capital's policy generally not to make any specific projections as to future earnings, and BKF Capital does not endorse any projections regarding future performance that may be made by third parties.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     BKF Capital operates entirely through BKF Asset Management, Inc. ("BKF Asset Management"), an SEC-registered investment adviser, and its related entities. BKF Capital operates in one business segment, the investment advisory and asset management business. BKF Asset Management owns 100% of LEVCO Securities, Inc. ("LEVCO Securities"), a registered broker-dealer, and BKF GP, Inc. ("BKF GP"), which is the general partner of several investment partnerships, which are referred to as the "BKF Partnerships." BKF Management Co., Inc. ("BKF Management"), which is 100% owned by BKF Capital and in turn owns 100% of BKF Asset Management, provides administrative and management services to BKF Asset Management and its related companies. BKF Management and all its subsidiaries are referred to collectively herein as "BKF." Prior to January 3, 2006, BKF Asset Management, BKF GP and BKF Management were known as John A. Levin & Co., Inc., Levco GP, Inc. and Levin Management Co., Inc., respectively.

     BKF Capital was incorporated in Delaware in 1954. Its executive offices are located at One Rockefeller Plaza, New York, New York 10020. Its telephone number is (212) 332-8400, and its website address is www.bkfcapital.com. BKF Capital makes available its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, free of charge, on its website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

                                  (FLOW CHART)

SERVICES

     BKF is an investment adviser registered under the Investment Advisers Act of 1940, as amended, that specializes in managing equity portfolios for institutional and individual investors primarily in the United States. BKF offers long-only equity strategies, a range of alternative investment products and other more specialized investment programs. As of December 31, 2005, assets under management were approximately $4.5 billion.

     Through BKF GP, BKF acts as the managing general partner of several private investment partnerships, and through BKF Asset Management serves directly as an adviser to private investment vehicles organized outside the United States. For managing these vehicles, BKF Asset Management and BKF GP are entitled to receive both a fixed management fee based on a percentage of the assets managed and a share of the net profits of the investment vehicles.

     LEVCO Securities clears through Bear Stearns Securities Corp. ("Bear Stearns") on a fully disclosed basis. It is anticipated that LEVCO Securities will cease to service customer accounts at some time during the second quarter of 2006. Historically, LEVCO Securities' clients have been advisory clients of BKF Asset Management and the trades executed through it were generally placed by BKF Asset Management in its capacity as investment adviser.

     The following chart summarizes the assets under management of BKF as of December 31, 2005.

                                  (PIE CHART)

     Institutional and Individual Separate Accounts. As of December 31, 2005, directly managed separate accounts represented approximately 33.1% of BKF's total assets under management, with a total market value of approximately $1.5 billion. As of such date, BKF served as investment adviser to in excess of 70 separate institutional and individual accounts. The average separate account value at December 31, 2005 was approximately $21 million. These amounts exclude approximately $200 million in institutional accounts and $1.6 billion in non-institutional accounts terminated at the conclusion of 2005 in connection with the departure of Mr. John Levin, the former Chairman and Chief Executive Officer of BKF Capital. Under an agreement with Mr. Levin, BKF will receive a portion of the revenues derived by Mr. Levin from managing the accounts of these former BKF clients at a new entity formed by Mr. Levin.

     Wrap Fee Accounts. BKF participates in a number of wrap fee programs sponsored by financial institutions. In these programs, clients pay the sponsoring broker an asset-based fee that covers brokerage commissions, advisory services, custodial fees and other reporting and administrative services. Investors are able to select BKF from among a limited number of managers participating in the program, and BKF receives a portion of the wrap fee paid by the clients who select BKF to manage their accounts through the program. With approximately $1.9 billion of managed assets as of December 31, 2005, wrap fee accounts represented approximately 41.2% of BKF's total assets under management. Of this total, approximately $1.5 billion, or approximately 33.7% of BKF's total assets under management, were with a single sponsor. As of December 31, 2005, BKF had approximately 7,200 wrap fee accounts managed on a fully discretionary basis, the average value of which was approximately $258,000.

     Sub-Advisory Relationships. BKF has established a number of relationships in which it acts as a sub-adviser to a financial intermediary. These financial intermediaries include defined contribution plan platform providers, sponsors of registered investment fund complexes and sponsors of other commingled vehicles. As of December 31, 2005, assets managed pursuant to such sub-advisory relationships totaled approximately $325 million, representing approximately 7.2% of BKF's total assets under management. The single largest sub-advisory relationship (with affiliated advisors across a number of accounts) totaled approximately $311 million, representing approximately 6.9% of BKF's total assets under management. Registered U.S. investment funds to which BKF acted as an adviser or sub-adviser as of December 31, 2005 accounted for approximately $83 million, or approximately 1.8%, of total assets under management.

     Actively Traded Long-Short Equity Accounts. In May 2002, BKF launched a fundamental, trading-oriented long-short equity strategy which, as of December 31, 2005, had approximately $665 million in assets under management. These accounts, which include proprietary private investment vehicles and separately managed accounts, represented approximately 14.8% of BKF's total assets under management.

     Small-Mid Cap Long-Short Equity Accounts. In July 2003, BKF launched a fundamental, small-mid cap long-short equity strategy which, as of December 31, 2005, had approximately $120 million in assets under management. These accounts, comprised of proprietary private investment vehicles, represented approximately 2.7% of BKF's total assets under management.

     Other Private Investment Funds. As of December 31, 2005, proprietary unregistered investment funds following a variety of alternative investment strategies, with a total market value of approximately $47 million (excluding the event driven, short-biased and certain long-short vehicles), represented approximately 1.0% of BKF's total assets under management.

     Terminated Strategies. In October 2005, BKF commenced the wind-up of its event driven strategies. These strategies were substantially liquidated, and the proceeds were substantially returned to clients, during the fourth quarter of 2005. The assets remaining under management as of December 31, 2005 are excluded from the chart above. The short-biased alternative investment strategies for which John Levin served as the Senior Portfolio Manager ceased to be managed by BKF following December 31, 2005. Assets under management relating to this strategy have been excluded from the chart above. Under an agreement with Mr. Levin, BKF will receive a portion of the revenues derived by Mr. Levin from investors in the strategy as of December 31, 2005 who continue to invest in the strategy while it is managed by Mr. Levin's new entity.

     The table below shows the assets under management of BKF at the dates indicated:

                            ASSETS UNDER MANAGEMENT

                                                 2005     2004      2003      2002      2001
                                                ------   -------   -------   -------   -------
ASSETS                                                         ($ IN MILLIONS)
LONG ONLY ACCOUNTS
Institutional Accounts........................  $1,450   $ 2,964   $ 2,953   $ 2,562   $ 3,772
Sub-Advisory Accounts.........................     325     2,641     2,306     1,861     2,169
Non-Institutional Accounts....................      42     1,713     1,640     1,489     2,000
Wrap Fee Accounts.............................   1,853     2,319     2,502     2,982     4,448
                                                ------   -------   -------   -------   -------
Total Long-Only...............................   3,670     9,637     9,401     8,894    12,389
ALTERNATIVE INVESTMENTS
Actively Traded Long-Short Equity Accounts....     665       792       434        18        --
Small-Mid Cap Long-Short Equity Accounts......     120        86         7        --        --
Other Private Investment Funds................      47        99        60        72        34
Event Driven Accounts.........................      --     2,568     2,418     1,849     1,533
Short Biased Accounts.........................      --       422       340       452       310
                                                ------   -------   -------   -------   -------
Total Alternative Strategies..................     832     3,967     3,259     2,391     1,877
                                                ------   -------   -------   -------   -------
TOTAL.........................................  $4,502   $13,604   $12,660   $11,285   $14,266
                                                ======   =======   =======   =======   =======

     The decline in assets under management experienced in 2002 resulted from a decline in the market value of the long-only portfolios as well as net outflows with regard to such portfolios. The growth experienced in 2003 and 2004 reflected market appreciation of assets under management and net inflows into alternative investment strategies, which was partially offset by net outflows from the long-only strategies. The losses experienced in 2005 resulted from net outflows across most investment strategies and the termination of the event-driven and short-biased strategies. (See "Item 1A. Risk Factors -- BKF is dependent on key personnel -- BKF is dependent on a limited number of investment strategies" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operation -- Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004.")

DISTRIBUTION

     As of December 31, 2005, BKF employed 18 marketing and client service professionals. This group includes field forces focused on attracting assets through wrap fee programs and institutional accounts, internal marketing personnel, a client servicing team, a portfolio specialist and additional marketing support and information resource staff. These groups are responsible for communications with clients, consultants and financial intermediaries, as well as for the production of marketing materials. Senior investment professionals assist in the marketing effort by taking part in client presentations or meetings. As BKF's distribution strategy evolves, the number and structuring of BKF's marketing and client service personnel may change.

     With respect to the long-only strategies, distribution efforts are focused mainly in the United States. With respect to alternative investment strategies generally, extensive marketing efforts are directed towards U.S. and non-U.S. clients.

CONTRACTUAL ARRANGEMENTS

     BKF enters into investment advisory and management agreements with, or for the benefit of, each of its clients. BKF bases its management fees, other than incentive allocations from the BKF Partnerships and performance-based fees, on a percentage of assets under management and scales these fees according to the size of each account. Generally, either party may terminate these agreements at any time upon written notice. In cases in which BKF serves as a sub-adviser for a mutual fund client, the investment adviser generally may terminate the relevant sub-advisory agreement on relatively short notice.

     In connection with BKF's activities as a broker-dealer, BKF maintains a contractual relationship with Bear Stearns for clearance services. The agreement is a standard clearing agreement that either party may terminate upon 30 days' prior written notice (or immediately for cause). The agreement assigns account supervisory responsibility to BKF and grants Bear Stearns the authority to execute and report securities transactions for the broker-dealer's clients. It is anticipated that LEVCO Securities, Inc. will cease servicing client accounts and terminate its contract with Bear Stearns some time during the second quarter of 2006.

EMPLOYEES

     As of December 31, 2005, BKF and its subsidiaries employed 99 people, including 30 investment professionals, of whom 11 were primarily portfolio managers, 16 were primarily securities analysts and 3 were traders. These totals exclude employees associated with terminated investment strategies and employees who moved to Mr. John Levin's new entity as of the beginning of 2006.

BUSINESS STRATEGY

     At present, BKF is in the process of reviewing all aspects of its operations. BKF's objective continues to be the development of an asset management organization offering both long-only and alternative investment strategies. To achieve this goal, management is exploring opportunities to build up assets under management through hiring of investment teams, acquisitions or other forms of business combination. BKF will seek to develop new strategies, and may not continue all existing strategies. At the same time, management is focused on reducing some of its current costs.

     As a matter of firm philosophy, the achievement of strong and consistent asset class return and the provision of excellent client service continue to be the foundation on which BKF's business strategy is based. The key elements of BKF's business strategy include:

     Attracting and Retaining Experienced Professionals. As an investment management firm focused on active portfolio management, fundamental research and superior client service, BKF's goal is to attract and retain the talent necessary to implement its investment strategies and service its clients. Each of the other elements of its business strategy is highly dependent on the attraction and retention of qualified personnel. Management believes that allowing employees to develop important economic stakes in the success of the particular strategies to which they contribute, and in the success of BKF as a whole, will be a key factor in the achievement of its business objectives. A new compensation plan being developed by BKF can be expected to be structured around performance and equity based incentives and to offer senior investment personnel leadership responsibilities with respect to their investment strategies.

     Development of Alternative Investment Strategies. BKF currently offers a number of long-short equity alternative investment strategies with track records that begin between 2002 and 2005. As the result of an inability to come to an agreement with key investment personnel, the event-driven strategies were terminated in 2005. In addition, BKF ceased to manage any short-biased investment vehicles as of the end of 2005 upon the departure of its former Chief Executive Officer, Mr. John Levin, who left to form a new entity in which BKF has an economic interest. BKF is seeking to increase its ability to manage assets in alternative investment strategies through the addition of skilled investment personnel, marketing of existing alternative investment strategies that have significant unused capacity, and the development of new alternative investment products. BKF will explore adding investment professionals in the event driven and long/short equity areas.

     Development of Long Only Investment Strategies. BKF currently manages client accounts following large cap value, all cap and concentrated large cap investment strategies and is seeking initial institutional investors for its small cap value and quantitative US equity strategies. In 2005 BKF experienced significant withdrawals from its large cap value strategies, and the addition of long-only investment strategies is an important element of BKF's growth plans. Areas to be explored, which would require the addition of investment personnel, may include REITs, US growth/core strategies and international strategies.

     Strengthen Presence in Target Markets. BKF intends to devote sufficient resources to maintain existing relationships with target client segments, including institutions, financial intermediaries and funds of funds. BKF may choose, however, not to continue providing existing strategies through all the distribution channels through which they are currently being provided. The required efforts include maintaining a field force and strong client servicing efforts to cover these target segments. In the fourth quarter of 2005, BKF reorganized its marketing and servicing efforts so that all investment strategies could be marketed to targeted segments and serviced in a more coordinated and disciplined manner.

     Development of Operational Infrastructure. In order to serve as a platform for a range of investment strategies and to meet the operational requirements of being a publicly traded company, BKF needs to maintain an operational infrastructure with portfolio administration, accounting, technology and legal/compliance capabilities. Management believes that the maintenance of a strong infrastructure that creates operational efficiencies is an essential aspect of its plan to grow, and BKF is currently exploring possibilities, including the hiring of personnel and the retention of third party service providers, as it evaluates its operational infrastructure in light of recent declines in assets under management and changes in operational personnel.

COMPETITION

     BKF competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or are alternatives to, those offered by BKF. Many of the investment management firms with which BKF competes are subsidiaries of larger financial institutions or are significantly larger in terms of assets under management or revenues. BKF has historically competed on the basis of its investment record and the quality of its personnel, investment process and level of client service. In order to stay competitive, BKF will need to increase its assets under management and revenues so that it can attract and retain quality personnel and devote the required resources to its distribution efforts.

REGULATION

     Virtually all aspects of BKF's business are subject to various federal and state laws and regulations. BKF is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational and disclosure obligations. BKF Asset Management is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and BKF GP is registered with that agency as a commodity pool operator. BKF and BKF GP are members of the National Futures Association. LEVCO Securities is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board. In addition, BKF is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a "fiduciary" with respect to certain clients. As a public company, BKF is subject to provisions of the Securities Exchange Act of 1934, as amended, and the rules applicable to companies listed on the New York Stock Exchange.

     The regulations to which BKF is subject are primarily designed to protect investment advisory clients, and the rules to which BKF Capital is subject are primarily designed to protect stockholders. The agencies implementing such regulations have broad administrative powers, including the power to limit, restrict or even prohibit entities from carrying on their business in the event of a failure to comply. Possible sanctions for significant failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser, broker-dealer or other registrations, suspension or revocation of listing privileges, censures and fines.

ITEM 1A.  RISK FACTORS

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

BKF IS DEPENDENT ON KEY PERSONNEL

     BKF is largely dependent on the efforts of its senior investment professionals. The loss of the services of key investment personnel could have a material adverse effect on BKF because it could jeopardize its relationships with clients and result in the loss of those accounts. The loss of the senior investment professionals managing a particular strategy could result in the discontinuation of that strategy by BKF. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Results of Operations -- Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004.")

     In August 2005, the Board of Directors approved a compensation program designed to retain personnel through the end of the year. BKF is seeking to develop longer term compensation arrangements for future periods. In November 2005, Philip Friedman, who was appointed Chief Investment Officer of BKF in October 2005, entered into a compensation arrangement that extends through December 2006 the 2005 economic arrangement for the long-only investment team and teams managing certain alternative investment strategies. The senior portfolio managers for BKF's largest long-short equity strategy have also entered into an extension that defines their economic arrangements through December 2006. These extensions contemplate that a superseding, longer-term economic arrangement can be reached in the first quarter of 2006. There can be no assurance that agreements on a superseding arrangement will be reached or that in the event such a superseding arrangement is not reached in the first quarter of 2006, the investment professionals will remain through 2006.

     BKF's future success depends on its ability to retain and attract qualified personnel to conduct its investment management business. To the extent that BKF loses key personnel or seeks to diversify its strategies, BKF anticipates that it will be necessary for BKF to replace or add portfolio managers and investment analysts. No assurance can be given that BKF will succeed in its efforts to recruit and retain the required personnel. Because of its relatively smaller size, BKF may have relatively fewer resources with which to recruit and retain personnel. The loss of key personnel or the inability to recruit and retain qualified portfolio managers, business and marketing personnel could have a material adverse effect on BKF's business.

     In December 1998, BKF adopted an incentive compensation plan (most recently amended in 2001) to give BKF the ability to attract and retain talented professionals with equity-based and cash compensation. Determinations with regard to the implementation of this plan are made by the Compensation Committee of the board of directors of BKF on a regular basis. Because BKF is a relatively small public company, the value of the equity awards that may be offered to professionals may be limited relative to what competitors may offer. If the price of BKF stock decreases, no assurance can be given that the equity-based compensation will serve its purpose to attract and retain talented professionals.

BKF IS DEPENDENT ON A LIMITED NUMBER OF INVESTMENT STRATEGIES

     In 2005, BKF derived most of its revenues from three investment offerings -- a large cap value strategy, an event-driven alternative investment strategy, and an actively traded long-short US equity strategy. Over the course of 2005, the event-driven alternative investment strategy was terminated and the large cap value strategy experienced significant withdrawals (See "Item 7. Management's Discussion and Analysis of Operations -- Results of
Operations -- Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004"). While investment strategies may often perform differently in a given investment environment, adverse developments with regard to any material strategy could have a material adverse effect on BKF's business.

ADVERSE DEVELOPMENTS WITH REGARD TO SIGNIFICANT CUSTOMERS OR RELATIONSHIPS COULD ADVERSELY AFFECT BKF'S REVENUES

     Fifteen customers of BKF's long-only equity strategies (counting as single customers each wrap fee program and related family and institutional accounts) generated approximately $19.8 million of revenues for BKF in 2005 (including incentive fees), or approximately 17% of BKF's total fees for the period (see "Item 6 -- Selected Financial Data"). Excluding the impact of incentive fees on BKF's business, fifteen customers for long-only equity products accounted for approximately 25.5% of all asset-based investment advisory fees earned in 2005. In 2005, BKF received notices of termination from 11 of these customers who generated $8.4 million of revenues for BKF in 2005. In total, these terminations will have an adverse effect on BKF's revenues. In addition, in excess of 50% of the long-only assets under management were held in wrap fee accounts as of December 31, 2005, and the vast majority of the accounts were held with a single wrap fee sponsor.

     In the institutional marketplace, consultants play a key role in selecting investment managers for their clients. In the event that a consultant advising current clients of BKF takes a negative view of BKF, BKF could lose a number of accounts related to that consultant. Since June 30, 2005, a consultant with respect to which BKF manages approximately $407 million pursuant to long-only strategies (including proprietary investment vehicles of the consultant) reduced BKF's rating to retain, so that it was no longer recommending BKF for new searches but was not advising that BKF be terminated by clients as an investment manager. Other consultants have indicated they are monitoring the present situation closely.

A DECLINE IN THE PERFORMANCE OF THE SECURITIES MARKETS COULD HAVE AN ADVERSE EFFECT ON BKF'S REVENUES

     BKF's operations are affected by many economic factors, including the performance of the securities markets. Declines in the securities markets, in general, and the equity markets, in particular, would likely reduce BKF's assets under management and consequently reduce its revenues. In addition, any continuing decline in the equity markets, failure of these markets to sustain their prior rates of growth, or continued volatility in these markets could result in investors' withdrawing from the equity markets or decreasing their rate of investment, either of which would likely adversely affect BKF. BKF's rates of growth in assets under management and revenues have varied from year to year. BKF's current long-only investment strategies are "value" oriented, and a general decline in the performance of "value" securities could have an adverse effect on BKF's revenues. BKF also offers alternative investment strategies. The failure to implement these strategies effectively could likewise impact BKF's revenues.

POOR INVESTMENT PERFORMANCE COULD ADVERSELY AFFECT BKF'S FINANCIAL CONDITION

     Success in the investment management industry depends largely on investment performance. Good performance generally stimulates sales of services and investment strategies and tends to keep withdrawals and redemptions low. This generates higher management fees, which are based on the amount of assets under management and sometimes on investment performance. If BKF experiences poor performance, this will likely result in decreased sales, decreased assets under management and the loss of accounts, with corresponding decreases in revenue.

A DECREASE IN BKF'S MANAGEMENT FEES, THE CANCELLATION OF INVESTMENT MANAGEMENT AGREEMENTS OR POOR INVESTMENT PERFORMANCE BY THE BKF PRIVATE INVESTMENT FUNDS COULD ADVERSELY AFFECT BKF'S RESULTS

     Management Fees. Some segments of the investment management industry have experienced a trend toward lower management fees. BKF must maintain a level of investment returns and service that is acceptable to clients given the fees they pay. No assurance can be given that BKF will be able to maintain its current fee structure or client base. Reduction of the fees for new or existing clients could have an adverse impact on BKF's results.

     Cancellation of Investment Management Agreements. It is expected that BKF will derive almost all of its revenue from investment management agreements. The agreements with BKF's separately-managed account clients generally are terminable by the client without penalty and with little or no notice. Any failure to renew, or termination of, a significant number of these agreements could have an adverse effect on BKF.

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

BKF IS A RELATIVELY SMALL PUBLIC COMPANY IN A HIGHLY COMPETITIVE BUSINESS

     BKF competes with a large number of domestic and foreign investment management firms, commercial banks, insurance companies, broker-dealers and other firms offering comparable investment services. Many of the financial services companies with which BKF competes have greater resources and assets under management than BKF does and offer a broader array of investment products and services.

     Management believes that the most important factors affecting BKF's ability to attract and retain clients are the abilities, performance records and reputations of its portfolio managers, the ability to hire and retain key investment personnel, the attractiveness of investment strategies to potential investors and competitive fees and investor service. BKF's ability to increase and retain client assets could be adversely affected if client accounts underperform client expectations or if key investment personnel leave BKF. BKF's ability to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under prevailing market conditions. The absence of significant barriers to entry by new investment management firms in the institutional managed accounts business increases competitive pressure. Since BKF is a relatively smaller asset management company, changes in customers, personnel and strategies and other business developments may have a greater impact on BKF than they would have on larger, more diversified asset management companies.

BKF IS DEPENDENT ON INFORMATION SYSTEMS AND ADMINISTRATIVE, BACK-OFFICE AND TRADE EXECUTION FUNCTIONS

     BKF is highly dependent on information systems and technology and depends, to a great extent, on third parties who are responsible for managing, maintaining and updating these systems. No assurance can be given that BKF's current systems will continue to be able to accommodate its growth or that the costs of its outsourcing arrangements will not increase. The failure to accommodate growth or an increase in costs could have an adverse effect on BKF.

     Success in the investment management industry also depends on the ability of an investment manager, and third parties with whom the investment manager contracts, to successfully perform administrative, back-office and trade execution functions. A failure by BKF or a third party contracted by BKF to perform such functions could adversely impact BKF's revenues.

CONFLICTS OF INTEREST MAY ARISE AND ADVERSELY AFFECT BKF

     From time to time, BKF's officers, directors and employees may own securities which one or more of its clients also own. Although BKF maintains internal policies regarding individual investments by its officers, directors and employees which require them to report securities transactions and restrict certain transactions so as to minimize possible conflicts of interest, possible conflicts of interest may arise that could have adverse effects on BKF. Similarly, conflicting investment positions may develop among various investment strategies managed by BKF. Although BKF has internal policies in place to address such situations, such conflicts could have adverse effects on BKF.

GOVERNMENT REGULATIONS MAY ADVERSELY AFFECT BKF AND BKF CAPITAL

     Virtually all aspects of BKF's business are subject to various federal and state laws and regulations. BKF is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational and disclosure obligations. BKF Asset Management is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and BKF GP is registered with that agency as a commodity pool operator. BKF Asset Management and BKF GP are members of the National Futures Association. LEVCO Securities is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board. In addition, BKF is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a "fiduciary" with respect to certain clients. Furthermore, BKF Capital, as a publicly traded company listed on the New York Stock Exchange, is subject to the federal securities laws, including the Securities Exchange Act of 1934, as amended, and the requirements of the exchange.

     These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict BKF or BKF Capital from conducting its business if it fails to comply with these laws and regulations. If BKF or BKF Capital fails to comply with these laws and regulations, these agencies may impose sanctions, including the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration, and other censures and fines. Even if in compliance with all laws and regulations, changes in these laws or regulations could adversely affect BKF's profitability and operations and its ability to conduct certain businesses in which it is currently engaged.

TERRORIST ATTACKS COULD ADVERSELY AFFECT BKF

     Terrorist attacks, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on New York City, the local economy, the United States economy, the global economy, and global financial markets. It is possible that the above factors could have a material adverse effect on our business, especially given the fact that all operations are conducted from a single location in New York City and BKF has lease obligations with regard to this location through September 2011.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     BKF's executive offices are located at One Rockefeller Plaza, New York, New York. BKF's offices currently encompass approximately 56,000 square feet and are governed by a lease which expires September 30, 2011 (except for approximately 7,000 square feet for which the lease will expire on November 30, 2008). The majority of BKF's operations are conducted at this location. BKF is currently seeking to sublease a significant portion of such space. BKF also maintains a business continuity facility located at Five River Bend, Stamford, Connecticut. This facility encompasses approximately 5,000 square feet and is governed by a lease which expires September 30, 2011.

ITEM 3.  LEGAL PROCEEDINGS

     BKF received an informal inquiry from the SEC in October 2005 relating to
(i) the restatement of the Company's financial statements in its Annual Report on Form 10-K/A for year ended December 31, 2004 and in its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 and (ii) the anticipated departure of the senior portfolio managers for its event-driven investment business and the related decision to liquidate the portfolios of the event-driven investment vehicles. The Company has been cooperating with the SEC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of BKF Capital's security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     BKF Capital's common stock trades on the New York Stock Exchange (the "NYSE") under the symbol BKF. At the close of business on March 1, 2006, there were 568 holders of record of BKF Capital's common stock.

     The following table sets forth for the periods indicated (i) the high and low reported sale prices per share for the common stock as reported on the NYSE and (ii) cash dividends per share of common stock declared during the period:

                                                              STOCK PRICE RANGES
                                                              -------------------   DIVIDEND
2005                                                            HIGH       LOW      DECLARED
----                                                          --------   --------   --------
First quarter...............................................   $42.89     $34.85     $0.250(a)
Second quarter..............................................   $40.50     $30.97     $0.925(b)
Third quarter...............................................   $37.98     $30.00     $0.250(c)
Fourth quarter..............................................   $30.99     $16.40
2004
----
First quarter...............................................   $27.00     $24.72     $ 0.10
Second quarter..............................................   $29.90     $26.40
Third quarter...............................................   $29.40     $26.01     $0.225(d)
Fourth quarter..............................................   $38.00     $29.80

---------------

(a) reflects quarterly dividends of $0.125 declared on January 18, 2005 and March 23, 2005.

(b)  special dividend.

(c) reflects quarterly dividends of $0.125 declared on July 5, 2005 and September 22, 2005.

(d) reflects dividends of $0.10 declared on July 9, 2004 and $0.125 declared on September 23, 2004.

     BKF Capital declared and paid $12,124,000 in cash dividends in 2005 and $2,799,000 in cash dividends in 2004. The declaration and payment of dividends by BKF Capital is in the discretion of BKF Capital's Board of Directors. BKF Capital is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF Capital. BKF Capital has discontinued its policy of paying quarterly cash dividends and does not expect to pay dividends in the foreseeable future.

     The following table provides information about purchases by BKF Capital during the periods indicated of equity securities that are registered by BKF Capital pursuant to Section 12 of the Exchange Act.

     The purchases described below relate to the withholding of shares from employees in order to satisfy statutory withholding requirements in connection with the delivery of (i) vested shares of restricted stock and (ii) the common stock underlying Restricted Stock Units.

                     ISSUER PURCHASES OF EQUITY SECURITIES

                           (a)               (b)                (c)                     (d)
                                                          TOTAL NUMBER OF       MAXIMUM NUMBER (OR
                                                         SHARES (OR UNITS)   APPROXIMATE DOLLAR VALUE)
                                                         PURCHASED AS PART   OF SHARES (OR UNITS) THAT
                     TOTAL NUMBER OF                        OF PUBLICLY        MAY YET BE PURCHASED
                    SHARES (OR UNITS)   AVERAGE PRICE     ANNOUNCED PLANS       UNDER THE PLANS OR
      PERIOD            PURCHASED       PAID PER SHARE      OR PROGRAMS               PROGRAM
      ------        -----------------   --------------   -----------------   -------------------------
10/1/05 - 10/31/05          None        Not Applicable    Not Applicable          Not Applicable
11/1/05 - 11/30/05        28,101        $        22.30    Not Applicable          Not Applicable
12/1/05 - 12/31/05       278,922        $        20.91    Not Applicable          Not Applicable
                         -------
  Total...........       307,023        $        21.04
                         =======

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived in part from BKF's audited 2005, 2004, 2003, 2002 and 2001 consolidated statements of operations and should be read in conjunction with such statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. All amounts are in millions, excluding share and per share data.

                                                               YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                              2005         2004         2003         2002          2001
                                           ----------   ----------   ----------   -----------   -----------
REVENUES:
Investments Management Fees (IMF):
Advisory.................................  $     22.1   $     25.4   $     24.8   $     29.0    $     33.0
Wrap Accounts............................         8.0          9.3         10.2         16.4          16.6
Event-Driven.............................        22.1         28.9         18.7         12.7           8.6
Long-Short...............................        11.4          9.3          2.4           --            --
Short-Biased.............................         3.8          4.6          4.0          3.4           2.0
Other Alternative Investments............         2.1          0.8          0.2          0.3           0.3
                                           ----------   ----------   ----------   ----------    ----------
    Total IMF Fees.......................        69.5         78.3         60.3         61.8          60.5
Incentive Fees and Allocations:
Event-Driven.............................        28.9         28.6         32.2         17.4          22.2
Long-Short...............................        13.8          8.8          5.2          0.1            --
Short-Biased.............................         0.1           --         (2.3)         6.8           2.1
Other....................................         2.2          2.2          0.6          0.1           3.3
Other Alternative Investments............         2.2          1.3          0.6          0.2           0.8
                                           ----------   ----------   ----------   ----------    ----------
    Total Incentive Fees.................        47.2         40.9         36.3         24.6          28.4
  Total Fees.............................       116.7        119.2         96.6         86.4          88.9
Commission Income and Other..............         0.7          1.5          2.0          2.9           2.5
                                           ----------   ----------   ----------   ----------    ----------
  Total Revenues.........................       117.4        120.7         98.6         89.3          91.4
EXPENSES:
Employee Compensation and Benefits.......        97.6         93.8         77.8         61.8          60.1
Non-Compensation Expenses................        22.3         19.7         25.7         20.6          15.4
                                           ----------   ----------   ----------   ----------    ----------
  Total Expenses.........................       119.9        113.5        103.5         82.4          75.5
                                           ----------   ----------   ----------   ----------    ----------
INCOME (LOSS) BEFORE INTEREST, TAXES AND
  AMORTIZATION...........................        (2.5)         7.2         (4.9)         6.9          15.9
                                           ----------   ----------   ----------   ----------    ----------
Net investment income....................         2.7          1.6          1.5          1.0           2.9
Net investment income -- consolidated
  affiliated partnerships ("CAP")........         3.2          1.2          2.6         (2.9)           --
Minority interest from CAP...............        (1.3)        (0.7)        (1.7)         3.3            --
Amortization of intangibles..............        (9.4)        (7.0)        (7.0)        (7.0)         (9.5)
                                           ----------   ----------   ----------   ----------    ----------
Income (loss) before taxes...............        (7.3)         2.3         (9.5)         1.3           9.3
Income tax expense (benefit).............         8.6          4.1         (1.1)         3.7           7.8
                                           ----------   ----------   ----------   ----------    ----------
NET INCOME (LOSS)........................  $    (15.9)  $     (1.8)  $     (8.4)  $     (2.4)   $      1.5
                                           ==========   ==========   ==========   ==========    ==========
PER SHARE DATA:
Basic:
Net income (loss)........................  $    (2.08)  $    (0.25)  $    (1.26)  $    (0.37)   $     0.23
Diluted:
Net income (loss)........................  $    (2.08)  $    (0.25)  $    (1.26)  $    (0.37)   $     0.20
Basic weighted average shares
  outstanding............................   7,631,580    6,949,031    6,673,371    6,624,313     6,546,077
Diluted weighted average shares
  outstanding............................   7,631,580    6,949,031    6,673,371    6,624,313     7,364,333

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BKF Capital operates entirely through BKF, an investment adviser registered with the Securities and Exchange Commission. BKF specializes in managing equity portfolios for institutional and individual investors. BKF offers long-only equity strategies and a range of alternative investment products and other more specialized investment programs. Most clients are based in the United States, though a significant portion of investors in the alternative investment products are located outside the United States.

     BKF acts as the managing general partner of a number of investment partnerships and also acts as an adviser to private investment vehicles organized outside the United States.

     With respect to accounts managed pursuant to its long-only equity strategies, BKF generally receives advisory fees based on a percentage of the market value of assets under management, including market appreciation or depreciation and client contributions and withdrawals. In some cases, BKF receives performance-based fees from accounts pursuing long-only equity strategies. With respect to private investment vehicles and separate accounts managed pursuant to similar strategies, BKF is generally entitled to receive both a fixed management fee based on a percentage of the assets under management and a share of net profits.

     At December 31, 2005, assets under management at BKF were $4.5 billion, compared to $13.6 billion a year earlier. Following is a comparison of BKF's assets under management as defined by product and client type (excluding as of December 31, 2005 assets from terminated strategies and assets to be managed as of January 2006 by an unaffiliated firm established by John A. Levin):

                            ASSETS UNDER MANAGEMENT

                                                               2005     2004      2003
                                                              ------   -------   -------
                                                                   ($ IN MILLIONS)
LONG ONLY ACCOUNTS
Institutional Accounts......................................  $1,450   $ 2,964   $ 2,953
Sub-Advisory Accounts.......................................     325     2,641     2,306
Non-Institutional Accounts..................................      42     1,713     1,640
Wrap Fee Accounts...........................................   1,853     2,319     2,502
                                                              ------   -------   -------
Total Long-Only.............................................   3,670     9,637     9,401
ALTERNATIVE INVESTMENTS
Actively Traded Long-Short Equity Accounts..................     665       792       434
Small-Mid Cap Long-Short Equity Accounts....................     120        86         7
Other Private Investment Funds..............................      47        99        60
Event Driven Accounts.......................................      --     2,568     2,418
Short Biased Accounts.......................................      --       422       340
                                                              ------   -------   -------
Total Alternative Strategies................................     832     3,967     3,259
                                                              ------   -------   -------
TOTAL.......................................................  $4,502   $13,604   $12,660
                                                              ======   =======   =======

     The reasons for these declines in assets under management are described in greater detail in "Results of Operations -- Year Ended December 31, 2005 as compared to Year Ended December 31, 2004." As the result of the decline in assets under management with respect to the long-only accounts, in excess of 50% of the long-only assets under management were held in wrap fee accounts as of December 31, 2005, and the vast majority of these accounts were held with a single wrap fee sponsor. BKF has been engaged in a review of all aspects of its operations in light of these changed business conditions as well as in connection with the retention of a new Chief Executive Officer and new Chief Financial Officer as of September 28, 2005 and January 25, 2006, respectively.

     BKF also has a wholly-owned broker-dealer subsidiary that clears through Bear Stearns on a fully disclosed basis. It is anticipated that this broker-dealer subsidiary will cease to service customer accounts at some time during the second quarter of 2006. Historically, the broker-dealer's clients have been advisory clients of BKF Asset Management, and the trades executed through the broker-dealer were generally placed by BKF Asset Management in its capacity as investment adviser.

     The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition at December 31, 2005 and 2004, and the Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 of BKF Capital Group, Inc. and Subsidiaries (which are included elsewhere herein) and should be read in conjunction with such financial statements. The historical results of operations discussed below will not be indicative of BKF Capital's future results of operations. It should be noted that certain affiliated investment partnerships in which BKF Capital may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF Capital and its affiliates in affiliated investment partnerships changes. These partnerships and the related minority interests have been reflected in the consolidated financial statements for the annual periods ended December 31, 2005, 2004 and 2003.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues

     Total revenues for 2005 were $123.21 million, reflecting a decrease of 0.2% from $123.49 million in revenues in 2004. Incentive fees and allocations increased by 15.2% to $47.16 million in 2005 from $40.93 million in 2004, while asset-based management fees declined 11.3% to $69.49 million in 2005 from $78.32 million in 2004. The increase in incentive fees resulted primarily from improved performance in the event-driven and long-short strategies, while the decline in asset-based fees resulted from decreased assets under management in the long-only, event-driven, short-biased and long-short investment strategies. An increase in the performance of the small-mid cap long-short equity strategy also contributed to the increase in incentive fees and allocations.

     Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined or billed and allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

     As the result of being unable to reach an agreement with the portfolio management team managing its event-driven strategies, the investment vehicles being managed pursuant to these strategies were substantially liquidated by year end. These strategies accounted for $51.0 million in total fees for 2005.

     In 2005, BKF experienced or received notification of net withdrawals and terminations of approximately $6.3 billion with respect to its long-only strategies. The resulting decline in assets under management will significantly impact revenues in 2006. BKF is currently reviewing all aspects of its operations, including each of its long-only investment strategies, in light of this anticipated decrease in revenues.

     Under the terms of an agreement between BKF and John Levin, the former CEO of BKF, clients of BKF representing approximately $2.1 billion in assets under management as of December 31, 2005 (including the short-biased investment vehicles) began to have their assets managed by an entity owned and controlled by Mr. Levin as of the beginning of 2006. These accounts have been excluded from BKF's $4.5 billion of assets under management as of December 31, 2005. BKF has an economic stake equal to 15% of the investment management fees generated for Mr. Levin's firm from such former clients (to the extent the clients invest in strategies similar to those that had been utilized by them at BKF).

     BKF is currently in the process of negotiating economic arrangements with its investment teams and is seeking to attract additional investment professionals who can add to BKF's investment capabilities. The ability to enter into such arrangements can be expected to have a significant impact on revenues in 2006, as the failure to reach economic arrangements may result in the departure of investment professionals and the loss of accounts.

     Revenue generated by the broker-dealer business (net of clearing charges) declined 50.5% to $712,000 in 2005 from $1.44 million in 2004. This decline was primarily the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts. In light of the termination of the vast majority of the advisory accounts of BKF carried at the broker-dealer, BKF expects that it will cease to service customer accounts at the broker-dealer at some point during the second quarter of 2006.

     Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships increased to $3.20 million in 2005 from $1.18 million in 2004. This increase is primarily the result of an increase in the number of affiliated partnerships being consolidated and an increase in their cumulative assets under management. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than BKF GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses

     Total expenses for 2005 were $129.23 million, reflecting an increase of 7.3% from $120.43 million in 2004. Excluding amortization of finite life intangibles, total expenses were $119.82 million, reflecting an increase of 5.7% from $113.42 million in 2004. Employee compensation and benefits (excluding grants of equity awards) rose 8.7% to $92.47 million in 2005 from $85.09 million in 2004. This increase in compensation expense is primarily attributable to an increase in fee revenues generated by the long-short alternative investment strategy and the implementation of the 2005 compensation program adopted by the Board of Directors in August 2005. The program was geared to maintain compensation levels for the majority of BKF's personnel at levels comparable to those earned in 2004. Expenses in 2006 will depend to a large extent on the ability of BKF to enter into longer-term economic arrangements with its investment professionals.

     Expenses associated with employee equity grants decreased 40.5% to $5.15 million in 2005 from $8.66 million in 2004 as the result of the vesting and forfeiture of grants.

     Occupancy and equipment rental increased 11.1% to $6.66 million in 2005 from $5.99 million in 2004. This increase was primarily the result of escalations under the lease and the taking of additional space to establish an office in London. In conjunction with the termination of BKF's event driven strategies, BKF assigned its interest in the London lease effective February 20, 2006.

     Other operating expenses of BKF Capital for 2005 were $15.19 million, reflecting an increase of 12.3% from $13.53 million in 2004. This increase primarily reflected (i) an increase in legal and professional expenses relating to the proxy contest and (ii) an increase in auditing expenses, which were partly offset by a decrease in (x) referral fees for third party marketers and
(y) promotional costs.

     The increase in amortization expense to $9.41 million in 2005 from $7.01 million in 2004 reflects the impairment of the value of certain investment advisory contracts that were treated as intangible assets in connection with the 1996 acquisition of BKF Asset Management by BKF Capital. The value of these contracts is being amortized over a 10-year period concluding on June 30, 2006. The termination of a significant portion of these contracts during the third and fourth quarters of 2005 led to the conclusion that the value of these contracts had been impaired. Management will continue to assess the value of the investment advisory contracts. Due to the impairment of their value that took place during the third and fourth quarters of 2005, the amortization of intangibles expense will decrease over the period from January 1, 2006 through June 30, 2006.

     Other operating expenses from consolidated affiliated partnerships increased to $113,000 from $26,000 primarily as the result of the increase in the number and the cumulative assets under management of the affiliated partnerships being consolidated.

     Interest expense increased to $239,000 from $118,000. This expense reflects imputed interest relating to payments being made in connection with the relinquishment of space pursuant to the lease amendment entered into during the fourth quarter of 2003, and in 2005 this expense also includes the amount paid in settlement of a state tax audit.

Operating Income (Loss)

     BKF Capital had an operating loss of $6.02 million in 2005, as compared to operating income of $3.06 million in 2004. Excluding amortization of finite life intangibles, and gains and losses and interest and dividend income relating to the consolidated affiliated partnerships, BKF Capital had operating income of $215,000 in 2005, as compared to $8.90 million in 2004.

Income Taxes

     BKF Capital recorded an income tax expense of $8.58 million in 2005, as compared to an income tax expense of $4.08 million in 2004. This expense includes a $6.82 million valuation reserve against its net deferred tax asset. Management believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

     Excluding the non-deductible amortization expense and the valuation allowance, BKF Capital had an effective tax rate of 83.15% in 2005 as compared to an effective tax rate of 43.74% in 2004. The difference in effective tax rates in 2005 and 2004 is primarily attributable to state and local taxes due to changes in the allocated income among various taxing jurisdictions.

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

     Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships decreased 55.2% to $1.18 million in 2004 from $2.63 million in 2003. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than BKF GP, Inc., which are separately identified on the consolidated statements of operations.

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

The number of awards to be granted was determined based on the value of BKF Capital stock at the time of the Compensation Committee meeting held in December 2004, but the awards were made in March 2005 and had a value of $3.2 million as of the March 10, 2005 grant date, reflecting a significant increase in the stock price during the intervening period. The expense associated with such awards will be amortized over the period from the grant date through December 31, 2007. Investments made with respect to strategies that have not yet reached critical mass and that are reflected in compensation expense increased to $2.5 million in 2004, as compared to $1.9 million in 2003. The primary new investment in 2004 was in a small cap value strategy, while the fund of funds offering was no longer included in this category in 2004, as compensation by members of this group with respect to marketing activities offset losses from the strategy.

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

     Other operating expenses of BKF Capital for 2004 were $13.53 million, reflecting a decrease of 4.0% from $14.09 million in 2003. This decrease primarily reflected (i) a decrease in portfolio management and trading system costs (which bear a correlation to the number of accounts managed in wrap fee programs) and (ii) a decrease in consulting fees paid in connection with the establishment of Levco Europe, LLP (as the consultant established an employee relationship so that compensation for 2004 was reflected in employee compensation and benefits), which decreases were partly offset by increases in expenses relating to (i) the implementation of the requirements of the Sarbanes-Oxley Act and (ii) increased premiums for directors and officers/errors and omissions insurance coverage. It should also be noted that a significant portion of management's time was spent on the implementation of the requirements of the Sarbanes-Oxley Act.

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

Operating Income (Loss)

     BKF Capital had operating income of $3.06 million in 2004, as compared to an operating loss of $7.75 million in 2003. Excluding amortization of finite life intangibles, the loss on the lease amendment, and gains and losses and interest and dividend income relating to the consolidated affiliated partnerships, operating income was $8.90 million in 2004, as compared to $1.77 million in 2003.

Income Taxes

     BKF Capital recorded an income tax expense of $4.08 million in 2004, as compared to an income tax benefit of $1.08 million in 2003. The deferred tax asset/income tax benefit recorded in 2003 was primarily attributable to future tax benefits relating to (i) future compensation deductions in connection with the delivery of stock underlying restricted stock unit awards and (ii) the loss on the lease amendment. The tax expense recorded in 2004 is primarily due to the increase in pre-tax book income in 2004 as compared to a pre-tax book loss in 2003.

     Excluding the non-deductible amortization expense, BKF Capital had an effective tax rate of 43.74% in 2004, as compared to an effective tax rate of 43.96% in 2003. The difference in effective tax rates in 2004 and 2003 is primarily attributable to state and local taxes due to changes in the allocated income among various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     BKF Capital's current assets as of December 31, 2005 consist primarily of cash, short-term investments and investment advisory and incentive fees receivable. In addition to using capital to fund daily operations, BKF utilizes capital to develop and seed new investment products. The development of new products is an important element of BKF's business plan, and such seed capital investments can require substantial financial resources. BKF Capital may consider raising capital in order to expand its business by attracting additional investment teams, seeding new investment products or entering into strategic transactions.

     While BKF has historically met its cash and liquidity needs through cash generated by operating activities, because of the liquidation of the event-driven investment vehicles in 2005 and the overall decrease in revenues expected as the result of terminations and withdrawals, it is anticipated that cash flow from operating activities will not be sufficient to fund operations in 2006, and that BKF will use a portion of its existing working capital for such purposes. Cash and cash equivalents, U.S. Treasury bills, investment advisory and incentive fees receivable, investments in securities and investments in affiliated partnerships aggregated $94.0 million at December 31, 2005. BKF Capital also had approximately $52.1 million of total liabilities at such date. These totals exclude the effects of consolidated affiliated partnerships (see
Note 4 of Notes to Consolidated Financial Statements).

     At December 31, 2005, BKF Capital had cash, cash equivalents and U.S. Treasury bills of $56.82 million, as compared to $44.05 million at December 31, 2004. BKF Capital had investment advisory and incentive fees receivable of $21.81 million at December 31, 2005, as compared to $40.01 million at December 31, 2004. This increase in cash and cash equivalents and decrease in fees receivable reflects the collection of an incentive fee in 2005 from the an event driven investment vehicle that was substantially liquidated in 2005.

     The increase in investments in securities to $7.69 million at December 31, 2005 from $5.79 million at December 31, 2004, primarily reflects investments in additional seed capital products. The decrease in prepaid expenses and other assets to $2.37 million at December 31, 2005 from $7.05 million at December 31, 2004, primarily reflects the decrease in taxes receivable.

     The decrease in fixed assets to $4.78 million at December 31, 2005 from $6.81 million at December 31, 2004 primarily reflects the depreciation of assets.

     The total write-off of the deferred tax asset at December 31, 2005 from $8.39 million at December 31, 2004, is primarily the result of a valuation allowance of $6.82 million in 2005. Management believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

     The increase in investments in securities from consolidated affiliated partnerships to $14.58 million at December 31, 2005 from $6.52 million at December 31, 2004, reflects the numbers and size of the funds consolidated. The increase in due from broker from consolidated affiliated partnerships to $16.78 million at December 31, 2005 from $952,000 at December 31, 2004 reflects the cash held by a consolidated affiliated partnership in the process of liquidation as of December 31, 2005.

     Accrued expenses were $5.64 million at December 31, 2005, as compared to $4.08 million at December 31, 2004. This increase is primarily attributable to increased legal expenses incurred in connection with an informal Securities and Exchange inquiry and increased audit expenses in connection with the financial statement restatements conducted by BKF Capital in 2005.

     Securities sold short from consolidated affiliated partnerships were $7.08 million at December 31, 2005, as compared to $1.30 million at December 31, 2004, reflecting the number and size of the consolidated affiliated partnerships.

     BKF's business is not seasonal. Except for the lease commitments and related expenditures described below, BKF has no material commitments for capital expenditures. BKF has office space obligations that require monthly payments plus escalations through September 2011.

     BKF Capital has agreed to reimburse Steel Partners II, L.P. for its reasonable expenses incurred in connection with last year's proxy contest if certain conditions are met. Warren G. Lichtenstein, a director of BKF Capital, is the managing member of the general partner of Steel Partners II L.P., and the partnership owns 727,200 shares of BKF Capital. The expense reimbursement will only be made if (i) the EBITDA of BKF Capital is positive for each of four consecutive quarters commencing after March 31, 2006 and (ii) the cumulative EBITDA of BKF Capital during such four-quarter period is equal to or greater than $1.2 million. EBITDA means net income before deducting interest, income taxes, depreciation and amortization; provided that there shall be excluded from the calculation of EBITDA any income or loss generated from consolidated affiliated partnerships or any extraordinary or non-recurring item that has the effect of increasing EBITDA. If these conditions are met, the expense reimbursement will be made within 15 days after BKF's financial statements for the applicable quarterly periods are completed. The proxy contest expenses of Steel Partners II, L.P. are approximately $566,000.

OFF BALANCE SHEET RISK

     BKF GP serves as the managing general partner for several affiliated investment partnerships which trade primarily in equity securities. As of December 31, 2005, total partners' capital in these partnerships was approximately $157.8 million. As of December 31, 2005, the sum total of BKF GP's capital accounts in the affiliated investment partnerships was approximately $7.5 million. The financial condition and results of operations of certain of these affiliated investment partnerships are not included in BKF Capital's consolidated statements of financial condition (except to the extent of BKF GP's equity ownership). BKF GP has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them. (See also Note 2 to Notes to Consolidated Financial Statements.)

CONTRACTUAL OBLIGATIONS

     As of December 31, 2005, the Company's contractual obligations, including payments due by period, are as follows ($ in thousands):

                                                                 PAYMENTS DUE BY PERIOD
                                                       -------------------------------------------
                                                        TOTAL    2006-2007   2008-2009   2010-2011
                                                       -------   ---------   ---------   ---------
Operating leases.....................................  $13,359    $3,862      $5,067      $4,430
Accrued lease loss amendment.........................    3,420     1,048       1,074       1,298
                                                       -------    ------      ------      ------
Total Contractual Obligations........................  $16,779    $4,910      $6,141      $5,728
                                                       =======    ======      ======      ======

CRITICAL ACCOUNTING POLICIES

  REVENUE RECOGNITION AND RELATED EXPENSES

     With respect to incentive fees and allocations, BKF Capital has elected to accrue income on a quarterly basis, though such fees and allocations are determined and billed or allocated at the end of the applicable measurement period. Such accruals, as well as related compensation and third party referral fees, may be reversed as the result of subsequent investment performance prior to the conclusion of the applicable contract year or investor withdrawal. Alternatively, BKF Capital could have adopted a policy of not recognizing such fees or allocations until the respective payments are fixed at the end of the performance measurement period. Since most incentives fees or allocations are determined as of the end of the calendar year, the adoption of a revenue recognition policy that defers recognition of incentive fees or allocations and associated expenses could result in much lower levels of income, and associated compensation expenses, for periods prior to the fourth quarter. BKF Capital's annual financial results would not be materially affected, as most of the performance measurement periods conclude on December 31.

  PURCHASE PRICE ALLOCATION

     In order to account for the acquisition of BKF by BKF Capital in 1996 utilizing the purchase method of accounting, BKF's cost in excess of net assets was reflected in the following intangible items: goodwill, employment contracts for key personnel and investment advisory contracts. The total value of these intangibles at the time of the acquisition was $116.8 million. BKF Capital determined that 20% of that amount was attributable to goodwill, 20% to the employment contracts and 60% to the investment contracts. BKF Capital amortizes the value of the investment contracts over a ten year period, and amortized the employment contracts, which have all expired, over their respective terms. As the result of the termination of a significant number of investment advisory contracts, the intangible asset relating to such contracts was deemed to be impaired in the amount of $2.4 million in 2005. Pursuant to Statement of Financial Accounting Standards

No. 142, "Goodwill and Other Intangible Assets," commencing in 2002, the net carrying value of the goodwill of $14.8 million at December 31, 2001, ceased to be amortized. Goodwill is subject to an annual impairment test.

  INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     BKF GP serves as the managing general partner for several affiliated investment partnerships which are not consolidated with BKF Capital. These affiliated investment partnerships are periodically assessed to determine whether the underlying assets and liabilities should be consolidated. See "Off Balance Sheet Risk."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since BKF Capital's revenues are largely driven by the market value of BKF's assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter with respect to which the investment advisory fee is charged, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues for the quarter. Furthermore, since BKF manages a significant portion of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on BKF's revenues. Similarly, a lack of opportunity to implement, or a failure to successfully implement, BKF's alternative investment strategies could reduce performance based incentive fees and allocations and thereby negatively impact BKF's revenues. In addition, as of December 31, 2005 and 2004, BKF had invested
(1) $5.1 million and $1.3 million, respectively, in seed capital for long-only equity products, which investments could be similarly impacted by a decline in the performance of value stocks, and (2) $14.7 million and $19.0 million (excluding accrued incentive allocations), respectively, in proprietary alternative investment strategies, which are also exposed to market fluctuations.

     The following table (dollars in thousands) summarizes our investments as of December 31, 2005 and December 31, 2004 in long-only equity products and alternative investment strategies (excluding incentive allocations) and provides a sensitivity analysis assuming a 10% increase or decrease in the value of these investments.

                                                              FAIR VALUE ASSUMING   FAIR VALUE ASSUMING
                                                                10% DECREASE IN       10% INCREASE IN
                                                 FAIR VALUE      EQUITY PRICE          EQUITY PRICE
                                                 ----------   -------------------   -------------------
AT DECEMBER 31, 2005
Equity price sensitive investments, at fair
  value........................................   $19,748           $17,773               $21,722
AT DECEMBER 31, 2004
Equity price sensitive investments, at fair
  value........................................   $20,295           $18,266               $22,325

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     BKF's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, BKF conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on our evaluation under the COSO Framework, management concluded that BKF's internal control over financial reporting was effective as of December 31, 2005. Grant Thornton LLP has audited this assessment of our internal control over financial reporting; their report is included in this Item 9A.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BKF Capital Group, Inc.

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting as of December 31, 2005, that BKF Capital Group, Inc. and subsidiaries (the "Company") (a Delaware corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005 and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
March 9, 2006

                                    PART III

ITEMS 10, 11, 12, 13 AND 14.

     The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 29, 2005 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A which will contain such information.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this Form 10-K:

     (1) Financial Statements

     The following financial statements of BKF Capital Group, Inc. and Subsidiaries are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Registered Public Accounting
  Firm -- Grant Thornton LLP................................  F-
Report of Independent Registered Public Accounting
  Firm -- Ernst & Young LLP.................................  F-
Reports of Independent Registered Public Accounting
  Firm -- Eisner LLP........................................  F-
Consolidated Statements of Financial Condition at December
  31, 2005 and 2004.........................................  F-7
Consolidated Statements of Operations for the years ended
  December 31, 2005, 2004 and 2003..........................  F-8
Consolidated Statements of Cash Flows for the years ended
  December 31, 2005, 2004 and 2003..........................  F-9
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2005, 2004 and 2003......  F-10
Notes to Consolidated Financial Statements..................  F-11

     (2) Financial Data Schedules

     All schedules are omitted, as the required information is inapplicable or is included in the financial statements or related notes.

     (3) Exhibits

EXHIBIT
NUMBER                                   DESCRIPTION
-------          ------------------------------------------------------------
  3.1     --     Restated Certificate of Incorporation of Registrant, as
                 amended (amendment filed herewith and incorporating by
                 reference Exhibit 3.1 to Registrant's Quarterly Reports on
                 Form 10-Q for the periods ended June 30, 2000 and June 30,
                 2001).*

  3.2     --     Bylaws of Registrant (incorporated by reference to Exhibit
                 3(ii) to Registrant's Quarterly Report on Form 10-Q for the
                 period ended September 30, 2001).

  4.1     --     Specimen of Common Stock Certificate (incorporated by
                 reference to Exhibit 4.1 of Registrant's Annual Report on
                 Form 10-K/A for the period ended December 31, 2000).

 10.1     --     Amendment to Lease dated October 10, 2003 between
                 Rockefeller Center Properties and John A. Levin, Inc.
                 (incorporated by reference to Exhibit 10.1 of Registrant's
                 Annual Report on Form 10-K/A for the period ended December
                 31, 2003).

 10.2     --     Lease dated December 20, 1993 between Rockefeller Center
                 Properties and John A. Levin & Co., Inc., as amended
                 (incorporated by reference to Exhibit 10.1 of Registrant's
                 Annual Report on Form 10-K/A for the period ended December
                 31, 2000, Exhibit 10.2 to Registrant's Quarterly Report on
                 Form 10-Q for the period ended June 30, 2001, and Exhibit
                 10.2 to Registrant's Quarterly Report on Form 10-Q for the
                 period ended September 30, 2001).

 10.3     --     Lease dated September 25, 2002 between River Bend Executive
                 Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002).

 10.4     --     Lease dated February 14, 2005 between Benchmark Group
                 Limited and Levco Europe, LLP. (incorporated by reference to
                 Exhibit 10.4 to Registrants Annual Report on Form 10-K for
                 the period ended December 31, 2004).

 10.5     --     Agreement dated December 20, 2005 among Benchmark Group
                 Limited, Levco Europe, LLP, BKF Capital Group, Inc., King
                 Street European Advisors, Ltd., and King Street Capital
                 Management L.L.C.*

 10.6     --     Registrant's 1998 Incentive Compensation Plan, as amended
                 (incorporated by reference to Exhibit 10.1 to Registrant's
                 Quarterly Report on Form 10-Q for the period ended June 30,
                 2001).

 10.7     --     Registrant's Deferred Compensation Plan (incorporated by
                 reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

 10.8     --     Form of Stock Option Award Agreement (incorporated by
                 reference to Exhibit 10.5 to Registrant's Annual Report on
                 Form 10-K/A for the period ended December 31, 2001).

 10.9     --     Form of Deferred Stock Award Agreement (incorporated by
                 reference to Exhibit 4.5 to the Registration Statement on
                 Form S-8 filed with the Commission on November 17, 2000).

 10.10    --     Form of Restricted Stock Award Agreement*


EXHIBIT
NUMBER                                   DESCRIPTION
-------          ------------------------------------------------------------
 10.11    --     Letter Agreement between BKF and Levin Management Co., Inc.
                 and each of Henry Levin and Frank Rango dated April 19, 2005
                 (incorporated by reference to Exhibit 10.1 of Registrant's
                 Report on Form 8-K dated April 22, 2005).

 10.12    --     Change in Control Agreement between BKF, Levin Management
                 Co., Inc. and Glenn A. Aigen dated June 1, 2005
                 (incorporated by reference to Exhibit 10.1 of Registrant's
                 Report on Form 8-K dated June 6, 2005).

 10.13    --     Change in Control Agreement between BKF, Levin Management
                 Co., Inc. and Norris Nissim dated June 1, 2005 (incorporated by reference to Exhibit 10.2 of Registrant's Report on Form
                 8-K dated June 6, 2005).

 10.14    --     Retention Agreement between BKF, Levin Management Co., Inc and Philip Friedman dated August 11, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August 16, 2005).

 10.15    --     First Amendment to Retention Agreement between BKF and
                 Philip Friedman dated November 15, 2005 (incorporated by
                 reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated November 16, 2005).

 10.16    --     Transition/Separation Agreement between BKF and John A.
                 Levin dated as of August 23, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated
                 August 24, 2005).

 10.17    --     First Amendment to Transition/Separation Agreement between
                 BKF and John A. Levin dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form
                 8-K dated December 28, 2005).

 10.18    --     Employment Agreement between BKF and John C. Siciliano dated
                 September 28, 2005 (incorporated by reference to Exhibit
                 10.3 of Registrant's Quarterly Report on Form 10-Q for the
                 period ended September 30, 2005).

 10.19    --     Letter Agreement, dated as of September 28, 2005, among BKF
                 Capital Group, Inc., Levin Management Co., Inc. and Glenn A.
                 Aigen (incorporated by reference to Exhibit 10.4 of
                 Registrant's Quarterly Report on Form 10-Q for the period
                 ended September 30, 2005).

 10.20    --     Letter Agreement, dated as of September 28, 2005, among BKF
                 Capital Group, Inc., Levin Management Co., Inc. and Norris
                 Nissim (incorporated by reference to Exhibit 10.5 of
                 Registrant's Quarterly Report on Form 10-Q for the period
                 ended September 30, 2005).

 10.21    --     Transition/Separation Agreement between BKF and Glenn A.
                 Aigen dated December 20, 2005 (incorporated by reference to
                 Exhibit 10.6 of Registrant's Report on Form 10-Q for the
                 period ended September 30, 2005).

 10.22    --     Separation Agreement and Release of All Claims between BKF and Henry Levin dated December 16, 2005 (incorporated by
                 reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated December 22, 2005).

 10.23    --     Employment Agreement between BKF and Clarke Gray dated as of
                 January 4, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated January 6, 2006).

 14.1     --     Registrant's Code of Ethics (incorporated by Reference to
                 Exhibit 14.1 of Registrant's Annual Report on Form 10-K/A
                 for the period ended December 31, 2003).

 21.1     --     Subsidiaries of the Registrant (incorporated by reference to
                 Exhibit 21.1 to the Registrant's Annual Report on Form
                 10-K/A for the period ended December 31, 2000).

 23.1     --     Consent of Grant Thornton LLP.*

 23.2     --     Consent of Ernst & Young LLP.*

 23.3     --     Consent of Eisner LLP.*

 24.1     --     Powers of Attorney (included on the Signature Pages
                 hereto).*

 31.1     --     Section 302 Certification of Chief Executive Officer*

 31.2     --     Section 302 Certification of Chief Financial Officer*

 32.1     --     Section 906 Certification of Chief Executive Officer*

 32.2     --     Section 906 Certification of Chief Financial Officer*

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BKF CAPITAL GROUP, INC.

                                          By:      /s/ J. CLARKE GRAY
                                            ------------------------------------
                                                       J. Clarke Gray
                                              Senior Vice President and Chief
                                                      Financial Officer

Date: March 16, 2006

     Each person whose signature appears below hereby constitutes and appoints John C. Siciliano, J. Clarke Gray and Norris Nissim and each of them, his true and lawful attorney-in-fact and agent with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

        /s/ JOHN C. SICILIANO             Director, Chairman of the Board,    March 16, 2006
--------------------------------------      Chief Executive Officer and
          John C. Siciliano                President (Principal Executive
                                                      Officer)


          /s/ J. CLARKE GRAY              Senior Vice President and Chief     March 16, 2006
--------------------------------------      Financial Officer (Principal
            J. Clarke Gray               Financial and Accounting Officer)


         /s/ HARVEY J. BAZAAR                         Director                March 16, 2006
--------------------------------------
           Harvey J. Bazaar


           /s/ RONALD LABOW                           Director                March 16, 2006
--------------------------------------
             Ronald Labow


      /s/ WARREN G. LICHTENSTEIN                      Director                March 16, 2006
--------------------------------------
        Warren G. Lichtenstein


          /s/ KEITH MEISTER                           Director                March 16, 2006
--------------------------------------
            Keith Meister


         /s/ MARVIN L. OLSHAN                         Director                March 16, 2006
--------------------------------------
           Marvin L. Olshan


         /s/ DONALD H. PUTNAM                         Director                March 16, 2006
--------------------------------------
           Donald H. Putnam


         /s/ KURT N. SCHACHT                          Director                March 16, 2006
--------------------------------------
           Kurt N. Schacht

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Registered Public Accounting
  Firm -- Grant Thornton LLP................................  F-2

Report of Independent Registered Public Accounting
  Firm -- Ernst & Young LLP.................................  F-3

Reports of Independent Registered Public Accounting
  Firm -- Eisner LLP........................................  F-4

Consolidated Statements of Financial Condition at December
  31, 2005 and 2004.........................................  F-12

Consolidated Statements of Operations for the years ended
  December 31, 2005, 2004 and 2003..........................  F-13

Consolidated Statements of Cash Flows for the years ended
  December 31, 2005, 2004 and 2003..........................  F-14

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2005, 2004 and 2003......  F-15

Notes to Consolidated Financial Statements..................  F-16

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BKF Capital Group, Inc.

     We have audited the accompanying consolidated statements of financial condition of BKF Capital Group, Inc. and subsidiaries (the "Company") (a Delaware corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of five consolidated affiliated partnerships (collectively the "2005 CAP"), which statements reflect total assets constituting 21 percent as of December 31, 2005, and total revenues of 3 percent for the year then ended. We did not audit the financial statements of one consolidated affiliated partnership (the "2004 CAP"), which statements reflect total assets constituting 5 percent as of December 31, 2004, and total revenues of 0.5 percent for the year then ended. Those statements were audited by another auditor whose reports thereon have been furnished to us, and our opinion, insofar as it relates to the amounts included for the 2005 CAP and 2004 CAP is based solely on the report of the other auditor.

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

     In our opinion, based on our audits and the reports of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations, changes in stockholders' equity and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
March 9, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BKF Capital Group, Inc.

     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2003 of BKF Capital Group, Inc. (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of two consolidated affiliated partnerships (collectively the "2003 CAP"), majority-owned investments, which statements reflect total revenues constituting 2 percent of the related consolidated totals for the year ended December 31, 2003. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the 2003 CAP, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements of BKF Capital Group, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 4 to the financial statements, in the context of making determinations pursuant to Financial Interpretation No. 46, "Consolidation of Variable Interest Entities", the Company also decided to consolidate certain affiliated investment partnerships in which it may be deemed to have a controlling interest.

                                          ERNST & YOUNG LLP

March 3, 2004
New York, New York

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Alvarado Capital Partners, L.P.

We have audited the accompanying statement of assets, liabilities and partnership capital of Alvarado Capital Partners, L.P. (the "Partnership") (a limited partnership) (in liquidation), including the condensed schedule of investments as of December 31, 2005, and the related statements of operations, changes in partnership capital and financial highlights for the year ended December 31, 2005. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

In our opinion, the financial statements enumerated (not shown separately herein) above present fairly, in all material respects, the financial position of Alvarado Capital Partners, L.P. (in liquidation) as of December 31, 2005, and the results of its operations, changes in its partnership capital and financial highlights for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

(Eisner LLP)

New York, New York
January 20, 2006

With respect to Note A
February 17, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Island Drive Partners II, L.P.

We have audited the accompanying statement of assets, liabilities and partnership capital of Island Drive Partners II, L.P. as of December 31, 2005. These financial statements (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements (not shown separately herein) enumerated above present fairly, in all material respects, the financial position of Island Drive Partners II, L.P. as of December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

(Eisner LLP)

New York, New York
January 17, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Fairmount Capital Partners, L.P.

We have audited the accompanying statement of assets, liabilities and partnership capital, of Fairmount Capital Partners, L.P. (a limited partnership) including the condensed schedule of investments as of December 31, 2005, and the related statements of operations, changes in partnership capital and financial highlights for the period from April 1, 2005 (commencement of operations) to December 31, 2005. These financial statements and financial highlights (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

In our opinion, the financial statements (not shown separately herein) enumerated above present fairly, in all material respects, the financial position of Fairmount Capital Partners, L.P. as of December 31, 2005, and the results of its operations, its changes in partnership capital and financial highlights for the period from April 1, 2005 (commencement of operations) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

(Eisner LLP)

New York, New York
January 17, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
LR Capital Partners, L.P.
New York, New York

We have audited the accompanying statement of assets, liabilities and partnership capital, including the condensed schedule of portfolio investments, of LR Capital Partners, L.P. (a limited partnership) as of December 31, 2005, and the related statements of operations and changes in partnership capital and the financial highlights for the period from June 1, 2005 (commencement of operations) to December 31, 2005. These financial statements and financial highlights are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

In our opinion, the financial statements and financial highlights enumerated above present fairly, in all material respects, the financial position of LR Capital Partners, L.P. as of December 31, 2005, and the results of its operations, its changes in partnership capital and financial highlights for the period from June 1, 2005 (commencement of operations) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

(Eisner LLP)

New York, New York
January 20, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Levco Debt Opportunity Partners, L.P.
New York, New York

We have audited the accompanying statement of assets, liabilities and partnership capital of Levco Debt Opportunity Partners, L.P. (the "Partnership") (in liquidation) as of December 31, 2005, and the related statements of operations, changes in partnership capital and the financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

In our opinion, the financial statements and financial highlights enumerated above present fairly, in all material respects, the financial position of Levco Debt Opportunity Partners, L.P. as of December 31, 2005, the results of its operations, changes in its partnership capital and financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

(Eisner LLP)
New York, New York
January 20, 2006

With respect to Note F
February 9, 2006

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

(Eisner LLP)
New York, New York
January 24, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Levco Debt Opportunity Partners, L.P.

We have audited the accompanying statements of operations, changes in partnership capital and the financial highlights of Levco Debt Opportunity Partners, L.P. for the year ended December 31, 2003. These financial statements and financial highlights (not shown separately herein) are the responsibility of the Partnership's Oversight Board management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

In our opinion, the financial statements and financial highlights (not shown separately herein) enumerated above present fairly, in all material respects, the results of operations, changes in partnership capital and financial highlights of Levco Debt Opportunity Partners, L.P. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

(Eisner LLP)

New York, New York
February 6, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
RCL Capital, L.P.

We have audited the statements of operations, changes in partnership capital and the financial highlights for the period from July 14, 2003 (commencement of operations) to December 31, 2003 of RCL Capital, L.P. These financial statements and the financial highlights (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial highlights based on our audit.

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

In our opinion, the financial statements and financial highlights (not shown separately herein) enumerated above present fairly, in all material respects, the results of operations, changes in partnership capital and financial highlights for the period from July 14, 2003 (commencement of operations) to December 31, 2003 of RCL Capital, L.P. in conformity with accounting principles generally accepted in the United States of America.

(Eisner LLP)

New York, New York
January 12, 2004

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2005           2004
                                                              ------------   ------------
ASSETS
Cash and cash equivalents...................................    $ 14,432       $  3,582
U.S. Treasury bills.........................................      42,384         40,466
Investment advisory and incentive fees receivable...........      21,805         40,009
Investments in securities, at value (cost $6,839 and $5,426,
  respectively).............................................       7,685          5,788
Investments in affiliated partnerships......................       7,696         17,362
Prepaid expenses and other assets...........................       2,373          7,048
Fixed assets (net of accumulated depreciation of $8,000 and
  $6,756, respectively).....................................       4,783          6,812
Deferred tax asset..........................................          --          8,391
Goodwill (net of accumulated amortization of $8,566)........      14,796         14,796
Investment advisory contracts (net of accumulated
  amortization of $68,601 and $59,576, respectively)........       1,107         10,513
Consolidated affiliated partnerships:
  Due from broker...........................................      16,783            952
  Investments in securities, at value (cost $13,841 and
     $5,877, respectively)..................................      14,578          6,517
                                                                --------       --------
     Total assets...........................................    $148,422       $162,236
                                                                ========       ========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $  5,638       $  4,084
Accrued bonuses.............................................      43,020         42,686
Accrued lease amendment expense.............................       3,420          3,843
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of $6,878 and
     $1,065, respectively)..................................       7,084          1,299
  Partner contributions received in advance.................         506             --
                                                                --------       --------
     Total liabilities......................................      59,668         51,912
                                                                --------       --------
Minority interest in consolidated affiliated partnerships...      13,161          2,478
                                                                --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and outstanding -- 8,180,057 and 7,274,779 shares,
  respectively..............................................    $  8,180          7,275
Additional paid-in capital..................................      88,887         88,458
Retained earnings (deficit).................................     (10,168)        17,508
Unearned compensation -- restricted stock and restricted
  stock units...............................................     (11,306)        (5,395)
                                                                --------       --------
     Total stockholders' equity.............................      75,593        107,846
                                                                --------       --------
Total liabilities, minority interest and stockholders'
  equity....................................................    $148,422       $162,236
                                                                ========       ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2005         2004         2003
                                                           ----------   ----------   ----------
REVENUES:
Investment advisory fees.................................  $   69,492   $   78,324   $   60,324
Incentive fees and allocations...........................      47,164       40,925       36,293
Commission income (net) and other........................         712        1,438        2,021
Net realized and unrealized gain on investments..........       1,120        1,020        1,022
Interest income..........................................       1,551          604          453
From consolidated affiliated partnerships:
  Net realized and unrealized gain on investments........       2,737        1,129        2,316
  Interest and dividend income...........................         432           47          309
                                                           ----------   ----------   ----------
     Total revenues......................................     123,208      123,487      102,738
                                                           ----------   ----------   ----------
EXPENSES:
Employee compensation and benefits.......................      92,472       85,092       69,634
Employee compensation relating to equity grants..........       5,154        8,661        8,128
Occupancy & equipment rental.............................       6,655        5,990        6,322
Loss on lease amendment..................................                       --        5,127
Other operating expenses.................................      15,191       13,529       14,087
Amortization of intangibles..............................       9,406        7,009        7,009
Interest expense.........................................         239          118           --
Other operating expenses from consolidated affiliated
  partnerships...........................................         113           26          177
                                                           ----------   ----------   ----------
     Total expenses......................................     129,230      120,425      110,484
                                                           ----------   ----------   ----------
Operating income (loss)..................................      (6,022)       3,062       (7,746)
Minority interest in consolidated affiliated
  partnerships...........................................      (1,267)        (749)      (1,710)
                                                           ----------   ----------   ----------
Income (loss) before taxes...............................      (7,289)       2,313       (9,456)
                                                           ----------   ----------   ----------
Income tax expense (benefit).............................       8,576        4,078       (1,076)
                                                           ----------   ----------   ----------
NET (LOSS)...............................................  $  (15,865)  $   (1,765)  $   (8,380)
                                                           ==========   ==========   ==========
(Loss) per share:
Basic and Diluted........................................  $    (2.08)  $    (0.25)  $    (1.26)
                                                           ==========   ==========   ==========
Diluted..................................................  $    (2.08)  $    (0.25)  $    (1.26)
                                                           ==========   ==========   ==========
Weighted average shares outstanding
Basic and Diluted........................................   7,631,580    6,949,031    6,673,371
                                                           ==========   ==========   ==========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2005       2004       2003
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)..................................................  $(15,865)  $ (1,765)  $ (8,380)
Adjustments to reconcile net (loss) to net cash provided by
  operations:
  Depreciation and amortization.............................    11,590      9,169      8,559
  Expense for vesting of restricted stock and stock units...     5,191      8,919      8,186
  Loss on disposal of fixed assets..........................       309         --        127
  Tax benefit related to employee compensation plans........       878      4,432        633
  Change in deferred tax asset..............................     8,391        275     (2,984)
  Unrealized (gain) on investments in securities............      (484)      (300)      (319)
     (Increase) in U.S. treasury bills......................    (1,918)    (7,971)   (19,056)
     Decrease (Increase) in investment advisory and
       incentive fees receivable............................    18,204     (2,165)   (13,698)
     Decrease in prepaid expenses and other assets..........     4,675     (3,192)    (1,794)
     Decrease in investments in affiliated investment
       partnerships.........................................     9,666      1,604        106
     (Increase) in investments in securities................    (1,413)    (1,109)    (3,013)
     Increase (Decrease) in accrued expenses................     1,554        702     (1,783)
     Increase in accrued bonuses............................       334      2,958      8,219
     (Decrease) in accrued lease amendment expense..........      (423)      (692)     4,535
     Increase in income taxes payable.......................        --         --       (532)
  Changes in operating assets and liabilities from
     consolidated affiliated partnerships:
     Minority interest in income............................     1,267        208      1,710
     (Increase) in due from broker..........................   (15,831)      (952)    10,870
     (Increase) in securities...............................    (8,061)    (6,517)    (1,080)
     (Increase) decrease in investments in unaffiliated
       partnerships.........................................        --         --        497
     Increase in securities sold short......................     5,785      1,299     (1,959)
     Minority interest in previously unconsolidated
       affiliated partnerships..............................        --         --      1,111
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........    23,849      4,903    (10,045)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
                                                              --------   --------   --------
Fixed asset additions.......................................      (464)    (2,234)    (4,729)
                                                              --------   --------   --------
Net cash (used in) investing activities.....................      (464)    (2,234)    (4,729)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................    (5,897)    (3,505)    (1,881)
Dividends paid to shareholders..............................   (11,811)    (2,799)        --
Consolidated affiliated partnerships:
     Increase (decrease) in partner contributions received
       in advance...........................................       506         --     (1,150)
     Partner subscriptions..................................     4,667      2,270     10,065
     Partner redemptions....................................                   --    (13,024)
                                                              --------   --------   --------
Net cash (used in) financing activities.....................   (12,535)    (4,034)    (5,990)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    10,850     (1,365)   (20,764)
Cash and cash equivalents at the beginning of the year......     3,582      4,947     25,711
                                                              --------   --------   --------
Cash and cash equivalents at the end of the period..........  $ 14,432   $  3,582   $  4,947
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $     --   $    118   $      1
                                                              ========   ========   ========
Cash paid for taxes.........................................  $    285   $    961   $  4,251
                                                              ========   ========   ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     TWELVE MONTHS ENDED DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                  ADDITIONAL
                                       COMMON       PAID-IN       RETAINED     UNEARNED
                                       STOCK        CAPITAL       EARNINGS   COMPENSATION    TOTAL
                                       ------   ---------------   --------   ------------   --------
BALANCE AT DECEMBER 31, 2002.........  $6,642       $78,990       $ 30,434     $(12,016)    $104,050
Grants of restricted stock units.....     --         10,380             --       (2,193)       8,187
Issuance of common stock.............    184         (2,066)            --           --       (1,882)
Tax benefit related to employee
  compensation plans.................     --            633             --           --          633
Net (loss)...........................     --             --         (8,380)          --       (8,380)
                                       ------       -------       --------     --------     --------
BALANCE AT DECEMBER 31, 2003.........  $6,826       $87,937       $ 22,054     $(14,209)    $102,608
Grants of restricted stock and
  restricted stock units.............     65         (2,744)            --        8,814        6,135
Issuance of common stock.............    384         (1,167)            --           --         (783)
Tax benefit related to employee
  compensation plans.................     --          4,432             --           --        4,432
Dividend, net of compensation
  expense(1).........................     --             --         (2,781)          --       (2,781)
Net (loss)...........................     --             --         (1,765)          --       (1,765)
                                       ------       -------       --------     --------     --------
BALANCE AT DECEMBER 31, 2004.........  $7,275       $88,458       $ 17,508     $ (5,395)    $107,846
Grants of restricted stock units and
  restricted stock...................    388          5,965             --       (5,911)         442
Issuance of common stock.............    517         (6,414)            --           --       (5,897)
Tax benefit related to employee
  compensation plans.................     --            878             --           --          878
Dividends, net of compensation
  expense(1).........................     --             --        (11,811)          --      (11,811)
Net (loss)...........................     --             --        (15,865)          --      (15,865)
                                       ------       -------       --------     --------     --------
BALANCE AT DECEMBER 31, 2005.........  $8,180       $88,887       $(10,168)    $(11,306)    $ 75,593
                                       ======       =======       ========     ========     ========

---------------

(1) compensation expense incurred relating to dividend of $313 in 2005 and $18 in 2004

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

     BKF Capital Group, Inc. (the "Company") operates through a wholly-owned subsidiary, BKF Management Co., Inc. and its subsidiaries, all of which are referred to as "BKF." The Company trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol ("BKF").

     The Consolidated Financial Statements of BKF include its wholly-owned subsidiaries LEVCO Europe Holdings, Ltd. ("LEVCO Holdings") and its wholly-owned subsidiary, LEVCO Europe, LLP ("LEVCO Europe"), BKF Asset Management, Inc., ("BAM"), BAM's two wholly-owned subsidiaries, BKF GP Inc. ("BKF GP") and LEVCO Securities, Inc. ("LEVCO Securities") and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. Five investment partnerships were consolidated at December 31, 2005, one was consolidated at December 31, 2004, and two were consolidated at December 31, 2003. In addition, the operations of five investment partnerships were included in the statements of operation and cash flows for the applicable periods during the year ending December 31, 2005. The operations of two investment partnerships were included in the statements of operation and cash flows for the applicable periods during the year ended December 31, 2004. The operations of three investment partnerships were included in the statements of operations and cash flows for the applicable periods during the year ended December 31, 2003. All intercompany transactions have been eliminated in consolidation.

     BAM is an investment advisor registered under the Investment Advisers Act of 1940, as amended, which provides investment advisory services to its clients which include U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. BAM also participates in broker consulting programs (Wrap Accounts) with several nationally recognized financial institutions. LEVCO Securities is registered with the SEC as a broker- dealer and is a member of the National Association of Securities Dealers, Inc. BKF GP acts as the managing general partner of several affiliated investment partnerships and is registered with the Commodities Futures Trading Commission as a commodity pool operator.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During 2005, the company experienced a significant decline in the amount of assets under management and as a result the Company expects a significant decline in revenues for 2006. Historically, the Company has funded its cash and liquidity needs through cash generated from operations, however, in light of the above, the Company expects cash generated from 2006 operations will not be sufficient to fund operations and that the Company will use its existing working capital to fund operations. As a result the Company is in the process of reviewing all aspects of its operations, while exploring opportunities to build up assets under management through hiring of investment teams, acquisitions or other forms of business combination.

CONSOLIDATION ACCOUNTING POLICIES

     Operating Companies. Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities -- an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements," to variable interest entities ("VIE") , ("FIN 46"), which was issued in January 2003 and revised in December 2003 ("FIN 46R"), defines the criteria necessary to be considered an operating company (i.e., voting interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries, ("SFAS 94") should be applied. As required by SFAS 94, the Company consolidates operating companies in which BKF has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46R defines operating companies as

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES businesses that have a sufficient legal equity to absorb the entities' expected losses and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which the Company is able to exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of an operating entity. The Company has determined that it does not have any VIE. Entities consolidated are based on equity ownership of the entity by the Company and its affiliates.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS

     BKF GP serves as the managing general partner for several affiliated investment partnerships ("AIP"), which primarily engage in the trading of publicly traded equity securities, and in the case of one partnership, distressed corporate debt. The assets and liabilities and results of operations of the AIP are not included in the Company's consolidated statements of financial condition with the exception of BKF GP's equity ownership and certain AIP whereby BKF GP is deemed to have a controlling interest in the partnership (see Note 4). The limited partners of the AIP have the right to redeem their partnership interests at least quarterly.

     Additionally, the unaffiliated limited partners of the AIP may terminate BKF GP as the general partner of the AIP at any time. BKF GP does not maintain control over the unconsolidated AIP, has not guaranteed any of the AIP obligations, nor does it have any contractual commitments associated with them. Investments in the unconsolidated AIP held through BKF GP, are recorded based upon the equity method of accounting.

     BKF GP's investment amount in the unconsolidated AIP equals the sum total of its capital accounts, including incentive allocations, in the AIP. Each AIP values its underlying investments in accordance with policies as described in its audited financial statements and underlying offering memoranda. It is the Company's general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. BKF GP has general partner liability with respect to its interest in each of the AIP and has no investments in the AIP other than its interest in these partnerships. See Note 8 -- Related Party Transactions.

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

     During 2005, the Company reviewed certain long-lived assets (investment advisory contracts) and determined that such asset was impaired. These investment advisory contracts relate to the cost in excess of the net assets acquired by BKF in June 1996 which were reflected as goodwill, investment advisory contracts,

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES and employment contracts in the Consolidated Statements of Financial Condition. In 2005 the Company had been terminated as the investment advisor for a significant number of accounts to which the investment advisory contracts relate. The Company performed a valuation of the intangible assets (under SFAS No. 144) and determined that the estimated discounted cash flows for the remaining investment advisory accounts acquired by the Company in 1996 was less than the carrying value of the related assets as determined using the Income approach. As a result, the Company recorded a charge of approximately $2.4 million representing the difference between the fair value as determined by Income approach and the carrying value of the group of assets. Such amount is reflected in amortization expense in the 2005 Consolidated Statement of Operations.

FIXED ASSETS

     Furniture, fixtures, office and computer equipment and leasehold improvements are carried at cost, net of accumulated depreciation and amortization in "Fixed Assets" in the consolidated statement of financial condition. Depreciation of furniture, fixtures, office and computer equipment is provided over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the economic life or the term of the lease. Internal use software that qualifies for capitalization under AICPA Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," is capitalized and subsequently amortized over the estimated useful life of the software, generally three years.

     Effective January 1, 2004, for new additions only the firm changed to the straight-line method of depreciation for furniture, fixtures, and office/computer equipment.

     The firm's depreciation and amortization is computed using the methods set forth below:

                                                     LEASEHOLD IMPROVEMENTS
                                            -----------------------------------------
                       FURNITURE, FIXTURES  TERM OF LEASE GREATER  TERM OF LEASE LESS  CERTAIN INTERNAL USE
                          AND EQUIPMENT       THAN USEFUL LIFE      THAN USEFUL LIFE      SOFTWARE COSTS
                       -------------------  ---------------------  ------------------  --------------------
Placed in service
  prior to January 1,
  2004...............  Accelerated cost     Straight-line over     Straight-line over  Accelerated cost
                       recovery over the    the useful life of     the term of the     recovery over the
                       useful life of the   the asset              lease               useful life of the
                       asset.                                                          asset.
Placed in service
  on or after January
  1, 2004............  Straight-line over   Straight-line over     Straight-line over  Straight-line over
                       the useful life of   the useful life of     the term of the     the useful life of
                       the asset            the asset              lease               the asset

     For the year ended December 31, 2004, the effect of the change from the accelerated cost recovery method of depreciation used prior to January 1, 2004 to the straight-line method of depreciation, effective for additions placed in service on or after January 1, 2004, was an increase in the expense of approximately $98,000 and $.01 per share.

INTANGIBLE ASSETS

     The cost in excess of net assets of BKF acquired by the Company in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. Other intangible assets with finite lives are amortized over their useful lives. See Note 6 -- Intangible Assets.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

     The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except share and per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2005         2004         2003
                                                           ----------   ----------   ----------
Net (loss)...............................................  $  (15,865)  $   (1,765)  $   (8,380)
Basic weighted-average shares outstanding................   7,631,580    6,949,031    6,673,371
                                                           ----------   ----------   ----------
Diluted weighted-average shares outstanding..............   7,631,580    6,949,031    6,673,371
                                                           ==========   ==========   ==========
Basic and diluted (loss) per share:
Net (loss)...............................................  $    (2.08)  $    (0.25)  $    (1.26)
                                                           ==========   ==========   ==========

     In calculating diluted (loss) per share for the years ended December 31, 2005, 2004 and 2003, 456,807, 1,280,861, and 1,937,636 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

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

BUSINESS SEGMENTS

     The Company operates in one business segment, the investment advisory and asset management business.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") established financial accounting and reporting standards for equity-based and non-employee compensation. SFAS 123 permits companies to account for equity-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," or using the fair-value method under SFAS 123. The company has adopted APB 25 and its related interpretations to account for equity-based employee compensation. Accordingly, no compensation expense was recognized for stock option awards because the exercise price equaled or exceeded the market value of the Company's common stock on the grant date. Compensation expense for restricted stock units ("RSU") or restricted stock with future service requirements is recognized over the relevant service periods. In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

Stock-Based Compensation" and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Securities and Exchange Commission ("SEC") Interpretive Release 33-8568, "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment," this statement is effective as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning after June 15, 2005. In accordance with the SFAS 123R, as amended, the Company will adopt SFAS No. 123R effective January 1, 2006.

     On December 30, 2005 250,000 stock options were granted. The December 30, 2005 grant vests equally on five dates, December 30, 2005 and each December 30 for the next five years. As a result, the options were 20% vested as of December 30, 2005. Under 123R, the Company has two application methods from which to choose; the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective approach, the Company would be required to recognize compensation cost for the share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of, the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company will adopt the modified-prospective transition approach, which will reduce the Company's net income by the grant-date fair value of all unvested stock options in the year of adoption. In addition, upon the adoption of SFAS No. 123R, diluted shares outstanding will be reduced for all shares reserved for unvested stock options expensed under SFAS No. 123R.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The following table illustrates the effect on net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

                                                                2005      2004      2003
                                                              --------   -------   -------
Net (loss), as reported.....................................  $(15,865)  $(1,765)  $(8,380)
Add: Stock-based employee compensation expense included in
  reported net loss net of related tax effects..............     4,841     4,873     4,611
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for all
  awards net of related tax effects.........................    (5,336)   (4,873)   (4,674)
                                                              --------   -------   -------
Pro forma net (loss)........................................  $(16,360)  $(1,765)  $(8,443)
                                                              ========   =======   =======
(Loss) per share:
  Basic and diluted -- as reported..........................  $  (2.08)  $ (0.25)  $ (1.26)
                                                              ========   =======   =======
  Basic and diluted -- pro forma............................  $  (2.14)  $ (0.25)  $ (1.27)
                                                              ========   =======   =======

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005:

                                                                2005
                                                              --------
Expected dividend yield.....................................      0.00%
Expected volatility.........................................     38.20%
Risk-free interest..........................................      4.51%
Expected term...............................................  10 years
Fair value..................................................    $10.86

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

PARTNER CONTRIBUTIONS AND WITHDRAWALS

     Typically, contributions are accepted monthly and withdrawals are made quarterly upon the required notification period having been met. The notification period for contributions and withdrawals ranges from thirty to sixty days.

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

     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed "restatements." SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a significant impact on the Company's consolidated financial statements.

     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 04-05, "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-05"). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The Company believes that the adoption of this standard will not have a material effect on its consolidated financial statements.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

3.  INVESTMENT ADVISORY FEES RECEIVABLE

     Included in investment advisory fees receivable are approximately $203,000 and $768,000 of accrued incentive fees as of December 31, 2005 and 2004, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

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

     In December 2003, FIN 46R was issued which defines the criteria necessary to be considered an operating company (i.e., voting interest entity) for which the consolidation accounting guidance of SFAS 94 should be applied. As required by SFAS 94, the Company consolidates AIP in which the Company has a controlling financial interest. The consolidation of these partnerships does not impact the Company's equity or net income. BKF GP has general partner liability with respect to its interest in each of the CAP.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The following tables present the consolidation of the CAP with BKF as of December 31, 2005 and December 31, 2004. The consolidating statements of financial condition have been included to assist investors in understanding the components of financial condition and operations of BKF and the CAP. A significant portion of the results of operations have been separately identified in the consolidated statements of operations (dollar amounts in thousands):

                                                                  DECEMBER 31, 2005
                                                   ------------------------------------------------
                                                     BKF        CAP     ELIMINATIONS   CONSOLIDATED
                                                   --------   -------   ------------   ------------
ASSETS
Cash and cash equivalents........................  $ 14,432   $           $     --       $ 14,432
U.S. Treasury bills..............................    42,384        --           --         42,384
Investment advisory and incentive fees
  receivable.....................................    21,805        --           --         21,805
Investments in securities, at value (cost
  $6,839)........................................     7,685        --           --          7,685
Investments in affiliated partnerships...........    18,199        --      (10,503)         7,696
Prepaid expenses and other assets................     2,338        35           --          2,373
Fixed assets (net of accumulated depreciation of
  $8,000)........................................     4,783        --           --          4,783
Deferred tax asset...............................        --        --           --             --
Goodwill (net of accumulated amortization of
  $8,566)........................................    14,796        --           --         14,796
Investment advisory contracts (net of accumulated
  amortization of $68,981).......................     1,107        --           --          1,107
Consolidated affiliated partnerships:
  Due from broker................................        --    16,783           --         16,783
  Investments in securities, at value (cost
     $13,841)....................................        --    14,578           --         14,578
                                                   --------   -------     --------       --------
     Total assets................................  $127,529   $31,396     $(10,503)      $148,422
                                                   ========   =======     ========       ========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accrued expenses.................................  $  5,496   $   142     $     --       $  5,638
Accrued bonuses..................................    43,020        --           --         43,020
Accrued lease amendment expense..................     3,420        --           --          3,420
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of
     $6,878).....................................        --     7,084           --          7,084
  Partner contributions received in advance......        --       506           --            506
                                                   --------   -------     --------       --------
     Total liabilities...........................    51,936     7,732           --         59,668
                                                   --------   -------     --------       --------
Minority interest in CAP.........................        --        --       13,161         13,161

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                                                  DECEMBER 31, 2005
                                                   ------------------------------------------------
                                                     BKF        CAP     ELIMINATIONS   CONSOLIDATED
                                                   --------   -------   ------------   ------------
                                                   --------   -------     --------       --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized --
  15,000,000 shares, issued and
  outstanding -- shares 8,180,057................  $  8,180   $    --     $     --       $  8,180
Additional paid-in capital.......................    88,887        --           --         88,887
Retained earnings................................   (10,168)       --           --        (10,168)
Unearned compensation -- restricted stock and
  restricted stock units.........................   (11,306)       --           --        (11,306)
Capital from consolidated affiliated
  partnerships...................................        --    23,664      (23,664)            --
                                                   --------   -------     --------       --------
     Total stockholders' equity..................    75,593    23,664      (23,664)        75,593
                                                   --------   -------     --------       --------
Total liabilities, minority interest and
  stockholders' equity...........................  $127,529   $31,396     $(10,503)      $148,422
                                                   ========   =======     ========       ========

                                                                   DECEMBER 31, 2004
                                                    -----------------------------------------------
                                                      BKF       CAP     ELIMINATIONS   CONSOLIDATED
                                                    --------   ------   ------------   ------------
ASSETS
Cash and cash equivalents.........................  $  3,582   $   --     $    --        $  3,582
U.S. Treasury bills...............................    40,466       --          --          40,466
Investment advisory and incentive fees
  receivable......................................    40,009       --          --          40,009
Investments in securities, at value (cost
  $5,426).........................................     5,788       --          --           5,788
Investments in affiliated partnerships............    21,052       --      (3,690)         17,362
Prepaid expenses and other assets.................     7,044        4          --           7,048
Fixed assets (net of accumulated depreciation of
  $6,756).........................................     6,812       --          --           6,812
Deferred tax asset................................     8,391       --          --           8,391
Goodwill (net of accumulated amortization of
  $8,566).........................................    14,796       --          --          14,796
Investment advisory contracts (net of accumulated
  amortization of $59,576)........................    10,513       --          --          10,513
Consolidated affiliated partnerships:
  Due from broker.................................        --      952          --             952
  Investments in securities, at value (cost
     $5,877)......................................        --    6,517          --           6,517
                                                    --------   ------     -------        --------
     Total assets.................................  $158,453   $7,473     $(3,690)       $162,236
                                                    ========   ======     =======        ========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accrued expenses..................................  $  4,078   $    6     $    --        $  4,084
Accrued bonuses...................................    42,686       --          --          42,686
Accrued lease amendment expense...................     3,843       --          --           3,843
Consolidated affiliated partnerships:
  Securities sold short, at value (proceeds of
     $1,065)......................................        --    1,299          --           1,299
                                                    --------   ------     -------        --------
     Total liabilities............................    50,607    1,305          --          51,912
                                                    --------   ------     -------        --------
Minority interest in CAP..........................        --       --       2,478           2,478

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                                                   DECEMBER 31, 2004
                                                    -----------------------------------------------
                                                      BKF       CAP     ELIMINATIONS   CONSOLIDATED
                                                    --------   ------   ------------   ------------
                                                    --------   ------     -------        --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized --
  15,000,000 shares, issued and
  outstanding -- 7,274,779........................  $  7,275   $   --     $    --        $  7,275
Additional paid-in capital........................    88,458       --          --          88,458
Retained earnings.................................    17,508       --          --          17,508
Unearned compensation -- restricted stock and
  restricted stock units..........................    (5,395)      --          --          (5,395)
Capital from consolidated affiliated
  partnerships....................................        --    6,168      (6,168)             --
                                                    --------   ------     -------        --------
     Total stockholders' equity...................   107,846    6,168      (6,168)        107,846
                                                    --------   ------     -------        --------
Total liabilities, minority interest and
  stockholders' equity............................  $158,453   $7,473     $(3,690)       $162,236
                                                    ========   ======     =======        ========

5.  FIXED ASSETS

     Fixed assets consist of the following (dollar amounts in thousands):

                                                         ESTIMATED         DECEMBER 31,
                                                           USEFUL        -----------------
                                                      LIFE -- IN YEARS    2005      2004
                                                      ----------------   -------   -------
Furniture and fixtures..............................       5-7           $ 2,140   $ 2,333
Computer hardware, software and other...............       3-5             6,189     6,595
Leasehold improvements..............................  Life of lease        4,454     4,640
                                                                         -------   -------
                                                                          12,783    13,568
Less accumulated depreciation and amortization......                       8,000     6,756
                                                                         -------   -------
Fixed assets, net...................................                     $ 4,783   $ 6,812
                                                                         =======   =======

     Depreciation and amortization expense was approximately $2.1 million, $2.2 million, and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

6.  INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The future expected amortization expense of intangible assets (investment contracts), which will be fully amortized as of June 2006, is $1.1 million.

7.  SIGNIFICANT CUSTOMERS

     The Company recorded revenue from one of its broker consults programs of approximately $6.6 million, $7.5 million, and $8.2 million, or 5%, 6%, and 8% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company recorded revenue from two affiliated investment vehicles, one utilizing the event driven strategy of $34.7 million, $39.4 million, and $31.5 million, or 28%, 32%, and 31% and one operating under a long-short strategy of $14.8 million, $12.1 million, and $5.2 million or 12%, 10%, and 5% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

8.  RELATED PARTY TRANSACTIONS

INVESTMENT ADVISORY FEES FROM RELATED PARTIES

     The Company earned investment advisory fees from accounts for which members of the Company's Board of Directors during 2005 have controlling discretion. The amounts earned from these accounts were $2.2 million, $2.2 million, and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004 approximately $560,000 and $557,000, respectively, were included in investment advisory and incentive fee receivable relating to these accounts.

INVESTMENTS IN AFFILIATED INVESTMENT PARTNERSHIPS AND RELATED REVENUE

Summary financial information, including the Company's carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2005       2004
                                                              --------   ---------
Total AIP assets............................................  $253,264   $ 837,800
Total AIP liabilities.......................................   (95,482)   (223,674)
Total AIP capital balance...................................   157,782     614,126
AIP net earnings............................................    23,308      19,831
Company's carrying value (including incentive
  allocations)..............................................     7,532      17,362
Company's income on invested capital (excluding accrued
  incentive allocations)....................................       316         624

     Included in the carrying value of investments in AIP at December 31, 2005 and 2004 are incentive allocations approximating $5.2 million and $6.5 million, respectively.

     Included in the Company's incentive fees and general partner incentive allocations are approximately $4.1 million and $5.2 million payable directly to employee owned and controlled entities ("Employee Entities") for the years ended December 31, 2005 and 2004, respectively. These amounts are included in the Company's carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $4.1 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively. These amounts are included in the Consolidated Statement of Operations.

     The Company earned investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $74.6 million, $75.3 million, and $56.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Included in investment advisory and incentive fees receivable at December 31, 2005 and 2004 are $1.9 million and $4.0 million, respectively, of advisory fees from AIP and sponsored investment offshore vehicles. Also included in investment advisory and incentive fees receivable are $11.2 million and $26.7 million of incentive fees from sponsored offshore investment vehicles at December 31, 2005 and 2004, respectively.

COMMISSION REVENUES

     Commission revenues earned on securities transactions reflected on the Consolidated Statements of Operations have been generated by transactions introduced to a clearing broker by LEVCO Securities, which acts as a broker for certain investment advisory accounts of the Company. Commission revenues have been presented net of the related clearing expenses.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

     The Board of Directors of BKF elected on July 5, 2005 to redeem all of the outstanding Common Share Purchase Rights (the "Rights") issued under the Rights Agreement, dated as of June 8, 2001, by and between the Company and Mellon Investor Services LLC, as Rights Agent, effective immediately, pursuant to
Section 23 of the Rights Agreement. The redemption price of $.01 per Right (the "Redemption Price") was paid on July 29, 2005 to holders of record of the redeemed Rights on July 15, 2005. From and after the effectiveness of the redemption of the Rights, the holders of the redeemed Rights are entitled to no rights as such except to receive payment of the Redemption Price.

10.  COMMITMENT AND CONTRACTUAL OBLIGATIONS

COMMITMENT

     The Company has office space obligations that require monthly payments plus escalations through September 2011. At December 31, 2005, the minimum annual rental commitments under the operating lease are as follows (dollar amounts in thousands):

2006..............................................   $ 1,931
2007..............................................     1,931
2008..............................................     2,532
2009..............................................     2,535
2010..............................................     2,531
2011..............................................     1,899
                                                     -------
Total minimum payments required...................   $13,359
                                                     =======

     Rent expense net of subrental income was $3.8 million, $3.2 million, and $4.1 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Subrental income was $91,000, $92,000 (of which $21,000 was received from an entity controlled by an independent Director of the Company), and $162,000 (of which $136,000 was received from an entity controlled by an independent Director of the Company) for the years ended December 31, 2005, 2004, and 2003 respectively.

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

     See Note 16, Subsequent Events for additional lease commitments.

CONTRACTUAL OBLIGATIONS

     In the ordinary course of business, the Company enters into contracts with third parties pursuant to which BKF or the third party provides services to the other. In many of the contracts, the Company agrees to

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES indemnify the third party under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.

11.  NET CAPITAL REQUIREMENT

     LEVCO Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 ("Rule"), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2005 and 2004, LEVCO Securities was in compliance with this Rule.

12.  EMPLOYEE BENEFIT PLANS

     BKF has adopted a Section 401(k) plan. All employees with three months or more of service are eligible to participate in the plan. Eligible participants may contribute up to 15% of their earnings, subject to statutory limitations. BKF may match contributions by employees who have a minimum of six months service, up to 100%, subject to statutory limitations. Included in employee compensation and benefits was $600,000, $563,000, and $471,000 of the employee match contributions for the years ended December 31, 2005, 2004 and 2003, respectively.

13.  STOCK-BASED COMPENSATION PLANS

     In December 1998, the shareholders of BKF approved an Incentive Compensation Plan ("Compensation Plan"), which was amended in May 2001 that allows the Company to pay officers and employees part of their compensation in RSU, restricted stock and other forms of equity-based compensation, including stock options. At December 31, 2005, the awards authorized and available for future grants under the Compensation Plan were 2,600,000 and 467,989, respectively. All awards are issued at the discretion of BKF's Compensation Committee.

A. RESTRICTED STOCK UNITS

     RSU activity for the years ended December 31, 2003, 2004 and 2005 is summarized below:

                                                                  RSU
                                                               ---------
Outstanding balance at:
     December 31, 2002......................................   1,346,547
       Granted..............................................     527,190
       Granted -- option tender.............................     111,105
       Delivered............................................    (262,652)
       Forfeited............................................      (2,833)
                                                               ---------
     December 31, 2003......................................   1,719,357
       Delivered............................................    (367,398)
       Forfeited............................................     (94,494)
                                                               ---------
     December 31, 2004......................................   1,257,465
       Delivered............................................    (905,291)
       Forfeited............................................    (168,763)
                                                               ---------
     December, 31, 2005.....................................     183,411
                                                               =========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     On December 11, 2002, the Company commenced a tender offer to exchange 333,308 outstanding options for RSU, on a three for one exchange basis. As of January 10, 2003, the tender offer was complete, with a total of 111,105 RSU (of which 333 were forfeited in 2003) being granted in exchange for the options tendered. The RSU vested in two annual installments with fifty percent (50%) vesting on December 31, 2003 and fifty percent (50%) vesting on December 31, 2004. The Company recognized $2.0 million of compensation expense related to the RSU over the two-year vesting period.

     Employee compensation expense related to the RSU for the years ended December 31, 2005, 2004 and 2003 was approximately $1.5 million, $8.3 million, and $8.1 million , respectively. See Note 14 -- Non-Cash Transactions.

     The expected future compensation expense related to RSU will be $52,000.

B. RESTRICTED STOCK

     Restricted stock activity for the year ended December 31, 2005 is as follows:

                                                               RESTRICTED
                                                                 STOCK
                                                               ----------
Outstanding balance at:
     December 31, 2003......................................          --
       Granted -- Employees.................................      56,105
       Granted -- Directors.................................       9,600
       Forfeited............................................        (437)
                                                                --------
     December 31, 2004......................................      65,268
       Granted -- Employees.................................     457,777
       Granted -- Directors.................................      10,800
       Granted -- Other.....................................       4,491
       Forfeited............................................     (53,185)
       Restriction Lapse....................................    (106,984)
                                                                --------
     December 31, 2005......................................     378,167
                                                                ========

     The restriction on the remaining shares (which are subject to forfeiture) is expected to be lifted as follows:

2006..............................................    81,745
2007..............................................   111,422
2008..............................................    50,000
2009..............................................   135,000
                                                     -------
Total.............................................   378,167
                                                     =======

     Employee compensation expense related to restricted stock for the years ended December 31, 2005 and December 31, 2004 was approximately $3.3 million and $380,000.

     In connection with the restricted stock granted to the directors, the Company recorded directors' fees expense of approximately $367,000 and $274,000 for the year ended December 31, 2005 and December 31, 2004.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The expected future compensation expense related to restricted stock is as follows (dollar amounts in thousands):

2006..............................................   $ 3,668
2007..............................................     3,436
2008..............................................     2,438
2009..............................................     1,711
                                                     -------
Total.............................................   $11,253
                                                     =======

C. NON-QUALIFIED STOCK OPTIONS

     Stock option activity for the years ended December 31, 2003, 2004 and 2005 is summarized below:

                                                     SHARES
                                                     UNDER       WEIGHTED-AVG.
                                                     OPTION      EXERCISE PRICE
                                                  ------------   --------------
Outstanding balance at:
     December 31, 2002..........................     589,996         $21.95
       Exercised................................     (38,409)         13.03
       Forfeited -- tender offer................    (333,308)         28.27
                                                    --------         ------
     December 31, 2003..........................     218,279         $13.88
       Exercised................................    (194,883)         13.74
                                                    --------         ------
     December 31, 2004..........................      23,396         $15.01
       Granted..................................     250,000          18.95
                                                    --------         ------
     December 31, 2005..........................     273,396         $18.61
                                                    ========         ======

     Stock options outstanding and exercisable at December 31, 2005 are as follows:

                              WEIGHTED-AVG.
SHARES                          REMAINING
UNDER      WEIGHTED-AVG.       CONTRACTUAL
OPTION     EXERCISE PRICE         LIFE
------     --------------     -------------
 7,134         $13.03              4.06
16,262          15.88              4.50
50,000          18.95             10.00
------         ------             -----
73,396         $17.69              8.20
======         ======             =====

14.  NON-CASH TRANSACTIONS

     In 2003, the Company withheld 109,435 shares of common stock for required withholding taxes in connection with the delivery of 262,652 RSU.

     During 2003, the Company granted 11,625 RSU to non-employee directors of the Company with a value of $210,000 to reduce cash payments to Board members for Board of Directors and Committee meetings. In addition, 626,670 RSU (of which 38,160 were forfeited as of December 31, 2004) were granted to employees.

     In 2004, the Company withheld 140,626 shares of common stock for required withholding taxes in connection with the delivery of 367,398 RSU.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     During 2004, the Company granted 9,600 shares of restricted stock to non-employee directors of the Company with a value of $274,000 to reduce cash payments to Board members for Board of Directors meetings. In addition, 56,105 shares of restricted stock (of which 437 were forfeited as of December 31, 2004) were granted to several employees and certain executive officers of the Company, who are subject to performance based criteria with regard to their 2003 compensation.

     In 2005, the Company withheld 388,040 shares of common stock for required withholding taxes in connection with the delivery of 905,291 RSU,

     During 2005, the Company granted 10,800 shares of restricted stock to non-employee directors of the Company with a value of $420,760 to reduce cash payments for Board of Directors. Of the restricted stock, 1,800 shares with a value of $71,946 were forfeited during the year.

15.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following (dollar amounts in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2005     2004     2003
                                                              ------   ------   -------
Current:
  Federal...................................................  $8,576   $1,433   $ 1,680
  State and local...........................................      --      328       217
                                                              ------   ------   -------
Total current...............................................   8,576    1,761     1,897
                                                              ------   ------   -------
Deferred:
  Federal...................................................      --    1,276    (2,207)
  State and local...........................................      --    1,041      (766)
                                                              ------   ------   -------
Total deferred..............................................      --    2,317    (2,973)
                                                              ------   ------   -------
Total provision (benefit)...................................  $8,576   $4,078   $(1,076)
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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
Deferred tax assets:
  Compensation..............................................  $ 4,359   $ 8,352
  Depreciation..............................................      420       353
  Lease reserve.............................................    1,542     1,732
  Revenue...................................................       --        83
  Net operating loss carryforward...........................    2,227        --
                                                              -------   -------
Gross deferred tax asset....................................    8,548    10,520
                                                              -------   -------
Deferred tax liabilities:
  Deferred state income taxes...............................   (1,631)   (2,035)
  Deferred revenues.........................................       (8)       --
  Unrealized gains on investments...........................      (94)      (94)
                                                              -------   -------
Gross deferred tax liabilities..............................   (1,733)   (2,129)
Net deferred tax asset......................................    6,815     8,391
Valuation reserve...........................................   (6,815)       --
                                                              -------   -------
Net deferred tax asset......................................  $    --   $ 8,391
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

     The Company has recorded a valuation allowance of approximately $4.5 million against its net deferred tax asset as of December 31, 2005. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future. The tax receivable on $746,000 as of December 31, 2005, represents cash refunds due with respect to federal carry back claims for 2002 and 2003 taxes paid.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

A reconciliation of income tax expense (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2005      2004     2003
                                                              -------   ------   -------
Expected income tax expense (benefit).......................  $(2,551)  $  810   $(3,310)
Increase in income tax resulting from:
  State and local taxes, net................................      380      890        --
  Non-deductible amortization...............................    4,536    2,453     2,453
  Officer's life insurance..................................       77      105       129
  Other.....................................................       30       21         9
  Valuation Reserve.........................................    6,815       --        --
Decrease in income tax resulting from:
  State and local taxes, net................................       --       --      (357)
  Dividend on employee equity awards........................     (711)    (201)       --
                                                              -------   ------   -------
Income tax expense (benefit)................................  $ 8,576   $4,078   $(1,076)
                                                              =======   ======   =======

     An income tax benefit of approximately $878,000 and $4.4 million relating to the Compensation Plan was allocated to additional paid-in capital in 2005 and 2004, respectively.

16.  SUBSEQUENT EVENTS

     In late 2005, the Company decided to sublease approximately 16,000 square feet of space at its headquarter space in New York City. It is expected that the sublease and abandonment of the space will occur in 2006. At that point, a lease reserve will be established and all unamortized leasehold improvements will be written off. This will result in a charge to earnings of approximately $5 million.

     BKF Capital has agreed to reimburse Steel Partners II, L.P. for its reasonable expenses incurred in connection with last year's proxy contest if certain conditions are met. Warren G. Lichtenstein, a director of BKF Capital, is the managing member of the general partner of Steel Partners II L.P., and the partnership owns 727,200 shares of BKF Capital. The expense reimbursement will only be made if (i) the EBITDA of BKF Capital is positive for each of four consecutive quarters commencing after March 31, 2006 and (ii) the cumulative EBITDA of BKF Capital during such four-quarter period is equal to or greater than $1.2 million. EBITDA means net income before deducting interest, income taxes, depreciation and amortization; provided that there shall be excluded from the calculation of EBITDA any income or loss generated from consolidated affiliated partnerships or any extraordinary on non-recurring item that has the effect of increasing EBITDA. If these conditions are met, the expense reimbursement will be made within 15 days after BKF's financial statements for the applicable quarterly periods are completed. The proxy contest expenses of Steel Partners II, L.P. are approximately $566,000.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the selected quarterly financial data (dollar amounts in thousands, except per share data):

2005                                   Q1           Q2           Q3           Q4         TOTAL
----                               ----------   ----------   ----------   ----------   ----------
Revenues.........................  $   32,885   $   29,726   $   38,872   $   21,725   $  123,208
Operating income (loss)..........  $    1,104   $   (2,034)  $      835   $   (5,927)  $   (6,022)
Net (loss).......................  $     (151)  $   (2,177)  $   (6,421)  $   (7,116)  $  (15,865)
(Loss) per share:
  Basic and diluted..............  $    (0.02)  $    (0.29)  $    (0.84)  $    (0.90)  $    (2.08)
Weighted average shares
  outstanding basic and
  diluted........................   7,444,477    7,529,850    7,603,292    7,943,712    7,631,580
                                   ==========   ==========   ==========   ==========   ==========
Common stock price per share:
  High...........................  $    42.89   $    40.50   $    37.98   $    30.99
  Low............................  $    34.85   $    30.97   $    30.00   $    16.40
  Close..........................  $    40.01   $    37.91   $    30.93   $    18.95

2004                                   Q1           Q2           Q3           Q4         TOTAL
----                               ----------   ----------   ----------   ----------   ----------
Revenues.........................  $   29,847   $   24,619   $   27,844   $   41,177   $  123,487
Operating income (loss)..........  $     (214)  $   (1,456)  $      415   $    4,317   $    3,062
Net income (loss)................  $   (1,058)  $   (1,699)  $     (737)  $    1,729   $   (1,765)
Earnings (loss) per share:
  Basic..........................  $    (0.15)  $    (0.25)  $    (0.11)  $     0.24   $    (0.25)
  Diluted........................  $    (0.15)  $    (0.25)  $    (0.11)  $     0.23   $    (0.25)
Weighted average shares
  outstanding basic..............   6,854,289    6,908,415    6,922,763    7,109,185    6,949,031
                                   ==========   ==========   ==========   ==========   ==========
Weighted average shares
  outstanding diluted............   6,854,289    6,908,415    6,922,763    7,459,346    6,949,031
                                   ==========   ==========   ==========   ==========   ==========
Common stock price per share:
  High...........................  $    27.00   $    29.90   $    29.40   $    38.00
  Low............................  $    24.72   $    26.40   $    26.01   $    29.80
  Close..........................  $    25.80   $    29.05   $    29.30   $    37.90