Form 10-K/A
period 2005-12-31
BKF CAPITAL GROUP INC
filed 2006-03-23
CIK 9235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                             ---------------------

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
          (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
          incorporation or organization)

                             ONE ROCKEFELLER PLAZA
                            NEW YORK, NEW YORK 10020
                    (Address of principal executive offices)

                        TELEPHONE NUMBER: (212) 332-8400
              (Registrant's telephone number, including area code)
                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
      Common Stock, par value $1.00 per share                     New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                             ---------------------
    Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes  [ ]    No  [X]

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Form 10-K/A ("Form 10-K/A") of BKF Capital Group, Inc. (the "Company") constitutes Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which was initially filed with the Securities and Exchange Commission on March 16, 2006 (the "Original Filing"). The only purposes of this filing are (i) to refile the Reports of Independent Registered Public Accounting Firm by Eisner LLP, which were included in the Original Filing, to the Partners of Levco Debt Opportunity Partners, L.P. and LR Capital Partners, L.P., two consolidated affiliated partnerships of the Company, respectively and
(ii) to correct page references with respect to the financial statements.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K/A:

     (1) Financial Statements

     Item 15(a)(1), which includes a description of the financial statements filed as part of the Annual Report on Form 10-K under Item 8, is amended to reflect the following corrected page numbers:


Report of Independent Registered Public Accounting
  Firm -- Grant Thornton LLP................................    F-2
Report of Independent Registered Public Accounting
  Firm -- Ernst & Young LLP.................................    F-3
Report of Independent Registered Public Accounting
  Firm -- Eisner LLP........................................    F-4
Consolidated Statements of Financial Condition at December
  31, 2005 and 2004.........................................   F-12
Consolidated Statements of Operations for the years ended
  December 31, 2005, 2004 and 2003..........................   F-13
Consolidated Statements of Cash Flows for the years ended
  December 31, 2005, 2004 and 2003..........................   F-14
Consolidated Statements of Changes in Stockholders' Equity
  for the years December 31, 2005, 2004 and 2003............   F-15
Notes to Consolidated Financial Statements..................   F-16

     The Reports of Independent Registered Public Accounting Firm by Eisner LLP included in the Original Filing to the Partners of Levco Debt Opportunity Partners, L.P. and LR Capital Partners, L.P., respectively, are hereby replaced by the reports below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Levco Debt Opportunity Partners, L.P.

We have audited the accompanying statement of assets, liabilities and partnership capital of Levco Debt Opportunity Partners, L.P. (the "Partnership") (in liquidation) as of December 31, 2005. This financial statement (not shown separately herein) is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement (not show separately herein) enumerated above presents fairly, in all material respects, the financial position of Levco Debt Opportunity Partners, L.P. as of December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
January 20, 2006

With respect to Note F
February 9, 2006 and February 28, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
LR Capital Partners, L.P.

     We have audited the accompanying statement of assets, liabilities and partnership capital, of LR Capital Partners, L.P. (a limited partnership) including the condensed schedule of investments as of December 31, 2005, and the related statements of operations, changes in partnership capital and financial highlights for the period from June 1, 2005 (commencement of operations) to December 31, 2005. These financial statements and financial highlights (not shown separately herein) are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

/s/ Eisner LLP

New York, New York
January 20, 2006

     (3) Exhibits

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

                                          BKF CAPITAL GROUP, INC.

                                          By:      /s/ J. CLARKE GRAY
                                            ------------------------------------
                                                       J. Clarke Gray
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: March 23, 2006

                                 EXHIBIT INDEX

  EXHIBIT                               DESCRIPTION OF EXHIBIT
  -------                               ----------------------
    31.1....   --    Section 302 Certification of Chief Executive Officer
    31.2....   --    Section 302 Certification of Chief Financial Officer
    32.1....   --    Section 906 Certification of Chief Executive Officer
    32.2....   --    Section 906 Certification of Chief Financial Officer