Form 10-K/A
period 2005-12-31
BKF CAPITAL GROUP INC
filed 2006-05-01
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
SECTION 16( a ) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
ITEM 11. EXECUTIVE COMPENSATION.
Executive Officer Compensation
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
EQUITY COMPENSATION PLAN INFORMATION
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Part IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Exhibit Index
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

The Amendment No. 2 on Form 10-K/A (the “Amendment”) supplements the Annual Report on Form 10-K for the year ended December 31, 2005, initially filed by BKF Capital Group, Inc (the “Company,” “we” or “us”) on March 16, 2006 and amended as of March 23, 2006 (together, the “Original Filing”). We are filing this Amendment to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. In addition, in connection with the filing of this Amendment, we are including with this Amendment certain currently dated certifications and therefore, we are amending Part IV solely for that purpose. Except as described above, no other amendments are being made to the Original Filing. The Amendment does not reflect events occurring after the initial filing of the Form 10-K on March 16, 2006.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth certain information about the current directors of the Company that will be nominated for election in the Company’s annual meeting of stockholders in 2006.

DIRECTORS NOMINATED FOR ELECTION

Name, Age, and Principal		Expiration of	Expiration of	Other Business
Occupation During the Last Five Years	Since	Current Term	Term if Elected	Affiliation(s)

Harvey J. Bazaar — age 65 Retired; From 2001 to 2002, Chief Operating Officer of DML Global Services (a provider of fund accounting and related services to private investment funds); From 1997 to 2000, partner and Global and Americas Leader for the Capital Markets Group of PricewaterhouseCoopers LLP.	2006	2006	2007
Ronald LaBow — age 71 President of Stonehill Investment Corp. (an investment fund) since February 1990; From January 1991 to February 2004, Chairman of the Board of WHX Corporation (a holding company that invests in and/or acquires a diverse group of businesses).	2005	2006	2007	Director of WPN Corp. (a financial consulting company).
Keith Meister — age 33 Managing Director and Senior Investment Analyst at Icahn Associates since 2002; Chief Executive Officer of American Property Investors, Inc. since 2003 (the general partner of a public limited partnership); From 2000 through 2001, co-President of J Net Ventures (a venture capital fund).	2006	2006	2007	Director of Adventrx Pharmaceuticals, Inc., XO Communications, Inc., American Casino & Entertainment Properties Finance Corp., American Entertainment Properties Corp., American Railcar Industries, Inc. and Westpoint International.
Marvin L. Olshan — age 78 Retired; Founding partner of Olshan, Grundman, Frome, Rosenzweig & Wolosky LLP (a law firm); From 1991 to 2005, director of WHX Corporation.	2006	2006	2007

Name, Age, and Principal		Expiration of	Expiration of	Other Business
Occupation During the Last Five Years	Since	Current Term	Term if Elected	Affiliation(s)

Donald H. Putnam — age 54 Managing Partner of Grail Partners LLC (a private advisory merchant bank) since 2005; From 1987 to February 2005, Chief Executive Officer, Vice Chairman and Managing Director of Putnam Lovell NBF (a firm specializing in mergers and acquisitions advisory in the investment management industry).	2005	2006	2007
Kurt N. Schacht — age 52 Executive Director of the CFA Centre for Financial Market Integrity (organization that advocates efficient, ethical and transparent capital markets) since June 2004; From April 2001 to March 2004, Chief Operating Officer and General Counsel of Wyser-Pratte Asset Management (a hedge fund); From September 1999 to March 2001, Chief Operating Officer of Evergreen Asset Management (an asset management firm); From 1990 to October 1999, Chief Legal Officer of the State of Wisconsin Investment Board (a public pension fund.)	2005	2006	2007
John C. Siciliano — age 51
Chairman of the Board of Directors of the Company, Chief Executive Officer and President of the Company and Chairman and Chief Executive Officer of BKF Asset Management, Inc. since September 2005; From March 2001 until early 2005, Director of Global Institutional Services at Dimensional Fund Advisors; From April 1998 until January 2001, Managing Principal of Payden & Rygel and President of Payden & Rygel Investment Group from December 1998 until January 2001; From 1996 to 1998, co-head of North American Corporate Finance at Dresdner Kleinwort Benson N.A. LLC.; From 1995 to 1996, Senior Vice President and Director of Western region of Dresdner Kleinwort Benson N.A. LLC.
	2005	2006	2007

The following table sets forth certain information about the current executive officers of the Company.

		Year First Elected
Name, Age, and Principal		or Became an
Occupation During the Last Five Years(1)	Office	Executive Officer

John C. Siciliano — age 51
Chairman of the Board of Directors of the Company, Chief Executive Officer and President of the Company and Chairman and Chief Executive Officer of BKF Asset Management, Inc. since September 2005; From March 2001 until early 2005, director of Global Institutional Services at Dimensional Fund Advisors; From April 1998 until January 2001, Managing Principal of Payden & Rygel and President of Payden & Rygel Investment Group from December 1998 until January 2001; From 1996 to 1998, co-head of North American Corporate Finance at Dresdner Kleinwort Benson N.A. LLC.; From 1995 to 1996, Senior Vice President and Director of Western region of Dresdner Kleinwort Benson N.A. LLC.
	Chairman, Chief Executive Officer and President	2005 (as President and Chief Executive Officer); 2006 (as Chairman)
J. Clarke Gray — age 54 Chief Financial Officer of the Company and BKF Asset Management, Inc. since January 2006; From March 2003 to January 2006, Chief Administrative Officer of ADP Clearing & Outsourcing Services, where he held various other positions since 1997.	Senior Vice President, Chief Financial Officer	2006
Norris Nissim — age 39 Senior Vice President, General Counsel and Secretary of the Company and Senior Vice President and General Counsel of BKF Management Co., Inc. and BKF Asset Management, Inc. since February 2000; Director of Legal Affairs of BKF Management Co., Inc. and BKF Asset Management, Inc. from August 1996 to February 2000.	Senior Vice President, General Counsel and Secretary	2000
Philip W. Friedman — age 49 Chief Investment Officer for BKF Asset Management, Inc. since 2005; Senior Portfolio Manager of BKF Asset Management, Inc. since 2002; Managing Director of the U.S. Active Equity Group at Morgan Stanley Asset Management (1998-2002); various positions at Morgan Stanley since 1990.	Chief Investment Officer of BKF Asset Management, Inc.	2005

		Year First Elected
Name, Age, and Principal		or Became an
Occupation During the Last Five Years(1)	Office	Executive Officer

Stephen Thomas Eckenberger — age 58
Senior Vice President of Institutional Sales and Client Service for BKF Asset Management, Inc. since 2005; Managing Director of AltVantage Group of BKF Asset Management, Inc. since 2001; Chief Operating Officer of Marcstone Capital Management (2000); Chief Investment Officer of AIG International Asset Management Inc. (1998-2000); Senior Vice President and Co-Head of domestic and hedge fund programs at the Commonfund (1991-1998).	Senior Vice President of Institutional Sales and Client Service of BKF Asset Management, Inc.	2005

(1)	Each executive officer of the Company generally holds office until the first meeting of the Board of Directors after the Annual Meeting of stockholders and until his or her successor is elected and qualified. Messrs. John Levin, Glenn Aigen, Henry Levin and Frank Rango resigned from their respective positions as executive officers of the Company and its subsidiaries effective September 28, 2005, January 15, 2006, December 16, 2005 and December 31, 2005, respectively. For more information see “Employment Contracts and Termination of Employment and Change-in-Control Arrangements — Former Employees.”

Audit Committee and Audit Committee Financial Expert

The primary purpose of the audit committee (the “Audit Committee”) is (i) to oversee the accounting and financial reporting processes of the Company, the Company’s compliance with legal and regulatory requirements, and the work of the independent registered public accounting firm of the Company, and (ii) to select, and determine the compensation of such independent registered public accounting firm. The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee had three meetings during 2005.

The current members of the Audit Committee are Harvey J. Bazaar, Marvin L. Olshan and Kurt N. Schacht. Mr. Schacht, along with Anson M. Beard, Jr. and James S. Tisch, was appointed to the Audit Committee on August 11, 2005. Mr. Olshan was appointed to the Audit Committee on February 16, 2006 to replace Mr. LaBow (Mr. LaBow was elected to the Audit Committee on December 12, 2005 to replace James S. Tisch). Mr. Bazaar was appointed to the Audit Committee on January 10, 2006 to replace Anson M. Beard, Jr., who resigned from the Board of Directors on such date.

Each member of the Audit Committee is independent and financially literate, as defined by The New York Stock Exchange’s listing standards that apply to the Company, and at least one member has accounting or financial management expertise, as required by these listing standards. The Board of Directors has determined that Mr. Bazaar qualifies as an “audit committee financial expert” (as defined by the Securities and Exchange Commission (the “SEC”)).

Code of Ethics

The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and certain other personnel. These documents may be obtained, without charge, by writing to the Company at One Rockefeller Plaza, 25th Floor, New York , New York 10020 or by calling (800) BKF-1891, and are posted on the Company’s website at www.bkfcapital.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each director and executive officer of the Company and each beneficial owner of 10% or more of the Company’s common stock is required to report his or her transactions in shares of the Company’s common stock to the SEC within a specified period following a transaction. Based on our review of filings with the SEC and written representations furnished to us during 2005, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period except that Messrs. Siciliano, Aigen, Nissim, Friedman and Eckenberger each failed to timely file one report of a transaction related to the vesting of restricted common stock or options to purchase common stock under the Company’s 1998 Incentive Compensation Plan and the tax withholding of certain shares related thereto and Cannell Capital LLC failed to timely file one report of a sale of common stock. In each case, a report was filed promptly following discovery of the oversight.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following table sets forth the compensation for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 received by the Company’s Chief Executive Officer, the Company’s four other most highly paid executive officers serving at the end of fiscal year 2005 (the “Named Executive Officers”) and the former CEO and Messrs. Henry Levin and Frank Rango (the “Former Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long Term Compensation
					Restricted		Securities
		Annual Compensation		Other Annual	Stock		Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation(1)	Award($)(2)		Options (#)	Compensation(3)

John C. Siciliano(4)	2005	248,461		45,057 (9)	8,040,000	(10)	250,000
Chairman, Chief Executive Officer and President
Glenn A. Aigen(5)	2005	253,234	788,766	—			—	7,000
Senior Vice President and	2004	247,665	746,465	—	59,430	(11)	—	6,500
Chief Financial Officer	2003	242,097	673,347	—	35,071	(12)	—	6,000
Norris Nissim	2005	242,914	350,085	—			—	7,000
Vice President and	2004	237,573	255,941	—	124,506	(13)	—	6,500
General Counsel	2003	232,232	167,768	—	—		—	—
Philip W. Friedman	2005	485,874	2,187,319					7,000
Chief Investment Officer
Stephen Thomas Eckenberger	2005	250,000	1,978,217					9,000
Senior vice president of institutional sales and client service of BKF Asset Management, Inc.
Former
John A. Levin(6)	2005	782,216	—	—	—		—	9,000
Chairman, Chief Executive	2004	914,862	1,074,946	—	1,123,439	(14)	—	7,000
Officer and President	2003	894,293	501,269	—	514,934	(15)	—	7,000

Henry L. Levin(7)	2005	800,000	4,005,676	—	—		—	7,000
Senior Portfolio Manager of BKF Asset Management, Inc. and BKF Management Co., Inc.
Frank F. Rango(8)	2005	800,000	4,003,676	—	—		—	9,000
Senior Portfolio Manager of BKF Asset Management, Inc. and BKF Management Co., Inc.

(1)	With respect to each of the Named Executive Officers and the Former Executive Officers, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus.

(2)	Holders of shares of the Company’s restricted common stock have the same right to receive dividends as holders of other common stock of the Company.

(3)	Represents amounts contributed by the Company to the Company’s 401(k) plan.

(4)	Mr. Siciliano was appointed President and Chief Executive Officer of the Company and BKF Asset Management, Inc. effective September 28, 2005. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements — Former Employees — Employment Agreement with John C. Siciliano.”

(5)	Mr. Aigen resigned as Chief Financial Officer of the Company and each of its subsidiaries and affiliates effective January 15, 2006. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements — Former Employees — Transition/Separation Agreement with Glenn Aigen.”

(6)	In accordance with the terms of his Transition/Separation agreement, Mr. John A. Levin ceased to be President and Chief Executive Officer of the Company and BKF Asset Management, Inc. effective September 28, 2005. From September 29, 2005 through December 31, 2005, he served as a senior portfolio manager and securities analyst at the Company. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements — Former Employees — Transition/Separation Agreement with John A. Levin.”

(7)	In accordance with the terms of his Separation Agreement, Mr. Henry Levin ceased to be an Executive Officer and employee of the Company and all of its subsidiaries and affiliates effective December 16, 2005. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements — Former Employees — Separation Agreement and General Release of all Claims with Henry Levin.”

(8)	Mr. Rango ceased to be an Executive Officer and employee of the Company on December 30, 2005.

(9)	Represents expense reimbursements in connection with relocation of Mr. Siciliano to New York City.

(10)	Represents the fair market value, as of the grant date, of 250,000 shares of restricted stock granted on September 28, 2005, as part of an initial equity grant. 50,000 shares vested on December 31, 2005, and one quarter of the remaining shares will vest on each of the first four anniversaries of the grant date, subject to acceleration if certain performance criteria are met.

(11)	Represents the fair market value, as of the grant date, of 1,400 shares of restricted stock granted on March 10, 2005. One third of these shares will vest on each of December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(12)	Represents the fair market value, as of the grant date, of 1,384 shares of restricted stock granted on March 10, 2004 with respect to 2003 bonus compensation. The shares of restricted stock will vest on March 9, 2007.

(13)	Represents the fair market value, as of the grant date, of 2,933 shares of restricted stock granted on March 10, 2005. One third of these shares will vest on each of December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(14)	Represents the fair market value, as of the grant date, of 24,465 shares of restricted stock granted on March 10, 2005 with respect to 2004 bonus compensation. One third of these shares will vest on December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(15)	Represents the fair market value, as of the grant date, of 20,321 shares of restricted stock granted on March 10, 2004 with respect to 2003 bonus compensation. The shares of restricted stock vest on March 9, 2007.

Option Grants in 2005

The following table sets forth certain information concerning grants of options to purchase the Company’s common stock to the Named Executive Officers and the Former Executive Officers during 2005:

Potential Realizable
	Individual Grants				Value at Assumed
		Percentage of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted to	Exercise or		Appreciation for
	Underlying	Employees	Base Price	Expiration	Option Term
Name	Options (#)	in Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

John C. Siciliano(1)	250,000	100%	18.95	12/30/2015	2,978,000	7,547,000

(1)	50,000 options vested on the grant date, and one quarter of the remaining options will vest on September 28th of each of 2006, 2007, 2008 and 2009, subject to acceleration in the event of a change in control or if certain performance criteria relating to financial performance or enterprise value are met.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table sets forth certain information concerning the exercise of options to purchase the Company’s common stock during 2005 by the Named Executive Officers and the Former Executive Officers and the value of unexercised in-the-money options to purchase shares of the Company’s common stock granted to the Named Executive Officers and Former Executive Officers as of December 31, 2005.

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money Options
			Options at Fiscal	at Fiscal Year-End
	Shares Acquired	Value	Year-End 2005(#)	2005($)(1)
Name	on Exercise	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

John C. Siciliano	—	—	50,000/200,000	—
Glenn A. Aigen	—	—	19,555/0	64,496/0
Norris Nissim	—	—	—	—
Phillip W. Friedman	—	—	—	—
Stephen T. Eckenberger	—	—	—	—
Former
John A. Levin	—	—	—	—
Henry L. Levin	—	—	—	—
Frank F. Rango	—	—	—	—

(1)	On December 31, 2005, the closing price of the Company’s common stock on The New York Stock Exchange was $18. 95 per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Except as described below, none of the Named Executive Officers nor the Former Executive Officers was subject to an employment contract or termination of employment or change-in-control arrangement.

Current Employees

Employment Agreement with John C. Siciliano

On September 28, 2005, the Company entered into an Employment Agreement (the “Siciliano Employment Agreement”) with John C. Siciliano under which Mr. Siciliano serves as the Chief Executive Officer and President of each of the Company and BKF Asset Management, Inc.

In accordance with the Siciliano Employment Agreement, Mr. Siciliano will be paid a base salary of $950,000 per year and will be eligible to receive an annual bonus at the discretion of the Compensation Committee of the Board of Directors. The Siciliano Employment Agreement contemplates that Mr. Siciliano’s base salary and bonus be re-evaluated annually. As additional consideration for entering into the Siciliano Employment Agreement, Mr. Siciliano was issued 250,000 shares of the Company’s restricted common stock and was issued options to purchase 250,000 shares of the Company’s common stock on December 30, 2005. The term of the Siciliano Employment Agreement is four years and it is subject to one year automatic renewals unless terminated within 60 days of the expiration of any term. If Mr. Siciliano is terminated by the Company without cause or Mr. Siciliano terminates his employment for good reason (each as defined in the Siciliano Employment Agreement), he will be entitled to severance payments amounting to any accrued but unpaid amounts owed to Mr. Siciliano, a cash lump sum payment equal to his base salary at the time of termination and pro rated vesting of certain stock options. Mr. Siciliano also agreed not to compete with the Company or to solicit the Company’s clients and employees during the term of the Siciliano Employment Agreement and for six months thereafter.

Employment Agreement with John Clarke Gray

On January 4, 2006 the Company and BKF Management Co., Inc. entered into an Employment Agreement with John Clarke Gray (the “Gray Employment Agreement”) under which Mr. Gray serves as the Chief Financial Officer of the Company and each of its subsidiaries.

Pursuant to the Gray Employment Agreement, Mr. Gray will be paid a minimum base salary of $275,000 per year subject to adjustment by the Company’s Board of Directors. Mr. Gray will also receive a minimum annual bonus of $125,000 for 2006. As additional consideration for entering into the Gray Employment Agreement, Mr. Gray was issued 25,000 shares of the Company’s restricted common stock and options to purchase 50,000 shares of the Company’s common stock. The term of the Gray Employment Agreement is three years and it is subject to one year automatic renewals unless terminated within 60 days of the expiration of any term. If Mr. Gray is terminated by the Company without cause or Mr. Gray terminates his employment for good reason (each as defined in the Gray Employment Agreement), he will be entitled to severance payments amounting to any accrued but unpaid amounts owed to him, a cash lump sum payment equal to his annual base salary and the average bonus paid in the previous three-year period (in no event less than $125,000) and pro rated vesting of certain stock options. Mr. Gray also agreed not to compete with the Company or to solicit the Company’s clients and employees during the term of the Gray Employment Agreement and for six months thereafter.

Letter Agreement with Norris Nissim

On September 28, 2005, the Company and BKF Management Co., Inc. entered into a Letter Agreement with Norris Nissim which detailed the terms of Mr. Nissim’s compensation for the year ended December 31, 2005. Pursuant to the terms of the Letter Agreement, Mr. Nissim was to receive at least $600,000 in total compensation for the year ended December 31, 2005, which amount would include salary, the Company’s contributions on Mr. Nissim’s behalf to the 401(k) plan and any other form of cash compensation received by Mr. Nissim. If Mr. Nissim was terminated by the Company without cause prior to December 31, 2005, he was entitled to severance payments amounting to any accrued but unpaid amounts owed to him and a cash lump sum payment equal to his minimum total compensation for 2005 less any compensation payments made to Mr. Nissim during 2005.

Change of Control Agreement with Norris Nissim

On June 1, 2005, the Company and BKF Management Co., Inc. entered into a Change in Control Agreement with Norris Nissim (the “Nissim Change of Control Agreement”).

Under the Nissim Change of Control Agreement, if Mr. Nissim’s employment is terminated by the Company within two years of a change of control (as defined in the agreement) other than for Cause or by Mr. Nissim for Good Reason (each, as defined in the agreement), in addition to certain benefits for a period of eighteen months following the date of termination, within ten days following the date of termination Mr. Nissim is entitled to a lump sum cash payment equal to (i) the sum of (A) Mr. Nissim’s base salary through the date of termination and any bonus amounts which have become payable but were not previously paid; (B) a pro rata portion of Mr. Nissim’s annual bonus for the fiscal year in which Mr. Nissim’s date of termination occurs in an amount equal to at least (1) Mr. Nissim’s Bonus Amount (as defined in the agreement), multiplied by (2) a fraction, the numerator of which is the number of days Mr. Nissim was employed in the fiscal year in which the date of termination occurs and the denominator of which is three hundred sixty five, and reduced by (3) any amounts paid to Mr. Nissim from the Company’s annual incentive plan for the fiscal year in which Mr. Nissim’s date of termination occurs; and (C) any accrued but unpaid vacation pay; plus (ii) an amount equal to the greater of $1,100,000, or two years of Mr. Nissim’s annual base salary as of date of his termination plus Mr. Nissim’s Bonus Amount times two.

If Mr. Nissim’s employment is terminated other than for Cause or Good reason, then the Company is required pay to Mr. Nissim a lump-sum cash amount equal to the sum of (1) Mr. Nissim’s base salary through the date of termination and any accrued but unpaid bonus amounts and (2) any accrued but unused vacation pay.

Retention Agreement with Phillip Friedman

On August 11, 2005, the Company entered into a Retention Agreement with Phillip Friedman, which was subsequently amended on November 15, 2005 by the First Amendment to the Retention Agreement (the Retention Agreement together with the First Amendment are referred to as the “Retention Agreement”). Under the terms of the Retention Agreement, Jack Murphy and certain members of the groups managed by Phillip Friedman are third party beneficiaries to the Retention Agreement with the right to enforce their terms.

Under the terms of the Retention Agreement as amended by the Amendment, for 2006, Phillip Friedman’s annual base salary, and the annual base salary of Jack Murphy, was set at $800,000. Except as otherwise provided in the Amendment, for 2006, the Company will pay the members identified in the Retention Agreement (the “2006 Group Members”) of the 2006 Long Only Investment and Trading Group (the “2006 Group”), an aggregate minimum cash bonus (inclusive of 401k contributions made by the Company) of $7,012,721 (“2006 Group Minimum Bonus Compensation Pool”). The Retention Agreement requires that each 2006 Group Member be paid his/her 2006 bonus on or before January 15, 2007. The Retention Agreement contemplating that the 2006 Group Minimum Bonus Compensation Pool be allocated between and/or among Phillip Friedman, Jack Murphy, the 2006 Group Members and/or Other 2006 Group Members (as defined in the Retention Agreement) at the sole and exclusive discretion of Phillip Friedman subject to the conditions described in the Retention Agreement.

Unless the Company and Phillip Friedman enter into a new employment agreement by March 31, 2006, 25% of the 2006 Group Minimum Cash Bonus Compensation Pool for 2006 must be paid by the Company no later than April 14, 2006.

Any person who joins the 2006 Group in 2006 after execution of the Retention Agreement is to be paid a 2006 cash bonus by the Company pursuant to a separate written agreement and not from the 2006 Group Minimum Bonus Compensation Pool. Certain 2006 Group Members, as identified in the Retention Agreement, will also be paid 2006 cash bonus compensation by the Company, separate from the 2006 Group Minimum Bonus Compensation Pool.

In addition to the 2006 Group Minimum Cash Bonus Compensation Pool, the Company is also required to grant restricted stock awards (the “2006 Equity Pool”) with respect to 50,000 shares of the Company’s common stock no later than March 31, 2006. The terms and conditions applicable to the 2006 Group Minimum Cash Bonus Pool will also apply to the 2006 Equity Pool subject to certain exceptions.

If on or prior to December 31, 2006, Phillip Friedman’s employment is terminated pursuant to a Qualifying Termination (as defined in the Retention Agreement), he is entitled to cash severance payments amounting to his unpaid base salary through December 31, 2006, the amount of his 2005 cash bonus, the equivalent cash value of the equity he was allocated in the Retention Agreement (determined by applying the closing price of the of the Company’s common stock on the day before termination) and any accrued and unused vacation pay. If Jack Murphy’s employment is terminated on or prior to December 31, 2006 pursuant to a Qualifying Termination, then he is entitled to compensation similar to that of Phillip Friedman.

Former Employees

Transition/Separation Agreement with John A. Levin

On August 23, 2005, the Company and John A. Levin entered into a Transition/Separation Agreement, which was subsequently amended on December 21, 2005 by the First Amendment to the Transition/Separation Agreement (the Transition/Separation Agreement together with the First Amendment are referred to as the “Transition Agreement”). Under the terms of the Transition Agreement, Mr. Levin was to continue as Chief Executive Officer of the Company until the earlier of October 1, 2005 or the retention of a successor (which occurred on September 28,

2005) and was to be paid his base salary until his successor was engaged by the Company. After his resignation as Chief Executive Officer Mr. Levin was to serve as a senior portfolio manager and a securities analyst at the Company until December 31, 2005, for which he received an annualized base salary of $200,000.

Under the Transition Agreement, Mr. Levin will serve as Chairman Emeritus of the Company (a non-voting advisor to the Board of Directors). In addition, the Company obtained an economic interest in Mr. Levin’s new investment management venture. The Transition Agreement allows this new venture to solicit certain clients of the Company (representing approximately $2.5 billion of the Company’s $12.4 billion in assets under management as of June 30, 2005) and also allows Mr. Levin to solicit a limited number of the Company’s employees closely involved with the management and administration of the clients he is authorized to solicit. Other than these employees, Mr. Levin may not solicit or hire any other employee of the Company for a 36 month period after termination of his employment, subject to limited exceptions.

The Transition Agreement limits Mr. Levin’s ability to sell unrestricted shares of the Company’s common stock he held at the time the Transition Agreement was executed as follows: (A) 1/3 of such shares may be contributed by Mr. Levin to any foundation or other entity controlled by him at any time (which shares may not be resold or otherwise transferred to any third party prior to April 1, 2006); (B) 1/3 of such shares may be sold or otherwise transferred by Mr. Levin at any time to any party; and (C) 1/3 of such shares must be held by Mr. Levin until the earlier of (x) 36 months following the date of Mr. Levin’s resignation (September 28, 2005) as Chief Executive Officer and (y) 10 days following the termination of the Consulting Period (as defined in the Transition Agreement). The Transition Agreement required Mr. Levin to forfeit all unvested or undelivered equity awards he held or was to be delivered as of September 30, 2005.

Pursuant to the Transition Agreement, Mr. Levin is required to establish, for a one-year period, a blind trust account with the BKF long only group of at least $5,000,000, with aggregate fees payable by Mr. Levin to the Company in respect of this arrangement of 75 basis points. The Agreement also restricts the ability of Mr. Levin to use, in his business ventures, the name John A. Levin or John Levin for a certain period of time.

Letter Agreement with Henry Levin and Frank Rango

On April 19, 2005 the Company and BKF Management Co, Inc. entered into a Letter Agreement with each of Henry Levin and Frank Rango (each, a “Manager”).

The term of each Manager’s employment under the Letter Agreement was January 1, 2005 through March 31, 2006. The Letter Agreement provided that (A) if a Manager was employed by the Company as of December 31, 2005 (even if notice of his resignation has been given), or if a Manager was terminated by the Company without Cause (as defined in the Letter Agreement) prior to such date, the Manager was to receive as his total compensation for 2005, (A) 50% of the Incentive Pool for 2005 (as defined in and payable in accordance with the Letter Agreement); (B) each Manager was, during his employment, entitled to receive a non-refundable base draw at an annual rate of $800,000, payable no less frequently than monthly; (C) any Manager whose employment was terminated prior to December 31, 2005 by the Company for Cause was entitled to the base draw that had accrued as of the date of such termination; (D) if a Manager’s employment was terminated without Cause, the Manager was (in addition to his entitlement to 50% of the Incentive Pool for calendar year 2005 under clause (A) above), entitled to a lump-sum payment equal to (i) $4 million if terminated on or prior to July 1, 2005, (ii) $3 million if terminated after July 1, 2005 but on or prior to October 1, 2005, and (iii) $2 million if terminated after October 1, 2005 but on or prior to the conclusion of the term of employment; (E) during the term of employment, each Manager was to remain entitled to any additional benefits due under the terms of any applicable plan, program, corporate governance document, agreement, or arrangement of the Company or BKF Management Co., Inc. or any of their affiliates; and (G) neither Manager was to be subject to any contractual, or similar, post-employment restrictions on his activities following termination of his employment (regardless of the reason for such termination).

The Letter Agreement also provides that compensation of all employees who were members of the event-driven group during any portion of 2005 except (except for the Managers) and product-related expenditures for the event-driven group were to be determined by the Managers (or the Compensation Committee if the Managers could not agree on the group members compensation) consistent with past practice. The Letter Agreement limited the compensation of the group members to at most 67% of the revenues generated by the event-driven group less all internal and external marketing commissions. In the event that neither Manager was employed at the time full payment of compensation to the group members for 2005 was due, then the compensation of these team members was to be set at 50% of the revenues generated by the event-driven group in respect of 2005.

Separation Agreement and General Release of all Claims with Henry Levin

On December 16, 2005, the Company and BKF Management Co., Inc. entered into a Separation Agreement and General Release of all Claims with Henry Levin (the “Separation Agreement”).

Under the Separation Agreement, all appointments Henry Levin held with the Company or any of its affiliates or subsidiaries (collectively, the “Company Group”), whether as employee, consultant, agent or otherwise, ceased on December 30, 2005 (the “Termination Date”). For purposes of determining the payments and benefits to which Mr. Levin was entitled to under the term sheet previously delivered to him on April 22, 2005 (the “Term Sheet”), Mr. Levin’s employment was treated as having continued through December 31, 2005, and as having then been terminated by him voluntarily.

Pursuant to the Separation Agreement, if Mr. Levin did not revoke the release previously presented to the Company under the Age Discrimination in Employment Act of 1967, the Company was required to pay him the sum of $750,000 as an advance against amounts that will otherwise be due to him under the Term Sheet. Additionally, unless Mr. Levin has revoked such release, he is entitled to the balance of the amounts due to him under the Term Sheet no later than the date on which Frank Rango is paid corresponding amounts under the Term Sheet.

The Separation Agreement obligated Mr. Levin to return all properties belonging to the Company and is subject to certain confidentiality obligations. In addition, under the Separation Agreement, the parties are subject to mutual nondisparagement obligations until the third anniversary of the effective date and the parties granted each other mutual releases.

Letter Agreement with Glenn Aigen

On September 28, 2005 the Company and BKF Management Co., Inc. entered into a Letter Agreement with Glenn A. Aigen which detailed the terms of Mr. Aigen’s compensation for the year ended December 31, 2005. Pursuant to the terms of the Letter Agreement, Mr. Aigen was to receive at least $1,049,000 in total compensation for the year ended December 31, 2005, which amount included salary, the Company’s contributions on Mr. Aigen’s behalf to the 401(k) plan and any other form of cash compensation received by Mr. Aigen. If Mr. Aigen was terminated without cause prior to December 31, 2005, he was entitled to severance payments amounting to any accrued but unpaid amounts owed to him and a cash lump sum payment equal to his minimum total compensation for 2005 less any compensation payments made to Mr. Aigen during 2005.

Transition/Separation Agreement with Glenn Aigen

On December 20, 2005, the Company and Glenn A. Aigen entered into a Transition/Separation Agreement under which Mr. Aigen agreed to resign as Chief Financial Officer of the Company and each of its subsidiaries and affiliates and from all other officer positions with the Company, effective as of January  15, 2006. Mr. Aigen also agreed to resign from any other positions he held as an employee or officer of the Company, its subsidiaries and its affiliates effective as of the earlier of March 15, 2006 or the date that the Company files its Annual Report on Form 10-K, for fiscal the year ended December 31, 2005. The Transition/Separation Agreement requires Mr. Aigen to make himself available to the Company’s Chief Financial Officer through June 30, 2006 to assist in any transition matters in return for a fee of $90,000.

In accordance with the Transition/Separation Agreement, the Company continued to pay Mr. Aigen his base salary at an annualized rate of $253,234 until March 31, 2006. Mr. Aigen is also entitled to receive two special payments of $99,470.75 each, the first of which was to be paid on February 15, 2006 and the second of which was to be paid on or following the date of his termination (but no later than March 15, 2006). The Transition/Separation Agreement allowed Mr. Aigen’s continued participation in all employee benefit plans, required the Company to pay Mr. Aigen for all accrued but unused vacation time and allowed for continued vesting in all benefits provided by the Company (subject to a vesting schedule) through the date of his termination.

In the Transition/Separation Agreement, Mr. Aigen acknowledged that his 19,555 vested outstanding options to purchase the Company’s common stock remain exercisable for 30 days following his date of termination. If Mr. Aigen is unable to exercise his vested options and/or sell the shares received upon exercise during this period due to securities law restrictions, the Company and Mr. Aigen are required to negotiate in good faith to extend the post-employment option exercisability period or to provide an immediate cash payment in lieu thereof (based upon a trailing 30-day average closing price per share). The Transition/Separation Agreement also allowed Mr. Aigen to vest in certain unvested restricted stock units to the extent he remained employed by the Company through the earlier of March 15, 2006 or the date that the Company files its Annual Report on From 10-K, for fiscal year 2005.

The Transition/Separation Agreement allows Mr. Aigen to be solicited for employment at any time by any party, including, but not limited to, John A. Levin (or by an entity controlled by John A. Levin), notwithstanding any agreement between John A. Levin and the Company to the contrary.

Change of Control Agreements with Glenn Aigen

On June 1, 2005, the Company and BKF Management Co., Inc. entered into a Change in Control Agreement with each of Glenn Aigen (the “Aigen Change of Control Agreement”).

Under the Aigen Change of Control Agreement, if Mr. Aigen’s employment is terminated by the Company within two years of a change of control (as defined in the agreement) other than for Cause or by Mr. Aigen for Good Reason (each, as defined in the agreement), in addition to certain benefits to be given by the Company to Mr. Aigen for a period of eighteen months following the date of termination, within ten days following the date of termination Mr. Aigen is entitled to a lump sum cash payment equal to (i) the sum of (A) Mr. Aigen’s base salary through the date of termination and any bonus amounts which have become payable but were not previously paid; (B) a pro rata portion of Mr. Aigen’s annual bonus for the fiscal year in which Mr. Aigen’s date of termination occurs in an amount equal to at least (1) Mr. Aigen’s Bonus Amount (as defined in the agreement), multiplied by (2) a fraction, the numerator of which is the number of days Mr. Aigen was employed in the fiscal year in which the date of termination occurs and the denominator of which is three hundred sixty five, and reduced by (3) any amounts paid to Mr. Aigen from the Company’s annual incentive plan for the fiscal year in which Mr. Aigen’s date of termination occurs; and (C) any accrued but unused vacation pay; plus (ii) a lump sum cash payment equal to (i) two years of Mr. Aigen’s base salary as of the date of his termination plus (ii) Mr. Aigen’s Bonus Amount multiplied by two.

If Mr. Aigen’s employment is terminated other than for Cause or Good reason, then the Company is required pay to Mr. Aigen a lump-sum cash amount equal to the sum of (1) Mr. Aigen’s base salary through the date of termination and any accrued but unpaid bonus amounts and (2) any accrued but unused vacation pay.

Compensation Committee Interlocks And Insider Participation

During 2005, the following directors (and former directors) served as members of the Compensation Committee: Anson M. Bears, Jr., David D. Grumhaus, Burton G. Malkiel, Dean J. Takahashi, Kurt N. Schacht and Warren G. Lichtenstein. None of these persons was ever an officer or employee of the Company or any of its subsidiaries. During 2005, none of the Company’s executive officers served on the board of directors or the compensation committee of any entity which had an executive officer who served on the Company’s Board of Directors or Compensation Committee.

Directors’ Compensation

Company employees who serve as directors of the Company receive no compensation for such services. Non-employee directors currently receive approximately $34,000 per year in compensation, 75% of which is paid in cash and 25% of which is paid in the form of a restricted stock award (as valued at the date of grant) which vests at the end of the year. In 2005, an annual grant of 656 shares of restricted common stock was made. In addition, non-employee directors receive $500 for each meeting of a committee of the board that they attend in person or by telephone and $5,000 per year for serving as the chairman of any committee of the Board. The Company also reimburses directors for their out-of-pocket expenses incurred in connection with such meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth the beneficial ownership as of April 25, 2006 of (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, (2) each director and nominee for director of the Company, (3) each executive officer of the Company whose name appears on the summary compensation table below (the “Named Executive Officers”) and (4) all directors and executive officers of the Company as a group. Each person had sole or shared voting or dispositive powers with respect to such shares.

	Number of		Percent
Name of Beneficial Owner	Shares		of Class

Carl C. Icahn	1,194,100	(1)	14.3%
c/o Icahn Associates Corp.
767 Fifth Avenue
New York, NY 10153
Cannell Capital LLC	788,200	(2)	9.4%
150 Capital Street, Fifth Floor
San Francisco, CA 94111
Steel Partners II, L.P.	727,200	(3)	8.7%
590 Madison Avenue
New York, NY 10022
Lloyd I. Miller, III	470,300	(4)	5.6%
Harvey J. Bazaar	656	(5)	*
Ronald LaBow	656	(5)	*
Warren G. Lichtenstein	727,200	(6)	8.7%
Keith Meister	656	(5)(7)	*
Marvin L. Olshan	656	(5)	*
Donald H. Putnam	656	(5)	*
Kurt N. Schacht	656	(5)	*
John C. Siciliano	275,054	(8)	*
J. Clarke Gray	35,387	(9)	*
Stephen T. Eckenberger	8,857	(10)	*
Philip W. Friedman	32,995	(11)	*
Norris Nissim	10,659	(12)	*
Directors and executive officers as a group (12 persons)	1,094,088		13.1%

*	Less than 1%

(1)	The information set forth is based solely upon Amendment No. 1 to the Schedule 13D filed with the SEC on January 23, 2006 and includes 498,820 shares held by High River Limited Partnership, 389,357 shares held by Icahn Partners Master Fund L.P. and 305,923 shares held by Icahn Partners L.P. Barberry Corp. is the sole member of Hopper Investments LLC, which is the general partner of High River Limited Partnership. CCI Offshore Corp. is the general partner of Icahn Offshore L.P., which is the general partner of Icahn Partners Master Fund L.P. CCI Onshore Corp. is the general partner of Icahn Onshore L.P., which is the general partner of Icahn Partners L.P. Each of Barberry Corp., CCI Offshore Corp. and CCI Onshore Corp. is 100 percent owned by Carl C. Icahn. As such, Mr. Icahn is in a position indirectly to determine the investment and voting decisions made by all of the foregoing entities.

(2)	The information set forth is based solely upon Amendment No. 1 to the Schedule 13D filed with the SEC on February 13, 2006 and includes 247,200 shares held by The Anegada Master Fund Limited, 392,300 shares held by Tonga Partners, L.P., and 148,700 owned by TE Cannell Portfolio, Ltd. Mr. Cannell is the controlling member of Cannel Capital LLC, the investment advisor of the Anegada Master Fund Limited and TE Cannell Portfolio, Ltd. and is the general partner of and investment adviser to Tonga Partners, L.P. and is deemed to beneficially own these shares.

(3)	The information set forth is based solely on Amendment No. 5 to the Schedule 13D filed with the SEC on June 23, 2005. Steel Partners, L.L.C., as the general partner of Steel Partners II, L.P., and Warren G. Lichtenstein, as the sole executive officer and managing member of Steel Partners, L.L.C., may each be deemed to beneficially own these shares.

(4)	The information set forth is based solely upon the Schedule 13G filed with the SEC on April 25, 2006. Mr. Miller may be deemed to be the beneficial owner of (i) 377,400 of these shares as (x) the managing member of a limited liability company that is the general partner of a certain limited partnership and as (y) custodian to accounts set up under the Florida Uniform Gift to Minors Act and (ii) 92,900 of these shares as an investment advisory to the trustee of a certain family trust.

(5)	Includes 656 shares of restricted stock granted on March 8, 2006 and vesting on December 29, 2006.

(6)	As the sole executive officer and managing member of Steel Partners, L.L.C., which in turn is the general partner of Steel Partners II, L.P., Mr. Lichtenstein may be deemed to beneficially own the 727,200 shares owned by Steel Partners II, L.P.

(7)	Mr. Meister is a limited partner of Icahn Onshore LP (“Onshore”) and has an interest in the fees, including the performance fees, relating to Onshore and Icahn Offshore LP (“Offshore”). Therefore, Mr. Meister may be deemed to be a beneficial owner of the 695,280 shares held by Onshore and Offshore. Mr. Meister disclaims beneficial ownership thereof.

(8)	Includes 200,000 shares of restricted stock granted on September 28, 2005, one quarter of which shall vest on each of the first four anniversaries of the grant date. Mr. Siciliano also received 250,000 options as of December 30, 2005 at an exercise price of $18.95 per share, 50,000 of which vested as of the grant date and are included and the balance of which shall vest in equal tranches on September 28th of each of 2006, 2007, 2008 and 2009.

(9)	Includes 18,750 shares of restricted stock granted on January 25, 2006, one third of which shall vest on each of December 31, 2006, 2007 and 2008. Mr. Gray also received 50,000 options as of January 25, 2006 at an exercise price of $13.75 per share, 12,500 of which vested as of the grant date and are included and the balance of which shall vest in equal tranches on December 31 of each of 2006, 2007 and 2008.

(10)	Includes 6,700 shares of restricted stock, 50% of which will vest at each of December 31, 2006 and December 31, 2007.

(11)	Includes 4,700 shares of restricted stock granted on January 20, 2006 that will vest on December 31, 2006 and 12,261 shares of restricted stock granted on March 10, 2004 that will vest on March 9, 2007. In addition, Mr. Friedman holds 8,434 shares of restricted stock granted on March l0, 2005 that vest in equal tranches on December 31 of each of 2006 and 2007.

(12)	Includes 1,955 shares of restricted stock granted on March 10, 2005, 50% of which will vest at each of December 31, 2006 and December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s 1998 Incentive Compensation Plan as of December 31, 2005.

Equity Compensation Plan Information

	(A)		(C)
	Number of Securities	(B)	Number of Securities
	to Be Issued Upon	Weighted Average	Available for Future
	Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding Options	Outstanding Options,	Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (A))

Equity compensation plans approved by security holders	23,396	$15.01	549,212
Equity compensation plans not approved by security holders	0	—	0
Total	23,396	$15.01	549,212

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Henry L. Levin, a son of John Levin, the former Chairman and Chief Executive Officer of the Company, received $800,000 as salary and $4,005,676 as bonus compensation as one of two Senior Portfolio Managers for the event driven investment team. In addition, Henry Levin is a managing member of Purchase Management, LLC, which serves as a general partner of Purchase Associates, L.P. and Purchase Associates II, L.P., and of Debt Management, LLC, which serves as a general partner of Debt Opportunity Partners, L.P. These general partners participate in the performance-based incentive allocations made by the limited partners to the general partners. BKF GP, Inc., a wholly owned subsidiary of the Company, serves as the managing general partner of each of the partnerships. Purchase Management, LLC received incentive allocations totaling $2,282,726, of which $1,141,363 was allocated to Henry Levin, and Debt Opportunity Management received an incentive allocation of $145,379, of which $36,345 was allocated to Henry Levin. Such allocations to Henry Levin are included as compensation in the financial statements of the Company. See also “Employment Contracts and Termination of Employment and Change-in-Control Arrangements — Former Employees – Letter Agreement with Henry Levin and Frank Rango and — Separation Agreement and General Release of all Claims with Henry Levin.”

Jennifer Levin Carter, a daughter of John Levin, received $133,250 (and reimbursed expenses of $4,252) from the company for consulting services rendered to various alternative investment strategies of the Company.

Frank Rango is a managing member of Purchase Management, LLC, which serves as a general partner of Purchase Associates, L.P. and Purchase Associates II, L.P., and of Debt Management, LLC, which serves as a general partner of Debt Opportunity Partners, L.P. These general partners participate in the performance-based incentive allocations made by the limited partners to the general partners. BKF GP, Inc., a wholly owned subsidiary of the Company, serves as the managing general partner of each of the partnerships. Purchase Management, LLC received incentive allocations totaling $2,282,726, of which $1,141,363 was allocated to Mr. Rango, and Debt Opportunity Management received an incentive allocation of $145,379, of which $36,345 was allocated to Mr. Rango. In addition, Mr. Rango received incentive allocations totaling $5,288 in connection with his services as a portfolio manager of LRK Savings, L.P. which was managed by BKF GP, Inc. Such allocations to Mr. Rango are included as compensation in the financial statements of the Company. See also “Employment Contracts and Termination of Employment and Change-in-Control Arrangements — Former Employees — Letter Agreement with Henry Levin and Frank Rango and — Separation Agreement and General Release of all Claims with Henry Levin.”

The Company has agreed to reimburse Steel Partners II, L.P. for its reasonable expenses incurred in connection with last year’s proxy contest if certain conditions are met. Warren G. Lichtenstein, a current director and nominee for director of the Company, is the managing member of the general partner of Steel Partners II L.P., and the partnership owns 727,200 shares of the Company. The expense reimbursement will only be made if (i) the EBITDA of the Company is positive for each of four consecutive quarters commencing after March 31, 2006 and (ii) the cumulative EBITDA of the Company during such four-quarter period is equal to or greater than $1.2 million. EBITDA means net income before deducting interest, income taxes, depreciation and amortization; provided that there shall be excluded from the calculation of EBITDA any income or loss generated from consolidated affiliated partnerships or any extraordinary or non-recurring item that has the effect of increasing EBITDA. If these conditions are met, the expense reimbursement will be made within 15 days after the Company ’s financial statements for the applicable quarterly periods are completed. The proxy contest expenses of Steel Partners II, L.P. are approximately $566,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Grant Thornton LLP received $705,331 and $592,259 for the years ended December 31, 2005 and December 31, 2004, respectively, for professional services rendered in connection with the audit of the Company’s annual financial statements, reviews of the financial statements included in quarterly reports on Form 10-Q filed by the Company, and audits of consolidated subsidiaries. The Company expects that additional amounts will be paid to Grant Thornton LLP upon receipt of a final bill for audit services rendered in connection with financial statements included in reports relating to 2005.

Audit-Related Fees

No audit-related services were rendered with respect to the fiscal years ended December 31, 2005 and December 31, 2004 by Grant Thornton LLP.

Tax Services

Grant Thornton LLP received from the Company a total of $15,525 for the year ended December 31, 2005 and $12,875 for the year ended December 31, 2004 in connection with the review of Company tax returns. The Audit Committee of the Board of Directors believes these additional services were compatible with maintaining the independence of Grant Thornton LLP.

All Other Fees

No other fees were paid to Grant Thornton LLP in 2005 and 2004.

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
J. Clarke Gray
Senior Vice President and
Chief Financial Officer

Date: May 1, 2006

Exhibit Index

Exhibit		Description of Exhibit

31.1	—	Section 302 Certification of Chief Executive Officer
31.2	—	Section 302 Certification of Chief Financial Officer
32.1	—	Section 906 Certification of Chief Executive Officer
32.2	—	Section 906 Certification of Chief Financial Officer