Form 10-Q
period 2006-03-31
BKF CAPITAL GROUP INC
filed 2006-05-10
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of May 1, 2006, 8,426,415 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31,	December 31,
	2006	2005

Assets
Cash and cash equivalents	$3,735	$14,432
U.S. Treasury bills	24,315	42,384
Investment advisory and incentive fees receivable	13,571	21,805
Investments in securities, at value (cost $8,228 and $6,839, respectively)	9,621	7,685
Investments in affiliated partnerships	2,546	7,696
Prepaid expenses and other assets	2,259	2,373
Fixed assets (net of accumulated depreciation of $8,249 and $8,000, respectively)	4,360	4,783
Goodwill (net of accumulated amortization of $8,566)	14,796	14,796
Investment advisory contracts (net of accumulated amortization)	—	1,107
Consolidated affiliated partnerships:
Due from broker	17,065	16,783
Investments in securities, at value (cost $9,063 and $13,841, respectively)	9,303	14,578

Total assets	$101,571	$148,422

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$2,319	$5,638
Accrued bonuses	10,930	43,020
Accrued lease amendment expense	3,314	3,420
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $8,285 and $6,878, respectively)	8,493	7,084
Partner contributions received in advance	—	506

Total liabilities	25,056	59,668

Minority interest in consolidated affiliated partnerships	4,512	13,161

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 8,416,177 and 8,180,057 shares, respectively	$8,416	8,180
Additional paid-in capital	88,396	88,887
Retained earnings	(12,839)	(10,168)
Unearned compensation — restricted stock and restricted stock units	(11,970)	(11,306)

Total stockholders’ equity	72,003	75,593

Total liabilities, minority interest and stockholders’ equity	$101,571	$148,422

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Investment advisory fees	$6,056	$20,200
Incentive fees and allocations	11,448	11,818
Commission income (net) and other	481	194
Net realized and unrealized gain on investments	1,046	122
Interest income	358	200
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	301	326
Interest and dividend income	140	25

Total revenues	19,830	32,885

Expenses:
Employee compensation and benefits	16,391	23,891
Employee compensation relating to equity grants	187	1,312
Occupancy & equipment rental	1,427	1,588
Other operating expenses	3,158	3,196
Amortization of intangibles	1,107	1,752
Interest expense	28	20
Other operating expenses from consolidated affiliated partnerships	19	22

Total expenses	22,317	31,781

Operating income (loss)	(2,487)	1,104
Minority interest in consolidated affiliated partnerships	(110)	(160)

Income (loss) before taxes	(2,597)	944

Income tax expense	74	1,095

Net (loss)	$(2,671)	$(151)

(Loss) per share:
Basic and Diluted	(0.32)	$(0.02)

Weighted average shares outstanding
Basic and Diluted	8,301,004	7,444,477

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities
Net (loss)	$(2,671)	$(151)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	1,558	2,286
Expense for vesting of restricted stock and stock units	207	1,404
Tax benefit related to employee compensation plans	—	1,968
Change in deferred tax asset	—	1,962
Unrealized (gain) on investments in securities	(546)	(163)
Decrease in U.S. treasury bills	18,069	6,204
Decrease in investment advisory and incentive fees receivable	8,234	18,048
Decrease (Increase) in prepaid expenses and other assets	114	(2,133)
Decrease in investments in affiliated investment partnerships	5,150	6,532
(Increase) in investments in securities	(1,390)	(761)
Increase (Decrease) in accrued expenses	(3,319)	(1,056)
(Decrease) in accrued bonuses	(32,090)	(25,458)
(Decrease) in accrued lease amendment expense	(106)	(106)
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	110	160
(Increase) in due from broker	(282)	(473)
(Increase) in securities	5,275	(1,023)
Increase in securities sold short	1,409	225
Minority interest in previously unconsolidated affiliated partnerships	—

Net cash (used in) provided by operating activities	(278)	7,465

Cash flows from investing activities
Fixed asset additions	(28)	(86)

Net cash (used in) investing activities	(28)	(86)

Cash flows from financing activities
Issuance of common stock	(1,126)	(4,187)
Dividends paid to shareholders	—	(1,054)
Consolidated affiliated partnerships:
(Decrease) in partner contributions received in advance	(506)	—
Partner subscriptions	1,100	950
Partner redemptions	(9,859)

Net cash (used in) financing activities	(10,391)	(4,291)

Net (decrease) in cash and cash equivalents	(10,697)	3,088
Cash and cash equivalents at the beginning of the year	14,432	3,582

Cash and cash equivalents at the end of the period	$3,735	$6,670

Supplemental disclosure of cash flow information
Cash paid for interest	$8	$20

Cash paid for taxes	$97	$19

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2006
(Amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

Balance at December 31, 2002	$6,642	$78,990	$30,434	$(12,016)	$104,050
Grants of restricted stock units	—	10,380	—	(2,193)	8,187
Issuance of common stock	184	(2,066)	—	—	(1,882)
Tax benefit related to employee compensation plans	—	633	—	—	633
Net (loss)	—	—	(8,380)	—	(8,380)

Balance at December 31, 2003	$6,826	$87,937	$22,054	$(14,209)	$102,608
Grants of restricted stock and restricted stock units	65	(2,744)	—	8,814	6,135
Issuance of common stock	384	(1,167)	—	—	(783)
Tax benefit related to employee compensation plans	—	4,432	—	—	4,432
Dividend, net of compensation expense(1)	—	—	(2,781)	—	(2,781)
Net (loss)	—	—	(1,765)	—	(1,765)

Balance at December 31, 2004	$7,275	$88,458	$17,508	$(5,395)	$107,846
Grants of restricted stock units and restricted stock	388	5,965	—	(5,911)	442
Issuance of common stock	517	(6,414)	—	—	(5,897)
Tax benefit related to employee compensation plans	—	878	—	—	878
Dividends, net of compensation expense(1)	—	—	(11,811)	—	(11,811)
Net (loss)	—	—	(15,865)	—	(15,865)

Balance at December 31, 2005	$8,180	$88,887	$(10,168)	$(11,306)	$75,593
Grants of restricted stock units and restricted stock	138	1,236	—	(664)	710
Issuance of common stock	98	(2,018)	—	—	(1,920)
Grants of stock options		291			291
Net (loss)	—	—	$(2,671)	—	(2,669)

Balance at March 31, 2006	$8,416	$88,396	$(12,839)	$(11,970)	$72,003

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BKF Capital Group, Inc. and its subsidiaries at March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005 subject to the organization’s ability to continue as a going concern. In light of the changed business conditions created by the departure of key investment personnel and a steep decline in assets under management, BKF Capital Group, Inc. (“BKF” or the “Company”) is currently evaluating strategic alternatives. While BKF has more than sufficient liquidity to meet annual funding requirements for operations, it may need to raise additional capital in order to implement a revised business plan. The results of operations for the three month period ended March 31, 2006 should not be taken as indicative of the results of operations that may be expected for the entire year 2006.

Organization

The consolidated interim financial statements of BKF Capital Group, Inc. and its subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results. BKF Capital Group, Inc. (the “Company”) operates through a wholly-owned subsidiary, BKF Management Co., Inc. and its subsidiaries, all of which are referred to as “BKF.” The Company trades on the New York Stock Exchange, Inc. (“NYSE”) under the symbol (“BKF”).

The Consolidated Financial Statements of BKF include its wholly-owned subsidiaries LEVCO Europe Holdings, Ltd. (“LEVCO Holdings”) and its wholly-owned subsidiary, LEVCO Europe, LLP (“LEVCO Europe”), BKF Asset Management, Inc., (“BAM”), BKF’s two wholly-owned subsidiaries, BKF GP Inc. (“BKF GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. Three investment partnerships were consolidated at March 31, 2006 and five at December 31, 2005. In addition, the operations of three investment partnerships were included in the statements of operation and cash flows for the three-months ended March 31, 2006 and five were included in year ended December 31, 2005. All intercompany transactions have been eliminated in consolidation.

BKF is an investment advisor registered under the Investment Advisers Act of 1940, as amended, which provides investment advisory services to its clients which include U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. BKF also participates in broker consulting programs (Wrap Accounts) with several nationally recognized financial institutions. LEVCO Securities is registered with the SEC as a broker- dealer and is a member of the National Association of Securities Dealers, Inc. BKF GP acts as the managing general partner of several

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliated investment partnerships and is registered with the Commodities Futures Trading Commission as a commodity pool operator.

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

Investments in Affiliated Investment Partnerships

BKF GP serves as the managing general partner for several affiliated investment partnerships (“AIP”), which primarily engage in the trading of publicly traded equity securities, and in the case of one partnership, distressed corporate debt. The assets and liabilities and results of operations of the AIP are not included in the Company’s consolidated statements of financial condition with the exception of BKF GP’s equity ownership and certain AIP whereby BKF GP is deemed to have a controlling interest in the partnership (see Note 4). The limited partners of the AIP have the right to redeem their partnership interests at least quarterly.

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

BKF GP’s investment amount in the unconsolidated AIP equals the sum total of its capital accounts, including incentive allocations, in the AIP. Each AIP values its underlying investments in accordance with policies as described in its audited financial statements and underlying offering memoranda. It is the Company’s general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. BKF GP has general partner liability with respect to its interest in each of the AIP and has no investments in the AIP other than its interest in these partnerships. See Note 5 — Related Transactions.

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

During the first quarter of calendar year 2006, the Company completed the amortization of certain long-lived assets (investment advisory contracts). These investment advisory contracts relate to cost in excess of the net assets acquired by BKF in June 1996, were reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. In 2005 the Company was terminated as the investment advisor for a significant number of accounts to which the investment advisory contracts relate. The Company performed a valuation of the intangible assets (under SFAS No. 144) and determined that the estimated discounted cash flows for the remaining investment advisory accounts acquired by the Company in 1996 was less than the carrying value of the related assets as determined using the Income approach. As a result, the Company recorded a charge of approximately $2.4 million during 2005 representing the difference between the fair value and the carrying value of the group of assets and recorded a charge of $1.1 million in the first quarter to fully amortize these contracts. Such amount is reflected in amortization expense in the Consolidated Statement of Operations.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The cost in excess of net assets of BKF acquired by the company in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. Other intangible assets with finite lives are amortized over their useful lives. Investment contracts are fully amortized by March 31, 2006.

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

The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005

Net (loss)	$(2,671)	$(151)

Basic weighted-average shares outstanding	8,301,004	7,444,477
Dilutive potential shares from equity grants	—	—

Diluted weighted-average shares outstanding	8,301,004	7,444,477

Basic and diluted (loss) per share:
Net (loss)	$(0.32)	$(0.02)

In calculating diluted (loss) per share for the three-months ended March 31, 2006 and 2005 common stock equivalents of 330,055 and 995,007, respectively, were excluded due to their anti-dilutive effect on the calculation.

Business Segments

The Company has not presented business segment data, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” because it operates in one business segment, the investment advisory and asset management business.

Stock Options

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. In April 2005, the adoption date of SFAS No. 123R was delayed to financial statements issued for the first annual period beginning after June 15, 2005. The Company has adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 8 “Stock Options”.

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

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The Company believes that the adoption of this standard will not have a material effect on its consolidated financial statements.

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

Included in investment advisory fees receivable are approximately $9.8 million and $203,000 of accrued incentive fees as of March 31, 2006 and December 31, 2005, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.	Consolidation of CAP

As required by SFAS 94, the Company consolidates AIP in which the Company has a controlling financial interest. The consolidation of these partnerships does not impact the Company’s equity or net income. BKF GP has general partner liability with respect to its interest in each of the CAP.

The following table presents the consolidation of the CAP with BKF as of March 31, 2006. The consolidating statements of financial condition have been included to assist investors in understanding the components of financial condition and operations of BKF and the CAP. A significant portion of the results of operations have been separately identified in the consolidated statements of operations (dollar amounts in thousands):

	March 31, 2006
	BKF	CAP	Eliminations	Consolidated

Assets
Cash and cash equivalents	$3,735	$—	$—	$3,735
U.S. Treasury bills	24,315	—	—	24,315
Investment advisory and incentive fees receivable	13,572	—	(1)	13,571
Investments in securities, at value (cost $8,228)	9,621	—	—	9,621
Investments in affiliated partnerships	15,905	—	(13,359)	2,546
Prepaid expenses and other assets	2,240	19	—	2,259
Fixed assets (net of accumulated depreciation of $8,249)	4,360	—	—	4,360
Goodwill (net of accumulated amortization of $8,566)	14,796	—	—	14,796
Consolidated affiliated partnerships:
Due from broker	—	17,065	—	17,065
Investments in securities, at value (cost $9,063)	—	9,303	—	9,303

Total assets	$88,544	$26,387	$(13,360)	$101,571

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2006
	BKF	CAP	Eliminations	Consolidated

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$2,297	$23	$(1)	$2,319
Accrued bonuses	10,930	—	—	10,930
Accrued lease amendment expense	3,314	—	—	3,314
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $8,285)	—	8,493	—	8,493

Total liabilities	16,541	8,516	(1)	25,056

Minority interest in CAP	—	—	4,512	4,512

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 8,416,177 shares	8,416	—	—	8,416
Additional paid-in capital	88,396	—	—	88,396
Retained earnings	(12,839)	—	—	(12,839)
Unearned compensation — restricted stock	(11,970)	—	—	(11,970)
Capital from consolidated affiliated partnerships	—	17,871	(17,871)	—

Total stockholders’ equity	72,003	17,871	(17,871)	72,003

Total liabilities, minority interest and stockholders’ equity	$88,544	$26,387	$(13,360)	$101,571

5.	Investments in Affiliated Investment Partnerships and Related Revenue

Summary financial information, including the Company’s carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

March 31,
2006

Total AIP assets	$127,574.7
Total AIP liabilities	(26,858.8)
Total AIP capital balance	100,715.9
AIP net earnings	6,209.0
Company’s carrying value (including incentive allocations)	2,547.2
Company’s income on invested capital (excluding accrued incentive allocations)	325.3

Included in the carrying value of investments in AIP at March 31, 2006 and December 31, 2005 are accrued incentive allocations approximating $1.0 million and $5.2 million, respectively.

Included in the Company’s incentive fees and general partner incentive allocations are approximately $804,000 and $950,000 payable directly to employee owned and controlled entities (“Employee Entities”) for the three months ended March 31, 2006 and 2005, respectively. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $804,000 and $950,000 for the three months ended March 31, 2006 and 2005, respectively. These amounts are included in the Consolidated Statement of Operations.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $7.5 million and $19.2 million for the three months ended March 31, 2006 and 2005, respectively.

Included in investment advisory and incentive fees receivable at March 31, 2006 and December 31, 2005 are $720,000 and $1.9 million, respectively, of advisory fees from AIP and sponsored investment offshore vehicles. Also included in investment advisory and incentive fees receivable are $4.8 million and $11.2 million of incentive fees from sponsored offshore investment vehicles at March 31, 2006 and December 31, 2005, respectively.

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

7.	Non-Cash Transactions

First Quarter 2005:

•	Certain executive officers of the Company, who are subject to performance based criteria with regard to their 2004 compensation, and several employees were granted 75,344 shares of restricted stock with a value of approximately $3.2 million, which vest over a three-year period. The amount unearned as of March 31, 2005 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 112,874 shares of common stock for required withholding taxes in connection with the delivery of 280,854 RSU.

•	5,000 unvested RSU were forfeited.

•	The restriction on 9,600 shares of restricted stock was lifted and delivered.

•	9,000 shares of restricted stock were granted to non-employee Directors for 2005 Directors fees with a value of approximately $360,000.

First Quarter 2006:

•	Certain officers and employees of the Company were granted 145,000 shares of restricted stock with a value of approximately $2.0 million, which vest over a three-year period. The amount unearned as of March 31, 2005 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 74,428 shares of common stock for required withholding taxes in connection with the delivery of RSU and restricted stock.

•	11,953 shares of unvested restricted stock were forfeited.

•	The restriction on 5,764 shares of restricted stock was lifted and delivered.

•	4,592 shares of restricted stock were granted to non-employee Directors for 2005 Directors fees with a value of approximately $59,000.

8.	Stock Options

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

There was $291,000 of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) in the three months ended March 31, 2006.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from the public trading price of BKF stock. We used a 10 year option life as the expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R.

	Three Months
	March 31,	Year
	2006	2005

Expected volatility	39.79%	38.20%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	4.49%	4.51%
Expected option term (years)	10.0	10.0

The following table summarizes the information about stock option activity for the three months ended March 31, 2006:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2005	273,396	$18.61
Granted	50,000	13.75
Lapsed or canceled	(3,841)	13.03
Outstanding at March 31, 2006	319,555	17.91
Exercisable at March 31, 2006	82,055	17.31

At March 31, 2006 there was $2.1 million of total unrecognized compensation cost related to non-vested stock options,which is expected to be recognized over a weighted-average period of 2.50 years. The total fair value of options vested during the three months ended March 31, 2006 was $94,000.

9.	Income Taxes

There was a $74,000 provision for income taxes as of March 31, 2006. This amount differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate principally due to operating losses and the prior utilization of the Company’s tax carryback.

The Company has recorded a valuation allowance of approximately $3.1 million against its net deferred tax asset as of March 31, 2006. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future. The tax receivable on $672,000 as of March 31, 2006, represents cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Subsequent Events

On April 3, 2006, BKF commenced the liquidation of portfolios managed pursuant to an actively traded long-short equity alternative investment strategy. This strategy had approximately $619 million in assets under management as of March 31, 2006 and accounted for 56.8% of BKF’s first quarter revenues. The liquidation has been completed, and 95% of the assets under management were distributed back to investors by April 27, 2006.

Portfolios managed by BKF pursuant to the small-mid cap long-short equity alternative investment strategy were also liquidated in April 2006, and the proceeds will be distributed back to investors. The small-mid cap long-short equity strategy had $133 million in assets under management as of March 31, 2006.

During April, 2006 the Company agreed in principle to sublet approximately 16,000 square feet of office space in its headquarters office space to a third party. The company will establish a reserve of approximately $5 million at the point the sublease is signed. BKF is seeking to sublease additional space and will record reserves as appropriate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

As the result of changed business conditions created by the departure of key investment personnel and a steep decline in assets under management, BKF Capital Group, Inc. (“BKF Capital”) is currently evaluating all aspects of its operations and the overall business strategy of the firm. BKF is in the process of evaluating strategic alternatives, and the board of directors intends to develop a revised business plan.

BKF Capital operates entirely through BKF Asset Management, Inc. (“BKF”), an investment adviser registered with the Securities and Exchange Commission. BKF specializes in managing equity portfolios for institutional investors. BKF offers long-only equity and alternative investment strategies. BKF also acts as the managing general partner of a number of investment partnerships.

With respect to accounts managed pursuant to its long-only equity strategies, BKF generally receives advisory fees based on a percentage of the market value of assets under management, including market appreciation or depreciation and client contributions and withdrawals. In some cases, BKF may receive performance-based fees from accounts pursuing long-only equity strategies. With respect to private investment vehicles and separate accounts managed pursuant to similar strategies, BKF is generally entitled to receive both a fixed management fee based on a percentage of the assets under management and a share of net profits.

At March 31, 2006, assets under management at BKF were $4.0 billion, down from $13.1 billion a year earlier. (See below and “The Three Months Ended March 31, 2006 as Compared to The Three Months Ended March 31, 2005” for information regarding subsequent withdrawals and the wind-up of certain investment strategies.) Following is a comparison of BKF’s assets under management as defined by product and client type (all amounts in millions):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2005	2005	2005	2005

Long-Only Accounts:
Institutional	$1,232	$1,450	$2,176	$2,457	$2,723
Sub-Advisory	328	325	588	2,534	2,744
Non-Institutional	34	42	1,702	1,708	1,671
Wrap	1,623	1,853	2,062	2,143	2,225

Total Long-Only	3,217	3,670	6,528	8,842	9,363
Alternative Strategies:
Event Driven	—	—	1,859	2,098	2,262
Active Long-Short	619	665	734	768	849
Short-Biased	—	—	336	460	423
Small-Mid Cap	133	120	115	109	118
Other Private Investment Funds	22	47	72	106	75

Total Alternative Strategies	774	832	3,116	3,541	3,727

Total	$3,991	$4,502	$9,644	$12,383	$13,090

In April 2006, BKF announced that two of its alternative investment strategies would be wound up — the actively traded long-short equity and small-mid cap long-short equity strategies — as the result of the departures of the senior portfolio managers for the strategies. Portfolios following these strategies were liquidated in April 2006 and the proceeds are being returned to investors. As a result, substantially all of the accounts following alternative investment strategies have been terminated. In addition, long-only strategies experienced approximately $650 million in additional withdrawals in April 2006.

Since the beginning of the year, the number of employees at BKF has been reduced from 96 to 54 (including employees with whom there are arrangements to leave by the conclusion of the second quarter).

BKF also has a wholly-owned broker-dealer subsidiary that clears through Bear Stearns Securities Corp. on a fully disclosed basis. It is anticipated that this broker-dealer subsidiary will cease to service customer accounts at some time during the second quarter of 2006. Historically, the broker-dealer’s clients have been advisory clients of BKF Asset Management, and the trades executed through the broker-dealer were generally placed by BKF Asset Management in its capacity as investment adviser. During the first quarter of 2006, the trading activity at the accounts of the broker-dealer was primarily generated by accounts managed by a firm founded by John A. Levin, the former Chief Executive Officer of BKF.

RISK FACTORS AND RECENT EVENTS

The following risks, among others, sometimes have affected, and in the future could affect BKF’s business, financial condition or results of operations. The risks described below are not the only ones facing BKF. Additional risks not presently known to BKF or that BKF currently deems insignificant may also impact its business.

BKF is dependent on key personnel

BKF is largely dependent on the efforts of its senior investment professionals. The loss of the services of key investment personnel could have a material adverse effect on BKF because it could jeopardize its relationships with clients and result in the loss of those accounts. The loss of the senior investment professionals managing a particular strategy could result in the discontinuation of that strategy by BKF. (As described in “Results of Operations — Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005.”)

In November 2005, Philip Friedman, who was appointed Chief Investment Officer of BKF in October 2005, entered into a compensation arrangement that extends through December 2006 the 2005 economic arrangement for the long-only investment team and teams managing certain alternative investment strategies. This extension contemplated that a superseding, longer-term economic arrangement would be reached in the first quarter of 2006. No such agreement has been reached, and as a result of the failure to reach a superseding agreement in the first quarter of 2006, Mr. Friedman and his long-only investment team have been paid 25% of their 2006 bonus pool. There can be no assurance that Mr. Friedman or his investment team will remain through 2006 or that BKF will offer the strategies managed by these investment professionals through 2006.

BKF is dependent on a limited number of investment strategies

Following the termination of its actively-traded long-short and small-mid cap long-short alternative investment strategies in April 2006, BKF has one investment offering from which it derives most of its revenue — a large cap value strategy. This strategy, together with other long-only strategies managed by BKF, has experienced a decline in assets under management of approximately $1.1 billion from the beginning of the year through April 30, 2006 (See “Results of Operations — Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005”). Any adverse developments with regard to the large cap value strategy will have a material adverse effect on BKF’s business.

Adverse developments with regard to significant customers or relationships could adversely affect BKF’s revenues

In excess of 57.2% of the long-only assets under management were held in wrap fee accounts as of April 30, 2006, and the vast majority of the accounts were held with a single wrap fee sponsor. In addition, three clients (including the wrap fee sponsor) accounted for approximately 72.7% of BKF’s assets under management as of April 30, 2006.

A decline in the performance of the securities markets could have an adverse effect on BKF’s revenues

BKF’s operations are affected by many economic factors, including the performance of the securities markets. Declines in the securities markets, in general, and the equity markets, in particular, would likely reduce BKF’s assets under management and consequently reduce its revenues. In addition, any continuing decline in the equity markets, failure of these markets to sustain their prior rates of growth, or continued volatility in these markets could result in investors’ withdrawing from the equity markets or decreasing their rate of investment, either of which would likely adversely affect BKF. BKF’s rates of growth in assets under management and revenues have varied from year to year. BKF’s current long-only investment strategies are “value” oriented, and a general decline in the performance of “value” securities could have an adverse effect on BKF’s revenues. BKF also offers alternative investment strategies. The failure to implement these strategies effectively could likewise impact BKF’s revenues. Poor investment performance could adversely affect BKF’s financial condition.

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

A decrease in BKF’s management fees, the cancellation of investment management agreements or poor investment performance by the BKF private investment funds could adversely affect BKF’s results

Management Fees.  Some segments of the investment management industry have experienced a trend toward lower management fees. BKF must maintain a level of investment returns and service that is acceptable to clients given the fees they pay. No assurance can be given that BKF will be able to maintain its current fee structure or client base. Reduction of the fees for new or existing clients could have an adverse impact on BKF’s results.

Cancellation of Investment Management Agreements.  It is expected that BKF will derive almost all of its revenue from investment management agreements. The agreements with BKF’s separately-managed account clients generally are terminable by the client without penalty and with little or no notice. Any failure to renew, or termination of, a significant number of these agreements could have an adverse effect on BKF.

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

Management believes that the most important factors affecting BKF’s ability to attract and retain clients are the abilities, performance records and reputations of its portfolio managers, the ability to hire and retain key investment personnel, the attractiveness of investment strategies to potential investors and competitive fees and investor service. BKF’s ability to increase and retain client assets could be adversely affected if client accounts underperform client expectations or if key investment personnel leave BKF. BKF’s ability to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under prevailing market conditions. The absence of significant barriers to entry by new investment management firms in the institutional managed accounts business increases competitive pressure. Since BKF is a relatively smaller asset management company, changes in customers, personnel and strategies and other business developments may have a greater impact on BKF than they would have on larger, more diversified asset management companies.

BKF is dependent on information systems and administrative, back-office and trade execution functions

BKF is highly dependent on information systems and technology and depends, to a great extent, on third parties who are responsible for managing, maintaining and updating these systems. No assurance can be given that BKF’s current systems will continue to be able to accommodate its growth or that the costs of its outsourcing arrangements will not increase. The failure to accommodate growth or an increase in costs could have an adverse effect on BKF.

Success in the investment management industry also depends on the ability of an investment manager, and third parties with whom the investment manager contracts, to successfully perform administrative, back-office and trade execution functions. A failure by BKF or a third party contracted by BKF to perform such functions could adversely impact BKF’s revenues.

Conflicts of interest may arise and adversely affect BKF

From time to time, BKF’s officers, directors and employees may own securities which one or more of its clients also own. Although BKF maintains internal policies regarding individual investments by its officers, directors and employees which require them to report securities transactions and restrict certain transactions so as to minimize possible conflicts of interest, possible conflicts of interest may arise that could have adverse effects on BKF. Similarly, conflicting investment positions may develop among various investment strategies managed by BKF. Although BKF has internal policies in place to address such situations, such conflicts could have adverse effects on BKF.

Government regulations may adversely affect BKF and BKF Capital

Virtually all aspects of BKF’s business are subject to various federal and state laws and regulations. BKF is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational and disclosure obligations. BKF Asset Management is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and BKF GP is registered with that agency as a commodity pool operator. BKF Asset Management and BKF GP are members of the National Futures Association. LEVCO Securities is registered as a broker-dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. and is a member of the Municipal Securities Rulemaking Board. In addition, BKF is subject to the Employee Retirement Income Security Act of 1974 and its regulations insofar as it is a “fiduciary” with respect to certain clients. Furthermore, BKF Capital, as a publicly traded company listed on the New York Stock Exchange, is subject to the federal securities laws, including the Securities Exchange Act of 1934, as amended, and the requirements of the exchange.

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

Based on the recent financial performance of BKF Capital and the decline in its stock price, BKF Capital may fall below the minimum continued listing criteria of the NYSE. In such event, the common stock of BKF Capital may be de-listed by the NYSE.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the three-month periods ended March 31, 2006 and March 31, 2005. The consolidation of the partnerships does not impact BKF’s equity or net income.

Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005

Revenues

Total revenues for the first quarter of 2006 were $19.83 million, reflecting a decrease of 39.7% from $32.89 million in revenues in the same period in 2005. This decrease is primarily attributable to the termination of the event-driven and short-biased strategies and the decline in assets under management of the long-only strategies. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Quarter Ended
	March 31,	March 31,
	2006	2005

Revenues:
Investments Management Fees (IMF)
Long-Only	$3,112	$8,544
Event-Driven	—	6,994
Active Long-Short	2,432	3,063
Short-Biased	—	1,069
Small Mid-Cap Long-Short	501	415
Other	11	115

Total IMF Fees	6,056	20,200

Incentive Fees and Allocations
Long-Only	772	1,024
Event-Driven	179	5,563
Active Long-Short	8,828	5,111
Short-Biased	—	97
Small Mid-Cap Long-Short	1,604	—
Other	65	23

Total Incentive Fees	11,448	11,818

Total Fees	17,504	32,018

Commission Income and Other	481	194
Investment and Interest Income	1,404	322
Investment Income from Consolidated Affiliated Partnerships	441	351

Total Revenue	$19,830	$32,885

The decline in asset-based advisory fees across all investment strategies was partly offset by the increase in incentive fees and allocations generated by the actively-traded long-short and small-mid cap long short alternative investment strategies as the result of improved performance. Incentive fees and general partner allocations are accrued on a quarterly basis but are primarily determined or billed and allocated, as the case may be, at the end of the applicable contract year or upon investor withdrawal or account termination. Such accruals may be reversed prior to being earned or allocated as the result of investment performance.

In April 2006, BKF announced that the actively traded long-short and small-mid cap long-short alternative investment strategies were being terminated as the result of the departures of the portfolio managers managing them. Portfolios following these strategies were liquidated in April 2006 and the proceeds are being returned to investors. These strategies accounted for 67% of the revenues generated by BKF Capital in the first quarter of 2006.

During the quarter, BKF experienced or received notification of net withdrawals and terminations of approximately $450 million with respect to its long-only strategies. Since March 31, 2006, BKF has experienced additional net withdrawals and terminations of approximately $650 million with respect to its long-only strategies. During the first quarter of 2006, the long-only accounts terminated since the beginning of the year generated approximately $399,000 in asset-based management fees.

Philip Friedman, Chief Investment Officer of BKF, is party to a compensation arrangement that extends the current economic arrangement for the long-only investment team through December 2006. This agreement contemplated that a superseding, longer-term economic arrangement would be reached in the first quarter of 2006; no such longer-term agreement has been reached. As a result, under the terms of the agreement, Mr. Friedman and his investment team have been paid 25% of their 2006 bonus pool. Mr. Friedman is not obligated to remain as an employee of the firm. In light of these changed business conditions, management is evaluating all aspects of its operations and the overall business strategy of the firm (including whether it will continue its current investment strategies). Since the beginning of the year, the number of employees at BKF has been reduced from 96 to 54 (including employees with whom there are arrangements to leave by the conclusion of the second quarter).

Commission income (net) and other for the first quarter of 2006 was $481,000, as compared to $194,000 for the first quarter of 2005. Of this 2006 amount, $355,000 represents payments from a firm founded by John A. Levin, the former Chief Executive Officer of BKF, pursuant to an agreement between Mr. Levin and BKF. The payments are based on a percentage of the revenues generated by clients of Mr. Levin’s new firm that had been clients of BKF. Revenue generated by the broker-dealer business declined as the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts. BKF expects that it will cease to receive commissions from the current clients of the broker-dealer at some point during the second quarter of 2006. During the first quarter of 2006, the trading activity at the accounts of the broker-dealer was primarily generated by accounts managed by Mr. Levin’s firm.

Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships was $441,000 in the first quarter of 2006, as compared to $351,000 in the first quarter of 2005. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than BKF GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses

Total expenses for the first quarter of 2006 were $22.32 million, reflecting a decrease of 29.8% from $31.78 million in expenses in the same period in 2005. Total expenses excluding amortization of finite life intangibles were $21.21 million in the first quarter of 2006, reflecting a decrease of 29.4% from $30.03 million for the first quarter of 2005.

Employee compensation and benefit expense (including grants of equity awards) was $16.58 million in the first quarter of 2006, reflecting a decrease of 34.2% from $25.20 million in the first quarter of 2005. These results primarily reflect the reduction of personnel relating to the termination of the event-driven strategies.

Occupancy and equipment rental was $1.43 million in the first quarter of 2006, reflecting a 10.1% decrease from $1.59 million in the same period in 2005, primarily as the result of a decrease in depreciation expense.

Other operating expenses were $3.16 million in the first quarter of 2006, reflecting a 1.2% decrease from $3.20 million in the same period in 2005, as higher professional fees were offset by lower promotional costs and third party referral fees.

The decrease in amortization expense from $1.75 million for the first quarter of 2005 to $1.11 million for the first quarter of 2006 reflects (i) the impairment in the third and fourth quarters of 2005 of the value of certain investment advisory contracts that were treated as intangible assets in connection with the 1996 acquisition by BKF Capital of John A. Levin & Co., Inc. (now known as BKF Asset Management, Inc.) and (ii) the further impairment of the value of such contracts in the first quarter of 2006, resulting in the complete amortization of these intangible assets as of March 31, 2006. These assets were being amortized over a ten year period that was to conclude on June 30, 2006. The impairments resulted from the terminations of these contracts.

BKF continues to be in the process of reducing personnel and seeking to sublease a significant portion of its premises, which can be expected to result in charges relating to lease and personnel costs. In April 2006, BKF reached an agreement in principle to sublease approximately 16,000 square feet of its office space to a third party. If and when the sublease is signed, BKF will establish a reserve of approximately $5 million. BKF is seeking to sublease additional space, for which additional reserves will be taken.

Operating Income/Loss

Operating loss for the first quarter of 2006 was $2.49 million, as compared to operating income of $1.10 million in the same period in 2005. Operating loss excluding the amortization of finite life intangibles and the total income from consolidated affiliated partnerships was $1.82 million in the first quarter of 2006, as compared to operating income excluding the amortization of finite life intangibles and the total income from consolidated affiliated partnerships of $2.51 million in the same period in 2005.

Income Taxes

The total income tax expense was $74,000 in the first quarter of 2006, as compared to $1.10 million for the same period in 2005. This expense includes a $491,000 valuation reserve against a net deferred tax asset. Management believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future. An effective tax rate of approximately 38% (before amortization and value reserve) was used make the determination with the respect to the provision for taxes at March 31, 2006, while an effective tax rate of approximately 41% (before amortization) was used to calculate the provision for taxes at March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

BKF’s current assets as of March 31, 2006 consist primarily of cash, short-term investments and investment advisory and incentive fees receivable. In addition to using capital to fund daily operations, BKF utilizes capital to develop and seed new investment products.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, because of the liquidation of various alternative investment vehicles in 2005 and 2006 and the significant decrease in revenues expected as the result of terminations and withdrawals, it is anticipated that cash flow from operating activities will not be sufficient to fund operations in 2006, and that BKF will use a portion of its existing working capital for such purposes. Cash and cash equivalents, U.S. Treasury bills, investment advisory and incentive fees receivable, investments in securities and investments in affiliated partnerships aggregated $53.79 million at March 31, 2006. BKF also had approximately $16.56 million of total liabilities at such date. These totals exclude the effects of consolidated affiliated partnerships (see Note 4 of Notes to Consolidated Financial Statements).

At March 31, 2006, BKF had cash, cash equivalents and U.S. Treasury bills of $28.05 million, compared to $56.82 million at December 31, 2005. This decrease primarily reflects the payment of cash bonuses in 2006 that were accrued in 2005, which was partly offset by the collection of receivables and the annual withdrawal of general partner incentive allocations from affiliated investment partnerships. The decrease in investment advisory and incentive fees receivable from $21.81 million at December 31, 2005 to $13.57 million at March 31, 2006 primarily reflects the receipt of incentive fees earned in 2005, which was partly offset by the investment advisory and incentive fees receivable generated during the three months ended March 31, 2006. The decrease in investments in affiliated investment partnerships from $7.70 million at December 31, 2005 to $2.55 million at March 31, 2006 primarily reflects the withdrawal of general partner incentive allocations from the partnerships earned with respect to 2005. Incentive allocations typically are withdrawn within three months following the end of the calendar year to pay compensation and other expenses.

The decrease in investments in securities from consolidated affiliated partnerships to $9.30 million at March 31, 2006 from $14.58 million at December 31, 2005 reflects the decrease in the number of affiliated partnerships consolidated as of March 31, 2006 as compared to December 31, 2005.

Accrued expenses were $2.32 million at March 31, 2006, as compared to $5.64 million at December 31, 2005. Such expenses were comprised primarily of accruals for third party marketing fees and professional fees relating to public company expenses. Third party marketing fees are based on a percentage of accrued revenue, and such accruals may be reversed based on the subsequent investment performance of the relevant accounts through the end of the applicable performance measurement period. The payment of third party marketing fees was partly offset by the expenses accrued during the three months ended March 31, 2006.

Accrued bonuses were $10.93 million at March 31, 2006, as compared to $43.02 million at December 31, 2005, reflecting the payment of 2005 bonuses and the accrual for 2006 bonuses.

In addition, the loss of accounts and cost cutting measures to be implemented by BKF in 2006 may result in charges relating to lease and personnel costs. Except for its lease commitments, which are discussed in Note 10 in the Notes to Consolidated Financial Statements in BKF’s Annual Report on Form 10-K for the year ended December 31, 2005, BKF has no material commitments for capital expenditures.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by BKF Capital since December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Since BKF’s revenues are largely driven by the market value of BKF’s assets under management, these revenues are exposed to fluctuations in the equity markets. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues of the current quarter or the following quarter (with regard to wrap program accounts). Furthermore, since BKF manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on BKF’s revenues. Because BKF is primarily in the asset management business and manages equity portfolios, changes in interest rates, foreign currency exchange rates, commodity prices or other market rates or prices impact BKF only to the extent they are reflected in the equity markets.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

See “Part I. Financial Information. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors and Recent Events.” These risk factors reflect adverse material developments that have taken place since the filing of the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On May 5, 2006, BKF Capital and Norris Nissim, Senior Vice President, General Counsel and Secretary, entered into a Transition/Separation Agreement (the “Agreement”) pursuant to which Mr. Nissim shall continue to be employed by BKF through June 30, 2006 (the “Termination Date”) and shall make himself available to assist BKF Capital and BKF for the period from the Termination Date through September 29, 2006 (the “Assistance Period”). Through the Termination Date (the “Transition Period”), Mr. Nissim shall continue to receive his base salary at the rate of $250,000 per annum and receive all other benefits to which he is entitled as an employee. On the Termination Date, Mr. Nissim shall receive an additional payment of $175,000, and during the Assistance Period shall receive payments of $150,000 on each of August 15, 2006 and September 29, 2006. For the period from July 1, 2006 through December 31, 2006, BKF shall continue to pay for group health insurance coverage for Mr. Nissim. BKF will indemnify and hold harmless Mr. Nissim to the fullest extent permitted under applicable law, including following termination of Mr. Nissim’s employment. Under the terms of the Agreement, Mr. Nissim and BKF entered into customary mutual general releases concurrent with the execution of the Agreement. The mutual general releases release the other party of all claims relating to matters occurring up to and including the signing of the Agreement, other than claims to enforce the terms of the Agreement and Mr. Nissim’s rights to benefits, if any, under the BKF’s employee benefit plans. Under the Agreement, Mr. Nissim may be solicited for employment at any time, and hired after the Termination Date. Mr. Nissim has agreed that he will not participate in any competitive activity with BKF’s business interests at any time prior to the Termination Date; provided, however, that Mr. Nissim may make passive investments in any corporation or entity. Pursuant to the Agreement, Mr. Nissim’s change of control agreement dated as of June 1, 2005 was terminated in all respects.

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Reform Act. For those statements, BKF claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF’s current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and BKF’s actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: changes in business strategy; retention and ability of qualified personnel; the performance of the securities markets and of value stocks in particular; the investment performance of client accounts; the retention of significant client and/or distribution relationships; competition; the existence or absence of adverse publicity; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred to in this document and in BKF’s other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF’s control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF’s policy generally not to make any specific projections as to future earnings, and BKF does not endorse any projections regarding future performance that may be made by third parties.

Item 6.	Exhibits

10.1	Transition/Separation Agreement, dated as of May 5, 2006, between BKF Capital Group, Inc. and Norris Nissim
10.2	Employment Agreement, dated as of January 4, 2006, between BKF Capital Group, Inc. and J. Clarke Gray (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated January 6, 2006)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BKF Capital Group, Inc.

By:	/s/ John C. Siciliano
John C. Siciliano
Chief Executive Officer
and President

By:	/s/ J. Clarke Gray
J. Clarke Gray
Senior Vice President and
Chief Financial Officer

Date: May 10, 2006