Form 10-Q
period 2006-06-30
BKF CAPITAL GROUP INC
filed 2006-08-09
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of August 1, 2006, 8,221,473 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30,	December 31,
	2006	2005

Assets
Cash and cash equivalents	$21,839	$14,432
U.S. Treasury bills	17,289	42,384
Investment advisory and incentive fees receivable	967	21,805
Investments in securities, at value (cost $3,818 and $6,839, respectively)	4,403	7,685
Investments in affiliated partnerships	76	7,696
Prepaid expenses and other assets	3,231	2,373
Fixed assets (net of accumulated depreciation of $7,770 and $8,000, respectively)	2,404	4,783
Goodwill (net of accumulated amortization of $13,613 and $8,566 respectively)	9,749	14,796
Investment advisory contracts (net of accumulated amortization)	—	1,107
Consolidated affiliated partnerships:
Due from broker	6,253	16,783
Investments in securities, at value (cost $3,989 and $13,841, respectively)	4,036	14,578

Total assets	$70,247	$148,422

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$4,173	$5,638
Accrued compensation	2,849	43,020
Accrued lease amendment expense and sublease reserves	6,516	3,420
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $2,313 and $6,878, respectively)	2,320	7,084
Partner contributions received in advance	—	506

Total liabilities	15,858	59,668

Minority interest in consolidated affiliated partnerships	2,794	13,161

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 8,255,264 and 8,180,057 shares, respectively	$8,255	8,180
Additional paid-in capital	84,205	88,887
Accumulated deficit	(33,510)	(10,168)
Unearned compensation — restricted stock and restricted stock units	(7,355)	(11,306)

Total stockholders’ equity	51,595	75,593

Total liabilities, minority interest and stockholders’ equity	$70,247	$148,422

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Investment advisory fees	$2,303	$19,142	$8,359	$39,342
Incentive fees	(1,370)	9,256	10,078	21,074
Commission income and other	371	183	852	377
Net realized and unrealized gain (loss) on investments	(501)	228	545	349
Interest income	321	265	679	465
From consolidated affiliated partnerships:
Net realized and unrealized gain (loss) on investments	(109)	588	192	914
Interest and dividend income	157	64	297	89

Total revenues	$1,172	$29,726	$21,002	$62,610

Expenses:
Employee compensation and benefits	$5,642	$23,053	$22,033	$46,944
Employee compensation relating to equity grants	283	1,600	470	2,912
Occupancy & equipment rental	1,706	1,723	3,133	3,311
Other operating expenses	1,690	3,573	4,922	6,769
Amortization of intangibles	—	1,752	1,107	3,504
Interest expense	7	20	35	40
Other operating expenses from consolidated affiliated partnerships	39	39	58	61

Total expenses	$9,367	$31,760	$31,758	$63,541

Operating income (loss)	(8,195)	(2,034)	(10,756)	(931)
Minority interest in consolidated affiliated partnerships	(21)	(234)	(131)	(393)

Losses resulting from restructuring expenses	$12,455		$12,455

Income (loss) before taxes	(20,671)	(2,268)	(23,342)	(1,324)

Income tax expense	—	(91)	—	1,004

Net (loss)	(20,671)	$(2,177)	(23,342)	$(2,328)

(Loss) per share:
Basic and Diluted	$(2.48)	$(0.29)	$(2.80)	$(0.31)

Weighted average shares outstanding
Basic and Diluted	8,346,545	$7,529,850	8,323,900	7,487,399

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities
Net (loss)	$(23,342)	$(2,328)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	2,013	4,598
Losses resulting from restructuring expenses	9,984
Expense for vesting of restricted stock and stock units	496	3,071
Tax benefit related to employee compensation plans	—	2,518
Change in deferred tax asset	—	1,381
Unrealized (gain) loss on investments in securities	(546)	61
Decrease in U.S. treasury bills	25,095	5,904
Decrease in investment advisory and incentive fees receivable	20,838	$11,879
(Increase) in prepaid expenses and other assets	(858)	(1)
Decrease in investments in affiliated investment partnerships	7,620	8,513
Decrease (Increase) in investments in securities	3,828	(1,120)
(Decrease) in accrued expenses	(1,465)	(1,160)
(Decrease) in accrued bonuses	(40,171)	(10,665)
(Decrease) in accrued lease amendment expense	(232)	(212)
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	132	393
Decrease (Increase) in due from broker	10,530	(9,619)
Decrease (Increase) in securities	10,542	(2,757)
(Decrease) Increase in securities sold short	(4,764)	2,683

Net cash provided by operating activities	$19,700	$13,139

Cash flows from investing activities
Fixed asset additions	(136)	(536)

Net cash (used in) investing activities	(136)	(536)

Cash flows from financing activities
Issuance of common stock	(1,146)	(4,187)
Dividends paid to shareholders	—	(9,953)
Consolidated affiliated partnerships:
(Decrease) in partner contributions received in advance	(506)	—
Partner subscriptions	1,100	3,945
Partner redemptions	(11,605)	—

Net cash (used in) financing activities	(12,157)	(10,195)

Net increase (decrease) in cash and cash equivalents	7,407	2,408
Cash and cash equivalents at the beginning of the year	14,432	3,582

Cash and cash equivalents at the end of the period	$21,839	$5,990

Supplemental disclosure of cash flow information
Cash paid for interest	$15	$40

Cash paid for taxes	$111	$47

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2006
(Amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings (Deficit)	Compensation	Total

Balance at December 31, 2002	$6,642	$78,990	$30,434	$(12,016)	$104,050
Grants of restricted stock units	—	10,380	—	(2,193)	8,187
Issuance of common stock	184	(2,066)	—	—	(1,882)
Tax benefit related to employee compensation plans	—	633	—	—	633
Net (loss)	—	—	(8,380)	—	(8,380)

Balance at December 31, 2003	$6,826	$87,937	$22,054	$(14,209)	$102,608
Grants of restricted stock and restricted stock units	65	(2,744)	—	8,814	6,135
Issuance of common stock	384	(1,167)	—	—	(783)
Tax benefit related to employee compensation plans	—	4,432	—	—	4,432
Dividend, net of compensation expense(1)	—	—	(2,781)	—	(2,781)
Net (loss)	—	—	(1,765)	—	(1,765)

Balance at December 31, 2004	$7,275	$88,458	$17,508	$(5,395)	$107,846
Grants of restricted stock units and restricted stock	388	5,965	—	(5,911)	442
Issuance of common stock	517	(6,414)	—	—	(5,897)
Tax benefit related to employee compensation plans	—	878	—	—	878
Dividends, net of compensation expense(1)	—	—	(11,811)	—	(11,811)
Net (loss)	—	—	(15,865)	—	(15,865)

Balance at December 31, 2005	$8,180	$88,887	$(10,168)	$(11,306)	$75,593
Grants of restricted stock units and restricted stock	(32)	(3,027)	—	3,951	892
Issuance of common stock	107	(2,144)	—	—	(2,037)
Grants of stock options	—	489	—	—	489
Net (loss)	—	—	(23,342)	—	(23,342)

Balance at June 30, 2006	$8,255	$84,205	$(33,510)	$(7,355)	$51,595

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, necessary to present fairly the financial position of BKF Capital Group, Inc. and its subsidiaries (the “Company”) at June 30, 2006 and the results of operations for the six months and three months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005 subject to the organization’s ability to continue as a going concern. In light of the changed business conditions created by the departure of key investment personnel and a resulting steep decline in assets under management, BKF Capital Group, Inc. is currently evaluating strategic alternatives. While the Company has more than sufficient liquidity to meet annual funding requirements for operations for a number of years into the future, it is expected that due to the lack of revenue the Company will need to raise additional capital in order to implement a revised business plan. The results of operations for the six month and three month periods ended June 30, 2006 should not be taken as indicative of the results of operations that may be expected for the entire year 2006.

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

The Consolidated Financial Statements of the Company include its wholly-owned subsidiaries LEVCO Europe Holdings, Ltd. (“LEVCO Holdings”) and its wholly-owned subsidiary, LEVCO Europe, LLP (“LEVCO Europe”), BKF Asset Management, Inc., (“BAM”), BKF’s two wholly-owned subsidiaries, BKF GP Inc. (“BKF GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. Three investment partnerships were consolidated at June 30, 2006 and five at December 31, 2005. In addition, the operations of three investment partnerships were included in the statements of operation and cash flows for the six-months ended June 30, 2006 and June 30, 2005. Currently LEVCO Holding, LEVCO Securities, and the affiliated partnerships are in the process of winding down and it is expected they will be liquidated by the end of 2006. All intercompany transactions have been eliminated in consolidation.

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

Investments in Affiliated Investment Partnerships

BKF GP serves as the managing general partner for several affiliated investment partnerships (“AIP”), which primarily engage in the trading of publicly traded equity securities and in the case of one partnership, distressed corporate debt. The assets and liabilities and results of operations of the AIP are not included in the Company’s consolidated statements of financial condition with the exception of BKF GP’s equity ownership and certain AIP whereby BKF GP is deemed to have a controlling interest in the partnership (see Note 4). The limited partners of the AIP have the right to redeem their partnership interests at least quarterly.

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

BKF GP’s investment amount in the unconsolidated AIP equals the sum total of its capital accounts, including incentive allocations, in the AIP. Each AIP values its underlying investments in accordance with policies as described in its audited financial statements and underlying offering memoranda. It is the Company’s general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end. BKF GP has general partner liability with respect to its interest in each of the AIP and has no investments in the AIP other than its interest in these partnerships. See Note 5 — Investments in Affiliated Investment Partnerships and Related Revenue.

Income Taxes

The Company accounts for income taxes under the liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur.

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

During the first quarter of calendar year 2006, the Company completed the amortization of certain long-lived assets (investment advisory contracts). These investment advisory contracts relate to cost in excess of the net assets acquired in June 1996, were reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. In 2005 the Company was terminated as the investment advisor for a significant number of accounts to which the investment advisory contracts relate. The Company performed a valuation of the intangible assets (under SFAS No. 144) and determined that the estimated discounted cash flows for the remaining investment advisory accounts acquired by the Company in 1996 was less than the carrying value of the related assets as determined using the Income approach. As a result, the Company recorded a charge of approximately $2.4 million during 2005 representing the difference between the fair value and the carrying value of the group of assets and recorded a charge of $1.1 million in the first quarter to fully amortize these contracts. Such amount is reflected in amortization expense in the Consolidated Statement of Operations.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The cost in excess of net assets of BKF acquired by the Company in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. During the second quarter of 2006 the Company determined that goodwill which it carried as $14.8 million since January 1, 2002 had become partially impaired because of the substantial losses the business incurred as a result of the substantial loss of assets under management due to the loss of key personnel. As a result the Company recorded a charge of $5.0 million to partially amortize the balance. Such amount is reflected in restructuring losses in the consolidated Statement of Operations. On July 24, 2006, the Company executed a separation agreement with its Chief Investment Officer. As a result the Company determined that under the circumstances it would not continue managing its long only investment strategies past September 30, 2006. At that point the Company will have no assets under management and no operating businesses. The effect will be the full impairment of the remaining goodwill and the Company will record a $9.8 million charge during the third quarter of 2006.

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

The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net (loss)	$(20,671)	$(2,177)	$(23,342)	$(2,328)

Basic weighted-average shares outstanding	8,346,545	7,529,850	8,323,900	7,487,399
Dilutive potential shares from equity grants	—	—	—	—

Diluted weighted-average shares outstanding	8,346,545	$7,529,850	8,323,900	$7,487,399

Basic and diluted (loss) per share	$(2.48)	$(0.29)	$(2.80)	$(0.31)

In calculating diluted (loss) per share for the three and six months ended June 30, 2006 and 2005 common stock equivalents of 300,000 and 995,007, respectively, were excluded due to their anti-dilutive effect on the calculation.

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

Included in investment advisory fees receivable are approximately $507,000 and $203,000 of accrued incentive fees as of June 30, 2006 and December 31, 2005, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed. For the three months ended June 30, 2006 approximately $1,370,000 of accrued incentives fees were reversed as a result of a decline in performance incurred during the quarter.

4.	Consolidation of CAP

As required by SFAS 94, the Company consolidates AIP in which the Company has a controlling financial interest. The consolidation of these partnerships does not impact the Company’s equity or net income. BKF GP has general partner liability with respect to its interest in each of the CAP.

The following table presents the consolidation of the CAP with BKF as of June 30, 2006. The consolidating statements of financial condition have been included to assist investors in understanding the components of

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial condition and operations of BKF and the CAP. A significant portion of the results of operations have been separately identified in the consolidated statements of operations (dollar amounts in thousands):

	June 30, 2006
	BKF	CAP	Eliminations	Consolidated

Assets
Cash and cash equivalents	$21,839	$—	$—	$21,839
U.S. Treasury bills	17,289	—	—	17,289
Investment advisory and incentive fees receivable	969	(2)		967
Investments in securities, at value (cost $3,818)	4,403	—	—	4,403
Investments in affiliated partnerships	5,219	—	(5,143)	76
Prepaid expenses and other assets	3,227	4	—	3,231
Fixed assets (net of accumulated depreciation of $7,770)	2,404	—	—	2,404
Goodwill (net of accumulated amortization of $13,613)	9,749	—	—	9,749
Consolidated affiliated partnerships:
Due from broker	—	6,253	—	6,253
Investments in securities, at value (cost $3,989)	—	4,036	—	4,036

Total assets	$65,099	$10,291	$(5,143)	$70,247

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$4,139	$34	$—	$4,173
Accrued bonuses	2,849	—	—	2,849
Accrued lease amendment expense	6,516	—	—	6,516
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $2,313)	—	2,320	—	2,320

Total liabilities	$13,504	2,354		$15,858

Minority interest in CAP	—	—	2,794	2,794

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 8,255,264 shares	$8,255	—	—	$8,255
Additional paid-in capital	84,205	—	—	84,205
Accumulated deficit	(33,510)	—	—	(33,510)
Unearned compensation — restricted stock	(7,355)	—	—	(7,355)
Capital from consolidated affiliated partnerships	—	7,937	(7,937)	—

Total stockholders’ equity	$51,595	$7,937	$(7,937)	$51,595

Total liabilities, minority interest and stockholders’ equity	$65,099	$10,291	$(5,143)	$70,247

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments in Affiliated Investment Partnerships and Related Revenue

Summary financial information, including the Company’s carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

June 30,
2006

Total AIP assets	$5,830
Total AIP liabilities	(271)
Total AIP capital balance	5,559
AIP net earnings	(481)
Company’s carrying value (including incentive allocations)	76
Company’s (loss) on invested capital (excluding accrued incentive allocations)	(2)

Included in the carrying value of investments in AIP at June 30, 2006 and December 31, 2005 are accrued incentive allocations approximating $0 and $5.2 million, respectively.

Included in the Company’s incentive fees and general partner incentive allocations are approximately $0 and $964,000 payable directly to employee owned and controlled entities (“Employee Entities”) for the three months ended June 30, 2006 and 2005, respectively and $755,000 and $1.9 million for the six months ended June 30, 2006 and 2005 respectively. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $0 and $964,000 for the three months ended June 30, 2006 and 2005, respectively and $755,000 and $1.9 million for the six months ended June 30, 2006 and 2005 respectively. These amounts are included in the Consolidated Statement of Operations.

The Company recorded investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $(0.3) and $18.2 million for the three months ended June 30, 2006 and 2005, respectively and $7.2 million and $37.3 million for the six months ended June 30, 2006 and 2005 respectively.

Included in investment advisory and incentive fees receivable at June 30, 2006 and December 31, 2005 are $0 and $1.9 million, respectively, of advisory fees from AIP and sponsored investment offshore vehicles. Also included in investment advisory and incentive fees receivable are $0.2 and $11.2 million of incentive fees from sponsored offshore investment vehicles at June 30, 2006 and December 31, 2005, respectively.

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

7.	Non-Cash Transactions

First Quarter 2005:

•	Certain executive officers of the Company, who are subject to performance based criteria with regard to their 2004 compensation, and several employees were granted 75,344 shares of restricted stock with a value of approximately $3.2 million, which vest over a three-year period. The amount unearned as of March 31, 2005 is recorded as unearned compensation in the consolidated statement of financial condition.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company withheld 112,874 shares of common stock for required withholding taxes in connection with the delivery of 280,854 restricted stock units (“RSU”).

•	5,000 unvested RSU were forfeited.

•	The restriction on 9,600 shares of restricted stock was lifted and delivered.

•	9,000 shares of restricted stock were granted to non-employee Directors for 2005 Directors fees with a value of approximately $360,000.

Second Quarter 2005:

•	The restriction on 4,800 shares of restricted stock was lifted and delivered.

•	3,433 shares of restricted stock were granted to several employees with a value of approximately $132,000, of which 1,174 unvested shares were forfeited.

First Quarter 2006:

•	Certain officers and employees of the Company were granted 145,000 shares of restricted stock with a value of approximately $2.0 million, which vest over a three-year period. The amount unearned as of March 31, 2006 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 74,428 shares of common stock for required withholding taxes in connection with the delivery of RSU and restricted stock.

•	11,953 shares of unvested restricted stock were forfeited.

•	The restriction on 5,764 shares of restricted stock was lifted and delivered.

•	4,592 shares of restricted stock were granted to non-employee Directors for 2005 Directors fees with a value of approximately $59,000.

Second Quarter 2006:

•	181,650 shares of unvested restricted stock were forfeited.

•	The restriction on 4,382 shares of restricted stock was lifted and delivered.

•	12,500 shares of restricted stock were granted to a non-employee service provider with a value of approximately $107,000.

8.	Stock Options

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

There was $489,000 and $198,000 of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) in the six months and three months ended June 30, 2006 respectively.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from the public trading price of BKF stock. The Company used a 10 year option life as the expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R.

Six Months
June 30,
2006

Expected volatility	39.79%
Expected annual dividend yield	0.00%
Risk free rate of return	4.49%
Expected option term (years)	10.0%

The following table summarizes the information about stock option activity for the six months ended June 30, 2006:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2005	273,396	$18.61
Granted	50,000	13.75
Lapsed or canceled	(3,841)	13.03

Outstanding at March 31, 2006	319,555	17.91
Exercisable at March 31, 2006	82,055	17.31
Lapsed or canceled	(19,555)	15.40
Outstanding at June 30, 2006	300,000	18.08
Exercisable at June 30, 2006	62,500	17.91

At June 30, 2006 there was $1.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.50 years. The total fair value of options vested during the six months and three months ended June 30, 2006 was $94,000. There were no options vested during the three months ended June 30, 2006.

9.	Income Taxes

There were no tax provisions for the first half of 2006. This amount differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate principally due to operating losses and the prior utilization of the Company’s tax carry back.

The Company has recorded a valuation allowance of approximately $5.7 million against its net deferred tax asset as of June 30, 2006. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

10.	Restructuring Expenses

During the second quarter of 2006, the Company established a restructuring reserve to account for the termination costs associated with employee separation agreements of $2.5 million, losses incurred in subleasing excess office space of $3.3 million and the full amortization of leaseholds and equipment related to those subleases amounting to $1.6 million and the partial amortization of the goodwill balance of $5.0 million.

11.	Subsequent Events

During July 2006, the Company agreed in principle to sublet approximately 17,000 square feet of office space in its headquarters to a third party in addition to the office space sublease executed in May, 2006. The Company will

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establish a reserve of approximately $3.1 million at the point the sublease is signed. The Company is seeking to sublease additional space and will record reserves as appropriate.

On July 24, 2006, the Company executed a separation agreement with its Chief Investment Officer. As a result the Company determined that under the circumstances it would not continue managing its long only investment strategies past September 30, 2006. It also has agreed to separate from the related portfolio managers and support staff approximately 20 employees in total. It is anticipated the separation expenses will approximate $5.0 million, a portion of which has already been recorded as guaranteed accrued compensation as of June 30, 2006 and the remainder will be recorded as a restructuring expense as appropriate. It is also expected that the Company’s determination to exit from its only remaining business will result in the full impairment of its goodwill. The Company will record a $9.8 million change to restructuring expense in the third quarter.

On July 7, 2006, the Company filed its plan with the New York Stock Exchange (“NYSE”) to remedy its violation of NYSE minimum listing standards. Currently, the Company is responding to NYSE staff comments on the plan. The plan is expected to be submitted to the Listings and Compliance Committee of the NYSE in mid-August for its consideration. If the NYSE approves the business plan, the Company will have 18 months to implement the plan and to comply with the NYSE listing standards. If the business plan is not approved, the NYSE is expected to delist BKF’s common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In the third quarter of 2005, the Company began suffering a substantial loss of assets under management due to the departure of key personnel and uncertainty surrounding the future of the business. The deterioration in assets has continued through the first half of 2006.

Since the beginning of 2006 assets managed in the “long only” strategies have declined and as of June 30, 2006 were $1.9 billion down from $4.5 billion at year end. In the second quarter, the two major alternative strategies with assets under management of $752 million at March 31, 2006 were liquidated. During July 2006, the Company announced the departure of its Chief Investment Officer (“CIO”) and its intention to exit the “long only” strategies on an orderly basis during the third quarter. See “— Recent Developments” for additional information.

As a result, the Company expects to have no operating business and no assets under management at September 30, 2006. The Company’s principal assets consist of a significant cash position, sizeable net operating tax losses to carry forward, a public listing on the New York Stock Exchange (the “NYSE”) and a small revenue stream consisting of fee sharing payments from departed portfolio managers. The revenue stream will be insufficient to cover operating expenses.

As previously disclosed, the Company has been evaluating strategic alternatives. Currently, the Company is considering three options:

•	Initiating a new asset management venture to be funded by a capital rising event;

•	Merging with or acquiring a third party to acquire an asset management business with the merger or acquisition potentially being funded by a capital raising event; and

•	If the other options are not available, liquidating the Company and distributing a portion of the Company’s cash to stockholders.

It is expected that the Company will announce a strategic plan during the third quarter of 2006.

Since the beginning of the year, the number of employees at BKF has been reduced from 96 to 32 and will be reduced by a further 20 employees once all the long only accounts are terminated.

BKF also has a wholly-owned broker-dealer subsidiary that clears through Bear Stearns Securities Corp. on a fully disclosed basis. As of June 30, 2006 the broker-dealer subsidiary has notified customer accounts that it will cease to service them in 30 days. An application to withdraw the broker dealer’s registration will be filed in the third quarter.

Recent Developments

As of December 31, 2004, the Company had $13.6 billion of assets under management. In the first half of 2005, a group of stockholders launched a proxy fight to elect three new directors. It was announced at the Company’s annual meeting on June 23, 2005, that these stockholders were successful and three new directors were elected to the Company’s board. The proxy contest created significant uncertainty for the Company’s business and employees and, as a result, throughout 2005 the Company suffered significant declines in assets under management.

Following the proxy contest, in August 2005, John A. Levin, the Company’s founder and then Chief Executive Officer, agreed to resign effective upon the appointment of a new Chief Executive Officer. The new Chief Executive Officer, John C. Siciliano, assumed his role on September 28, 2005. Under the terms of a separation agreement the Company entered into with Mr. Levin, he was allowed to solicit clients representing approximately $2.1 billion of assets under management by the Company. Under the separation agreement, the Company has an economic stake equal to 15% of the investment fees generated by Mr. Levin’s firm from such former clients (to the extent clients invest in strategies similar to those that had been utilized by them at the Company).

In April 2005, the Company entered into a letter agreement with the senior portfolio managers of the Company’s alternative and “event driven” strategies, including Henry Levin, son of John A. Levin, setting forth compensation arrangements for 2005 for these portfolio managers and others in their group. During the third quarter of 2005, the Company negotiated with various portfolio managers of these alternative and “event driven” strategies to enter into long-term compensation arrangements. The Company announced on October 18, 2005 that it was not successful in these negotiations. As a result, the Company liquidated these alternative and “event driven” strategies, which represented 41.3% of the Company’s revenues during 2005.

Also in 2005, the Company entered into compensation arrangements for 2006 with the senior portfolio managers of its two remaining major alternative investment strategies, the actively traded long-short equity and small-mid cap long-short equity strategies, and with Philip Friedman, the Company’s CIO, and the senior portfolio manager of the Company’s long-only equity business. These arrangements contemplated superseding longer-term economic arrangements would be reached in the first quarter of 2006 and provided that the teams in these strategies would receive 25% of their 2006 bonus pool on April 15, 2006 for members of the team still in the employ of the company at March 31, 2006 if no such arrangements were reached. Thereafter, the members of the team would be eligible to receive the balance of 75% of their annual bonus if they were terminated by the company prior to December 31, 2006 or if they were still in the employ of the Company at that date.

The Company was unable to reach long-term compensation arrangements with the senior portfolio managers of its actively traded long-short equity and small-mid cap long-short equity strategies. As a result, the strategies were liquidated and the portfolio managers left the Company in April 2006. These strategies represented 23.5% of the Company’s revenues for 2005.

The Company also did not enter into a longer term employment arrangement with Mr. Friedman. The Company announced on July 24, 2006 that Mr. Friedman had resigned and that the portfolios following the Company’s “long only” strategies, which represented the remaining $1.9 billion of assets under management as of June 30, 2006, would be liquidated during the third quarter of 2006. As a result, once the Company’s “long only” strategies are liquidated, the Company will no longer have an operating business nor will it have any assets under management.

RISK FACTORS

As described above, following the departure of its CIO in July 2006, the Company determined to exit its long only business. As a result, BKF will be left with a very small revenue stream, a few staff members, a strong cash position and certain other assets as mentioned above. Although the Company is currently reviewing strategic alternatives, there are a number of additional risks that could adversely affect the Company. These include:

The ability of BKF to continue as an operating company is dependent on its ability to consummate a merger or an acquisition and/or to raise additional capital.

The Company’s available options include (i) forming a new asset management venture and (ii) merging with or acquiring a third party. The Company has no pending transactions. Any such transaction will be subject to identifying suitable business and negotiating definitive agreements. Furthermore, any definitive agreement could be subject to various conditions, including regulatory approvals. Therefore, there can be no assurance that the Company will be able to effect any such transaction. Furthermore, although the Company’s cash position is sufficient to allow it to operate for a protracted period, the Company believes that it will need to raise debt or equity capital to finance any such transaction. The ability to raise additional capital is subject to market conditions, the willingness of investors to invest in a new or startup business and other factors. Furthermore, certain common stock offerings may require stockholder approval. Also, an equity or rights offering could be dilutive to the existing stockholders of the Company. There can be no assurance that the Company will be able to raise any additional capital on favorable terms at all. If the Company is unable to effect a transaction or to raise additional capital, the Company would expect to be dissolved and liquidated. Furthermore, even if a transaction or financing occurs, the terms of the transaction or financing may not be favorable to the Company and its stockholders and could result in a decline in the stock price of the Company.

If the Company is liquidated, the stockholders of the Company may not receive cash proceeds equal to the current stock price or book value of the Company.

If the Company is dissolved and liquidated, the creditors of the Company will be paid prior to any distribution to the stockholders. Furthermore, the Company expects to reserve a significant portion of its cash to pay for future liabilities, such as rental expenses, employment termination costs and other contractual obligations. As a result, the cash remaining to be distributed to stockholders is expected to be significantly less than the Company’s current cash position and could be less than the stock price or book value of the Company.

BKF’s common stock may lose its listing on the NYSE.

As previously disclosed, on May 24, 2006, BKF was notified by the NYSE that it had failed to meet one of the NYSE listing standards because over a consecutive 30-day trading period its total market capitalization was less than $75 million and its stockholders’ equity as of March 31, 2006 was below $75 million (at $72.0 million). The Company has met with the NYSE staff and is in the process of finalizing a business plan whose goal is to restore compliance with the NYSE listing standards. The business plan is to be submitted to the NYSE on or about August 17, 2006. If the NYSE approves the business plan, the Company will have 18 months to implement the plan and to comply with the NYSE listing standards. If the business plan is not approved, the NYSE is expected to delist BKF’s common stock. Even if the business plan is approved, the Company may not be able to comply with some of the other NYSE listing standards. For example, if BKF’s market capitalization falls below $25 million for 30 consecutive days, it could be subject to delisting. If BKF’s common stock is delisted, it is expected to adversely affect the liquidity and price of the common stock. Finally, in such event, no assurance can be given that any market will develop for the BKF common stock.

BKF’s ability to consider strategic alternatives and to make investments in new businesses will be limited by the terms of the Investment Company Act of 1940.

Any company primarily that engaged in the business of investing reinvesting, or trading or holding securities is an investment company subject to the registration and other regulatory requirements of the Investment Company Act of 1940 (the “1940 Act”). The Company’s primary business is investment advising and asset management. The significant reduction in its assets under management has substantially reduced BKF’s assets, with the remaining assets being concentrated in cash and cash equivalents, U.S. treasury bills and investments in securities and investment partnerships. The Company does not believe it is an investment company and has no intent to become an investment company. Therefore, as a protective measure, the Company intends to rely upon Rule 3a-2 under the 1940 Act. Under Rule 3a-2, a company that has a bona fide intent to be engaged in a business other than that of an investment company may avoid being classified and regulated as an investment company for up to a year. After that one-year period, the Company must either not be an investment company, be exempt from the provisions of the 1940 Act or registar as an investment Company and become subject to 1940 Act regulation. (The Company may also seek an order from the SEC regulating that the one-year period be extended. There can be an assurance that the SEC would grant such an order). As a result, the Company’s ability to consider strategic alternatives over an extended period will be limited. In addition, the 1940 Act restricts the ability of the Company to make non-controlling investments. Therefore, the Company’s ability to consider different types of strategic alternatives and to determine how to use its cash position will be subject to certain limitations imposed by the 1940 Act.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF and its subsidiaries. Because of the substantial reduction in assets under management and the Company’s determination to exit its long only strategies, these financial results will not be indicative of the Company’s future results. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the three-

months and six months periods ended June 30, 2006 and June 30, 2005. The consolidation of the partnerships does not impact BKF’s equity or net income.

Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005

Revenues

Total revenues for the second quarter of 2006 were $1.0 million, reflecting a decrease of 96.5% from $29.7 million in revenues in the same period in 2005. This decrease is primarily attributable to the termination of all alternative strategies and the decline in assets under management of the long-only strategies. The Company expects to have no operating business and no assets under management as of September 30, 2006. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Quarter Ended
	June 30,	June 30,
	2006	2005

Revenues:
Investments Management Fees (IMF)
Long-Only	$1,955	$8,061
Event-Driven	—	6,409
Long-Short	230	3,019
Short-Biased	—	1,130
Small Mid-Cap Long-Short	118	—
Other		523

Total IMF Fees	2,303	19,142

Incentive Fees and Allocations
Long-Only	(776)	1,038
Event-Driven	—	7,443
Active Long-Short	(202)	(86)
Short-Biased	—	(109)
Small Mid-Cap Long-Short	(392)	—
Other		970

Total Incentive Fees	(1,370)	9,256

Total Fees	933	28,398

Commission Income and Other	371	183
Investment and Interest Income Gain (Loss)	(180)	493
Investment Income from Consolidated Affiliated Partnerships	48	652

Total Revenue	$1,172	$29,726

The decline in asset-based advisory fees was due to a significant loss of assets under management across all products.

In the second quarter of 2006 the actively traded long-short and small-mid cap long-short alternative investment strategies were terminated as the result of the departures of the portfolio managers managing them. Portfolios were liquidated and the proceeds were returned to investors. Investment losses were incurred during the period and a portion of the incentive fees earned during the first quarter was reversed.

In 2005, Philip Friedman, then the Chief Investment Officer and the Company entered into a compensation arrangement that extended the existing economic arrangement for the long-only investment team through December 2006. This agreement contemplated that a superseding, longer-term economic arrangement would be reached in the first quarter of 2006. No such longer-term agreement was reached. As a result, under the terms of the agreement, Mr. Friedman and his investment team were paid 25% of their 2006 bonus pool. On July 24, 2006 Mr. Friedman departed from the Company and entered into a separation agreement with BKF. In light of these changed business conditions, management has decided to exit the long only strategies and is in the process of closing customer accounts.

Commission income and other for the second quarter of 2006 was $371,000, as compared to $183,000 for the second quarter of 2005. Of this 2006 amount, $335,000 represents payments from a firm founded by John A. Levin, the former Chief Executive Officer of BKF, pursuant to an agreement between Mr. Levin and BKF. The payments are based on a percentage of the revenues generated by clients of Mr. Levin’s new firm that had been clients of BKF. Revenue generated by the broker-dealer business declined as the result of a decrease in the number of accounts maintained at the broker-dealer and since early May 2006, there has been virtually no commissions.

Net realized and unrealized gain on investments and interest and dividend income loss from consolidated affiliated partnerships was $48,000 in the six months ended 2006, as compared to $652,000 in the same period of 2005. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than BKF GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses

Total operating expenses for the second quarter of 2006 were $9.4 million, reflecting a decrease of 70.5% from $31.8 million in expenses in the same period in 2005.

Employee compensation and benefit expense (including grants of equity awards) was $5.9 million in the second quarter of 2006, reflecting a decrease of 76.0% from $24.7 million in the second quarter of 2005. These results primarily reflect the reduction of personnel.

Occupancy and equipment rental was $1.7 million in the second quarter of 2006, slightly lower than the same period last year.

Other operating expenses were $1.7 million in the second quarter of 2006, reflecting a 52.7% decrease from $3.6 million in the same period in 2005 resulting from the elimination of service and fees , and generally lower expenses of operating the business.

Restructuring Expenses

Included in the restructuring reserve established in the second quarter of 2006 is the partial write-off of the remaining goodwill of $5.0 million, the lease reserve for the sublease of $4.9 million and severance payments to terminating employees of $2.5 million.

BKF continues to be in the process of reducing personnel and seeking to sublease a significant portion of its premises, which can be expected to result in charges relating to lease and personnel costs. In May 2006, BKF executed a sublease of approximately 16,000 square feet of its office space to a third party. A reserve of $4.9 million was established to account for the future losses related to that space. In July 2006, a sublease for an additional 17,000 square feet of office space was agreed to in principle. An additional reserve of approximately $3.1 million will be established in the third quarter to account for future losses related to that sublease. There will be additional reserves related to severance costs established in the third quarter as employees separate from the Company. It is estimated that the payments will be approximately $5 million for the long only employees. The remaining $9.8 million of goodwill will be written off in the third quarter.

Taxes

There were no income taxes for the second quarter of 2006 compared to $91,000 million of tax expense in the same period of 2005.

Net Losses

There was a $20.7 net loss for the second quarter of 2006 compared to a net loss of $2.2 million in 2005.

Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005

Revenues

Total revenues for the first half of 2006 were $21.0 million, reflecting a decrease of 66.5% from $62.6 million in revenues in the same period in 2005. This decrease is primarily attributable to the termination of all alternative strategies and the decline in assets under management of the long-only strategies. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Six Months Ended
	June 30,	June 30,
	2006	2005

Revenues:
Investments Management Fees (IMF)
Long-Only	$5,066	$16,606
Event-Driven	—	13,403
Long-Short	2,663	6,081
Short-Biased	—	2,199
Small Mid-Cap Long-Short	619	—
Other	11	1,053

Total IMF Fees	8,359	39,342

Incentive Fees and Allocations
Long-Only	—	2,062
Event-Driven	179	13,006
Active Long-Short	8,626	5,025
Short-Biased	—	—
Small Mid-Cap Long-Short	1,212	—
Other	61	981

Total Incentive Fees	10,078	21,074

Total Fees	18,437	60,416

Commission Income and Other	852	377
Investment and Interest Income	1,224	814
Investment Income from Consolidated Affiliated Partnerships	489	1,003

Total Revenue	$21,002	$62,610

The decline in asset-based advisory fees was due to a significant loss of assets under management across all products.

Commission income (net) and other for the first half of 2006 was $852,000, as compared to $377,000 for the same period of 2005. Of this 2006 amount, $690,000 represents payments from a firm founded by John A. Levin, the former Chief Executive Officer of BKF, pursuant to an agreement between Mr. Levin and BKF. Revenue generated by the broker-dealer business declined as the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts.

Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships was $489,000 in the six months ended 2006, as compared to $1,003 in the same period of 2005. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than BKF GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses

Total operating expenses for the first half of 2006 were $31.8 million, reflecting a decrease of 50.0% from $63.5 million in expenses in the same period in 2005.

Employee compensation and benefit expense (including grants of equity awards) was $22.5 million in the first half of 2006, reflecting a decrease of 54.9% from $49.9 million in the second quarter of 2005. These results primarily reflect the reduction of personnel.

Occupancy and equipment rental was $3.1 million in the first half of 2006, reflecting a 5.4% decrease from $3.3 million in the same period in 2005 as a result of less office equipment expense, lower depreciation and subleases commencing late in the second quarter.

Other operating expenses were $4.9 million in the first half of 2006, reflecting a 27.3% decrease from $6.8 million in the same period in 2005 generally due to reduced second quarter business activity.

Taxes

There was no income tax expense for this first half of 2006 compared to a $1.0 million expense in 2005.

Operating Income (Loss)

Operating loss for the first half of 2006 was $10.8 million as compared to an operating loss of $931,000 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

BKF’s current assets as of June 30, 2006 consist primarily of cash, short-term investments and investment advisory and incentive fees receivable.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, because of the significant decrease in revenues as the result of terminations and withdrawals, cash flow from operating activities has not been sufficient to fund operations during 2006. BKF will use its existing working capital for such purposes. As of June 30, 2006, cash and cash equivalents, US Treasury bills, receivables, investments and consolidated affiliated partnerships assets represent current assets and totaled $54.8 million. There are certain liabilities which would also be considered current in the form of accrued expenses, accrued compensation and consolidated affiliated partnerships liabilities, including minority interest, totaling $12.1 million. Net current assets at June 30, 2006 were approximately $42.7 million. The Company expects net current assets to decline as needed to fund operating losses.

At June 30, 2006, BKF had cash, cash equivalents and U.S. Treasury bills of $39.1 million, compared to $56.8 million at December 31, 2005. This decrease primarily reflects the payment of cash bonuses in 2006 that were accrued in 2005, which was partly offset by the collection of receivables and the withdrawal of general partner incentive allocations from affiliated investment partnerships. The decrease in investment advisory and incentive fees receivable from $21.8 million at December 31, 2005 to $1.0 million at June 30, 2006 primarily reflects the receipt of incentive fees earned in 2005, and the substantial reduction in the level of fees receivable generated during the six months ended June 30, 2006. The decrease in investments in affiliated investment partnerships from $7.7 million at December 31, 2005 to $76,000 at June 30, 2006 reflects the withdrawal of the general partner incentive allocations and the general partner’s interest from the partnerships due to the liquidation of these partnerships.

Accrued expenses were $3.6 million at June 30, 2006, as compared to $5.6 million at December 31, 2005. Such expenses were comprised primarily of accruals for employee severance, marketing fees and professional fees.

Accrued bonuses were $4.2 million at June 30, 2006, as compared to $43.0 million at December 31, 2005, reflecting the payment of 2005 bonuses and the accrual for 2006 bonuses.

In addition, the loss of accounts and cost reduction measures being implemented by BKF in 2006 will result in charges relating to lease and personnel costs. Except for its lease commitments, which are discussed in Note 11 in the Notes to Consolidated Financial Statements in BKF’s Annual Report on Form 10-K for the year ended December 31, 2005, BKF has no material commitments for capital expenditures.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by BKF Capital since December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Since BKF’s revenues are largely driven by the market value of BKF’s assets under management, these revenues are exposed to fluctuations in the equity markets. However as result of the loss of assets, going forward this risk has been substantially reduced. Management fees for most accounts are determined based on the market value of the account on the last day of the quarter, so any significant increases or decreases in market value occurring on or shortly before the last day of a quarter may materially impact revenues of the current quarter or the following quarter (with regard to wrap program accounts). Furthermore, since BKF manages most of its assets in a large cap value style, a general decline in the performance of value stocks could have an adverse impact on BKF’s revenues. Because BKF is primarily in the asset management business and manages equity portfolios, changes in interest rates, foreign currency exchange rates, commodity prices or other market rates or prices impact BKF only to the extent they are reflected in the equity markets.

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

See “Part I. Financial Information. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors and Recent Events.” These risk factors have changed during 2006 and reflect adverse material developments that have taken place since the filing of the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On June 21, 2006, BKF conducted its Annual Meeting of Stockholders. The following were elected to serve as directors of BKF Kurt Schacht, Ronald LaBow, Harvey J. Bazaar, Keith Meister, Marvin Olshan, Donald Putnam, John C. Siciliano. Warren G. Lichtentstein chose not to seek re-election and his term concluded as of the date of the Annual Meeting of Stockholders. At the Annual Meeting, the stockholders also approved:

•	Proposal 2, re-approval of the Company’s Incentive Compensation Plan; and

•	Proposal 3, ratifying the appointment of Grant Thornton LLP as BKF’s independent auditors

The voting on the above matters is set forth below:

•	Proposal 1

Nominee	Votes For	Votes Withheld

Ronald LaBow	6,898,023	138,854
Kurt N. Schacht	6,864,614	172,263
Harvey J. Bazaar	6,898,964	137,913
Keith Meister	6,898,072	138,805
Marvin L. Olshan	6,897,439	139,438
Donald H. Putnam	6,866,099	170,778
John C. Siciliano	6,893,599	143,278

•	Proposal 2 — There were 6,757,866 votes for, 244,585 votes against, and 34,406 abstentions.
•	Proposal 3 — There were 6,812,676 votes for, 58,594 votes against, and 165,607 abstentions.

Item 5.	Other Information

On May 12, 2006 the Company executed a sublease with a third party for a portion of its office space at One Rockefeller Plaza, NY, NY 10020. A copy of the sublease is attached as Exhibit 10.2 to this Quarterly Report Form 10-Q.

On July 24, 2006, Philip Friedman, submitted his resignation as CIO of BKF Capital Group, Inc. This information was disclosed in a current Report on Form 8-K filed on July 24, 2006.

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

Item 6.	Exhibits

3.1	Amendment to the By-laws of the Registrant, dated May 16, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on form 8-K dated May 18, 2006).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2006).
10.2	Sublease dated May 16, 2006 between BKF Management Co., Inc. and Daylight Forensic and Advisory LLC.
10.3	Separation Agreement dated July 24, 2006 between BKF Management Co., and Philip Friedman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2006).
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BKF Capital Group, Inc.

By:	/s/ John C. Siciliano
John C. Siciliano
Chief Executive Officer
and President

By:	/s/ J. Clarke Gray
J. Clarke Gray
Senior Vice President and
Chief Financial Officer

Date: August 9, 2006

Exhibit No.	Description

3.1	Amendment to the By-laws of the Registrant, dated May 16, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on form 8-K dated May 18, 2006).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2006).
10.2	Sublease dated May 16, 2006 between BKF Management Co., Inc. and Daylight Forensic and Advisory LLC.
10.3	Separation Agreement dated July 24, 2006 between BKF Management Co., and Philip Friedman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2006).
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer