Form 10-Q/A
period 2006-06-30
BKF CAPITAL GROUP INC
filed 2006-10-27
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

This Form 10-Q/A (“Form 10-Q/A”) of BKF Capital Group, Inc. (the “Company”) constitutes Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which was initially filed with the Securities and Exchange Commission on August 9, 2006 (the “Original Filing”). The purpose of this filing is to restate the Consolidated Statements of Operations, Cash Flows and amend the Controls and Procedures section both in Part I Items 1 and 4 respectively.

Part I

Item 1.  Financial Statements.

Financial Statement
Consolidated Statements of Operations.

Consolidated Statements of Cash Flows.

Footnote to Financial Statements

1.	Organization and Summary of Significant Accounting Policies Basis of Presentation Intangible Assets.

Item 4.  Controls and Procedures.

Exhibit	Description of Exhibit

31.1	— Section 302 Certification of Chief Executive Officer*
31.2	— Section 302 Certification of Chief Financial Officer*
32.1	— Section 906 Certification of Chief Executive Officer*
32.2	— Section 906 Certification of Chief Financial Officer*

* Filed herewith

1a

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30,	December 31,
	2006	2005

Assets
Cash and cash equivalents	$21,839	$14,432
U.S. Treasury bills	17,289	42,384
Investment advisory and incentive fees receivable	967	21,805
Investments in securities, at value (cost $3,818 and $6,839, respectively)	4,403	7,685
Investments in affiliated partnerships	76	7,696
Prepaid expenses and other assets	3,231	2,373
Fixed assets (net of accumulated depreciation of $7,770 and $8,000, respectively)	2,404	4,783
Goodwill (net of accumulated amortization of $13,613 and $8,566 respectively)	9,749	14,796
Investment advisory contracts (net of accumulated amortization)	—	1,107
Consolidated affiliated partnerships:
Due from broker	6,253	16,783
Investments in securities, at value (cost $3,989 and $13,841, respectively)	4,036	14,578

Total assets	$70,247	$148,422

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$4,173	$5,638
Accrued compensation	2,849	43,020
Accrued lease amendment expense and sublease reserves	6,516	3,420
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $2,313 and $6,878, respectively)	2,320	7,084
Partner contributions received in advance	—	506

Total liabilities	15,858	59,668

Minority interest in consolidated affiliated partnerships	2,794	13,161

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 8,255,264 and 8,180,057 shares, respectively	$8,255	8,180
Additional paid-in capital	84,205	88,887
Accumulated deficit	(33,510)	(10,168)
Unearned compensation — restricted stock and restricted stock units	(7,355)	(11,306)

Total stockholders’ equity	51,595	75,593

Total liabilities, minority interest and stockholders’ equity	$70,247	$148,422

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(restated)		(restated)

Revenues:
Investment advisory fees	$2,303	$19,142	$8,359	$39,342
Incentive fees	(1,370)	9,256	10,078	21,074
Commission income and other	371	183	852	377
Net realized and unrealized gain (loss) on investments	(501)	228	545	349
Interest income	321	265	679	465
From consolidated affiliated partnerships:
Net realized and unrealized gain (loss) on investments	(109)	588	192	914
Interest and dividend income	157	64	297	89

Total revenues	$1,172	$29,726	$21,002	$62,610

Expenses:
Employee compensation and benefits	$5,642	$23,053	$22,033	$46,944
Employee compensation relating to equity grants	283	1,600	470	2,912
Occupancy & equipment rental	1,706	1,723	3,133	3,311
Other operating expenses	1,690	3,573	4,922	6,769
Amortization of intangibles	—	1,752	1,107	3,504
Interest expense	7	20	35	40
Other operating expenses from consolidated affiliated partnerships	39	39	58	61
Losses resulting from restructuring expenses	12,455		12,455

Total expenses	$21,822	$31,760	$44,213	$63,541

Operating income (loss)	(20,650)	(2,034)	(23,211)	(931)
Minority interest in consolidated affiliated partnerships	(21)	(234)	(131)	(393)

Income (loss) before taxes	(20,671)	(2,268)	(23,342)	(1,324)

Income tax expense	—	(91)	—	1,004

Net (loss)	(20,671)	$(2,177)	(23,342)	$(2,328)

(Loss) per share:
Basic and Diluted	$(2.48)	$(0.29)	$(2.80)	$(0.31)

Weighted average shares outstanding
Basic and Diluted	8,346,545	$7,529,850	8,323,900	7,487,399

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities
Net (loss)	$(23,342)	$(2,328)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	2,013	4,598
Non cash portion of losses resulting from restructuring expenses, as restated	6,656
Expense for vesting of restricted stock and stock units	496	3,071
Tax benefit related to employee compensation plans	—	2,518
Change in deferred tax asset	—	1,381
Unrealized (gain) loss on investments in securities	(546)	61
Decrease in U.S. treasury bills	25,095	5,904
Decrease in investment advisory and incentive fees receivable	20,838	$11,879
(Increase) in prepaid expenses and other assets	(858)	(1)
Decrease in investments in affiliated investment partnerships	7,620	8,513
Decrease (Increase) in investments in securities	3,828	(1,120)
(Decrease) in accrued expenses	(1,465)	(1,160)
(Decrease) in accrued bonuses	(40,171)	(10,665)
Increase (decrease) in accrued lease amendment expense, as restated	3,096	(212)
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	132	393
Decrease (Increase) in due from broker	10,530	(9,619)
Decrease (Increase) in securities	10,542	(2,757)
(Decrease) Increase in securities sold short	(4,764)	2,683

Net cash provided by operating activities	$19,700	$13,139

Cash flows from investing activities
Fixed asset additions	(136)	(536)

Net cash (used in) investing activities	(136)	(536)

Cash flows from financing activities
Issuance of common stock	(1,146)	(4,187)
Dividends paid to shareholders	—	(9,953)
Consolidated affiliated partnerships:
(Decrease) in partner contributions received in advance	(506)	—
Partner subscriptions	1,100	3,945
Partner redemptions	(11,605)	—

Net cash (used in) financing activities	(12,157)	(10,195)

Net increase (decrease) in cash and cash equivalents	7,407	2,408
Cash and cash equivalents at the beginning of the year	14,432	3,582

Cash and cash equivalents at the end of the period	$21,839	$5,990

Supplemental disclosure of cash flow information
Cash paid for interest	$15	$40

Cash paid for taxes	$111	$47

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, necessary to present fairly the financial position of BKF Capital Group, Inc. and its subsidiaries (the “Company”) at June 30, 2006 and the results of operations for the six months and three months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005 subject to the organization’s ability to continue as a going concern. In light of the changed business conditions created by the departure of key investment personnel and a resulting steep decline in assets under management, BKF Capital Group, Inc. is currently evaluating strategic alternatives. While the Company has more than sufficient liquidity to meet annual funding requirements for operations for a number of years into the future, it is expected that due to the lack of revenue the Company will need to raise additional capital in order to implement a revised business plan. The results of operations for the six month and three month periods ended June 30, 2006 should not be taken as indicative of the results of operations that may be expected for the entire year 2006. The Company has restated, the Consolidated Statements of Operations for the three and six months ended June 30, 2006, to reflect losses resulting from restructuring expenses as a component of operating income (loss). In addition, the Company has restated the non cash portion of restructuring charges in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006.

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The cost in excess of net assets of BKF acquired by the Company in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. The Company utilizes the public market price of its stock to determine if there has been an impairment of its intangible assets.

During the second quarter of 2006 the Company determined that goodwill which it carried as $14.8 million since January 1, 2002 had become partially impaired because of the substantial losses the business incurred as a result of the substantial loss of assets under management due to the loss of key personnel. As of June 30, 2006 the Company’s net book value exceeded market capitalization by $5 million. As a result the Company recorded a charge of $5.0 million to partially amortize the balance. Such amount is reflected in restructuring losses in the consolidated Statement of Operations. On July 24, 2006, the Company executed a separation agreement with its Chief Investment Officer. As a result the Company determined that under the circumstances it would not continue managing its long only investment strategies past September 30, 2006. At that point the Company will have no assets under management and no operating businesses. The effect will be the full impairment of the remaining goodwill and the Company will record a $9.8 million charge during the third quarter of 2006.

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

In preparing its financial statements for the quarter ended June 30, 2006 but before filing with the SEC, BKF had originally determined to fully amortize the balance of its remaining $14.8 million of goodwill as a result of the separation of certain employees, including its Chief Investment Officer, from BKF during and shortly after the quarter ended June 30, 2006. Following its independent registered public accounting firm’s review of these financial statements and after discussions with its independent registered public accounting firm, BKF determined it was appropriate to record a partial impairment of goodwill of $5.0 million during the quarter ended June 30, 2006, with the remaining balance to be amortized during the third quarter of 2006.

On August 10, 2006, subsequent to filing its Form 10-Q for the quarter ended June 30, 2006, BKF was informed by its independent registered public accounting firm that the statement of operations included in its original filing of the Form 10-Q for the quarter ended June 30, 2006 (the “Original Form 10-Q”) was not prepared in accordance with GAAP as a result of the incorrect placement of a line item. In the Original Form 10-Q, a subtotal line item labeled “Operating Income (Loss)” was placed prior to the line item for restructuring expenses in the 2006 Second Quarter Statement of Operations, which placement was not in accordance with GAAP. Rather, the line item for restructuring expenses should have been placed before subtotal line item labeled “Operating Income (Loss).” BKF’s management agreed with the independent auditors assessment and, as a result, filed this amended Form 10-Q for the quarter ended June 30, 2006 was filed.

On September 12, 2006, BKF received a letter from its independent registered public accounting firm indicating that such firm believed a material weakness in internal control over financial reporting related to BKF’s ability to properly research, document and disclose non-routine transactions, existed during the quarter ended June 30, 2006. The letter noted the material weakness was evidenced by the matters discussed above, namely, management’s initial assessment of the amount of goodwill to be amortized in the quarter ended June 30, 2006 and the improper placement of a line item in the statement of operations.

In light of the matters discussed above management re-evaluated the effectiveness of the design and operation of BKF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that such controls and procedures were not effective during the quarter ended June 30, 2006.

BFK intends to remediate this material weakness by increasing the knowledge of its employees responsible for reviewing and approving the accounting for non-routine transactions, including enhanced background research and documentation related to the accounting for non-routine transactions and increasing the involvement of third-party advisors in the determination of the proper accounting treatment for non-routine transactions.

There have been no changes in BKF’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during BFK’s quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, BKF’s internal control over financial reporting.

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

Item 6.	Exhibits

3.1	Amendment to the By-laws of the Registrant, dated May 16, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on form 8-K dated May 18, 2006).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2006).
10.2	Sublease dated May 16, 2006 between BKF Management Co., Inc. and Daylight Forensic and Advisory LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on form 10Q dated June 30, 2006).
10.3	Separation Agreement dated July 24, 2006 between BKF Management Co., and Philip Friedman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2006).
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BKF Capital Group, Inc.

By:	/s/ John C. Siciliano
John C. Siciliano
President and
Chief Executive Officer

By:	/s/ J. Clarke Gray
J. Clarke Gray
Senior Vice President and
Chief Financial Officer

Date: October 27, 2006

Exhibit No.	Description

3.1	Amendment to the By-laws of the Registrant, dated May 16, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on form 8-K dated May 18, 2006).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2006).
10.2	Sublease dated May 16, 2006 between BKF Management Co., Inc. and Daylight Forensic and Advisory LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on form 10Q dated June 30, 2006).
10.3	Separation Agreement dated July 24, 2006 between BKF Management Co., and Philip Friedman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2006).
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

30.1

Exhibit Index

Exhibit	Description of Exhibit

31.1	— Section 302 Certification of Chief Executive Officer
31.2	— Section 302 Certification of Chief Financial Officer
32.1	— Section 906 Certification of Chief Executive Officer
32.2	— Section 906 Certification of Chief Financial Officer