Form 10-Q
period 2006-09-30
BKF CAPITAL GROUP INC
filed 2006-11-09
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 1, 2006, 8,131,906 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Ex — 10.1:	First Amendment to Sublease
Ex — 31.1:	Certification
Ex — 31.2:	Certification
Ex — 32.1:	Certification
Ex — 32.2:	Certification

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)

Assets
Cash and cash equivalents	$5,193	$14,432
U.S. Treasury bills	29,194	42,384
Investment advisory and incentive fees receivable	1,681	21,805
Investments in securities, at value (cost $3,335 and $6,839, respectively)	4,167	7,685
Investments in affiliated partnerships	—	7,696
Prepaid expenses and other assets	2,329	2,373
Fixed assets (net of accumulated depreciation of $5,823 and $8,000, respectively)	1,568	4,783
Goodwill (net of accumulated amortization of $23,362 and $8,566 respectively)	—	14,796
Investment advisory contracts (net of accumulated amortization)	—	1,107
Consolidated affiliated partnerships:
Due from broker	—	16,783
Investments in securities, at value (cost $0 and $13,841, respectively)	—	14,578

Total assets	$44,132	$148,422

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$1,916	$5,638
Accrued compensation	885	43,020
Accrued lease amendment expense and sublease reserves	7,491	3,420
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $0 and $6,878, respectively)	—	7,084
Partner contributions received in advance	—	506

Total liabilities	10,292	59,668

Minority interest in consolidated affiliated partnerships	—	13,161

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 8,154,893 and 8,180,057 shares, respectively	$8,155	8,180
Additional paid-in capital	81,305	88,887
Accumulated deficit	(49,897)	(10,168)
Unearned compensation — restricted stock and restricted stock units	(5,723)	(11,306)

Total stockholders’ equity	33,840	75,593

Total liabilities, minority interest and stockholders’ equity	$44,132	$148,422

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Investment advisory fees	$888	$17,875	$9,247	$57,217
Incentive fees	—	18,860	10,078	39,934
Commission income and other	336	125	1,188	502
Net realized and unrealized gain on investments	370	640	915	989
Interest income	585	375	1,264	840
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	—	878	192	1,792
Interest and dividend income	—	119	297	208

Total revenues	$2,179	$38,872	$23,181	$101,482

Expenses:
Employee compensation and benefits	$1,447	$29,200	$23,480	$76,144
Employee compensation relating to equity grants (forfeitures)	(1,279)	(900)	(809)	2,012
Occupancy & equipment rental	1,266	1,693	4,399	5,004
Other operating expenses	1,800	4,045	6,722	10,814
Amortization of intangibles	—	3,770	1,107	7,274
Interest expense	123	170	158	210
Other operating expenses from consolidated affiliated partnerships	—	59	58	120
Losses resulting from restructuring expenses	15,209	—	27,664	—

Total expenses	$18,566	$38,037	$62,779	$101,578

Operating income (loss)	(16,387)	835	(39,598)	(96)
Minority interest in consolidated affiliated partnerships	—	(357)	(131)	(750)

Income (loss) before taxes	(16,387)	478	(39,729)	(846)

Income tax expense	—	6,899	—	7,903

Net (loss)	(16,387)	$(6,421)	(39,729)	$(8,749)

(Loss) per share:
Basic and Diluted	$(1.99)	$(0.84)	$(4.79)	$(1.16)

Weighted average shares outstanding
Basic and Diluted	8,247,534	7,603,292	8,298,165	7,526,455

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities
Net (loss)	$(39,729)	$(8,749)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	2,335	8,921
Non cash portion of losses resulting from restructuring expenses	17,008	—
Expense for vesting (forfeitures) of restricted stock and stock units	(771)	1,979
Change in deferred tax asset	—	8,391
Unrealized (gain) loss on investments in securities	266	(378)
Decrease (Increase) in U.S. treasury bills	13,190	(5,806)
Decrease in investment advisory and incentive fees receivable	20,124	$452
(Increase) Decrease in prepaid expenses and other assets	44	2,408
Decrease in investments in affiliated investment partnerships	7,696	7,482
Decrease (Increase) in investments in securities	3,252	(1,480)
(Decrease) Increase in accrued expenses	(3,722)	157
(Decrease) Increase in accrued bonuses	(42,135)	11,634
Increase (decrease) in accrued lease amendment expense	4,071	(318)
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	132	750
Decrease (Increase) in due from broker	16,783	(8,621)
Decrease (Increase) in securities	14,578	(4,410)
(Decrease) Increase in securities sold short	(7,084)	2,105

Net cash provided by operating activities	$6,038	$14,517

Cash flows from investing activities
Fixed asset additions	(225)	(612)

Net cash (used in) investing activities	(225)	(612)

Cash flows from financing activities
Issuance of common stock	(1,246)	(4,187)
Dividends paid to shareholders	—	(10,740)
Consolidated affiliated partnerships:
(Decrease) in partner contributions received in advance	(506)	—
Partner subscriptions	1,100	4,230
Partner redemptions	(14,400)	—

Net cash (used in) financing activities	(15,052)	(10,697)

Net increase (decrease) in cash and cash equivalents	(9,239)	3,208
Cash and cash equivalents at the beginning of the year	14,432	3,582

Cash and cash equivalents at the end of the period	$5,193	$6,790

Supplemental disclosure of cash flow information
Cash paid for interest	$15	$60

Cash paid for taxes	$153	$61

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2006
(Amounts in thousands)
(Unaudited)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings (Deficit)	Compensation	Total

Balance at December 31, 2002	$6,642	$78,990	$30,434	$(12,016)	$104,050
Grants of restricted stock units	—	10,380	—	(2,193)	8,187
Issuance of common stock	184	(2,066)	—	—	(1,882)
Tax benefit related to employee compensation plans	—	633	—	—	633
Net (loss)	—	—	(8,380)	—	(8,380)

Balance at December 31, 2003	$6,826	$87,937	$22,054	$(14,209)	$102,608
Grants of restricted stock and restricted stock units	65	(2,744)	—	8,814	6,135
Issuance of common stock	384	(1,167)	—	—	(783)
Tax benefit related to employee compensation plans	—	4,432	—	—	4,432
Dividend, net of compensation expense	—	—	(2,781)	—	(2,781)
Net (loss)	—	—	(1,765)	—	(1,765)

Balance at December 31, 2004	$7,275	$88,458	$17,508	$(5,395)	$107,846
Grants of restricted stock units and restricted stock	388	5,965	—	(5,911)	442
Issuance of common stock	517	(6,414)	—	—	(5,897)
Tax benefit related to employee compensation plans	—	878	—	—	878
Dividends, net of compensation expense	—	—	(11,811)	—	(11,811)
Net (loss)	—	—	(15,865)	—	(15,865)

Balance at December 31, 2005	$8,180	$88,887	$(10,168)	$(11,306)	$75,593
Grants (forfeitures) of restricted stock units and restricted stock	(106)	(4,252)	—	5,583	1,225
Issuance of common stock	81	(4,016)	—	—	(3,935)
Grants of stock options		686			686
Net (loss)	—		(39,729)	—	(39,729)

Balance at September 30, 2006	$8,155	$81,305	$(49,897)	$(5,723)	$33,840

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, necessary to present fairly the financial position of BKF Capital Group, Inc. and its subsidiaries (the “Company”) at September 30, 2006 and the results of operations for the nine months and three months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005 subject to the organization’s ability to continue as a going concern. In light of the changed business conditions created by the departure of key investment personnel and the resulting loss of assets under management, the Company is currently evaluating strategic alternatives. The results of operations for the nine month and three month periods ended September 30, 2006 should not be taken as indicative of the results of operations that may be expected for the entire year 2006.

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

The Consolidated Financial Statements of the Company include its wholly-owned subsidiaries LEVCO Europe Holdings, Ltd. (“LEVCO Holdings”) and its wholly-owned subsidiary, LEVCO Europe, LLP (“LEVCO Europe”), BKF Asset Management, Inc., (“BAM”), BKF’s two wholly-owned subsidiaries, BKF GP Inc. (“BKF GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. There were no investment partnerships consolidated at September 30, 2006 and five at December 31, 2005. In addition, the operations of three investment partnerships were included in the statements of operation and cash flows for the nine-months ended September 30, 2006 and for the same period in September 30, 2005. Currently LEVCO Holding, LEVCO Securities, and the affiliated partnerships are in the process of winding down and it is expected they will be liquidated by the end of 2006. All intercompany transactions have been eliminated in consolidation.

BKF is an investment advisor registered under the Investment Advisers Act of 1940, as amended, which has historically provided investment advisory services to its clients which included U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. BKF also participated in broker consulting programs (Wrap Accounts) with several nationally recognized financial institutions. LEVCO Securities is registered with the SEC as a broker- dealer and is a member of the National Association of Securities Dealers, Inc. BKF GP acts as the managing general partner of several affiliated investment partnerships.

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

During the first quarter of calendar year 2006, the Company completed the amortization of certain long-lived assets (investment advisory contracts). These investment advisory contracts relate to cost in excess of the net assets acquired in June 1996, were reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. In 2005 the Company was terminated as the investment advisor for a significant number of accounts to which the investment advisory contracts relate. The Company performed a valuation of the intangible assets (under SFAS No. 144) and determined that the estimated discounted cash flows for the remaining investment advisory accounts acquired by the Company in 1996 was less than the carrying value of the related assets as determined using the Income approach. As a result, the Company recorded a charge of approximately $2.4 million during 2005 representing the difference between the fair value and the carrying value of the group of assets and recorded a charge of $1.1 million in the first quarter of 2006 to fully amortize these contracts. Such amount is reflected in amortization expense in the Consolidated Statement of Operations.

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

During the second quarter of 2006 the Company determined that goodwill which it carried as $14.8 million since January 1, 2002 had become partially impaired because of the substantial losses the business incurred as a result of the substantial loss of assets under management due to the loss of key personnel. The Company uses the market method to measure the amount of goodwill impairment. The method indicated an impairment and as a result the Company recorded a charge of $5.0 million to partially amortize the balance during the second quarter of 2006. The continuing deterioration of the business resulted in further impairment and the remaining $9.8 million of goodwill was written off during the quarter ended September 30, 2006. Such amount is reflected in restructuring losses in the Consolidated Statement of Operations.

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

The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net (loss)	$(16,387)	$(6,421)	$(39,729)	$(8749)

Basic weighted-average shares outstanding	8,247,534	7,603,292	8,298,165	7,526,455
Dilutive potential shares from equity grants	—	—	—	—

Diluted weighted-average shares outstanding	8,247,534	7,603,292	8,298,165	7,526,455

Basic and diluted (loss) per share	$(1.99)	$(0.84)	$(4.79)	$(1.16)

In calculating diluted (loss) per share for the three and nine months ended September 30, 2006 and 2005 common stock equivalents of 300,000 and 824,882, respectively, were excluded due to their anti-dilutive effect on the calculation.

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

Recent Accounting Developments

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which seeks to reduce diversity in practice that is associated with certain aspects of measurement and recognition when accounting for uncertain tax positions and clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 is effective for the Company beginning January 1, 2007. FIN 48 is not expected to have a material effect on the Company’s results of operations of financial condition.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosure regarding fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 will have on our financial statements.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the “roll-over” and “iron curtain” approaches. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current year statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of when the misstatement originated. SAB 108 requires a “dual approach” that requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material effect on the Company’s results of operations or financial condition as management is not aware of any prior year misstatements in the Company’s financial statements.

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

3.	Investment Advisory and Incentive Fees Receivable

Included in investment advisory and incentive fees receivable are approximately $0 and $203,000 of accrued incentive fees as of September 30, 2006 and December 31, 2005, respectively, for which the full contract measurement period has not been reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses will be reversed.

4.	Consolidation of CAP

As required by SFAS 94, the Company consolidates AIP in which the Company has a controlling financial interest. The consolidation of these partnerships does not impact the Company’s equity or net income. BKF GP has general partner liability with respect to its interest in each of the CAP.

At December 31, 2005 there were 5 affiliated partnerships consolidated, however as of September 30, 2006 all affiliated partnerships had been liquidated and no CAP were consolidated.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments in Affiliated Investment Partnerships and Related Revenue

Summary financial information, including the Company’s carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

September 30,
2006

Total AIP assets	$922
Total AIP liabilities	(124)
Total AIP capital balance	798
AIP net earnings	(7)
Company’s carrying value (including incentive allocations)	—
Company’s (loss) on invested capital (excluding accrued incentive allocations)	—

Included in the carrying value of investments in AIP at September 30, 2006 and December 31, 2005 are accrued incentive allocations approximating $0 and $5.2 million, respectively.

Included in the Company’s incentive fees and general partner incentive allocations are approximately $0 and $1.8 million payable directly to employee owned and controlled entities (“Employee Entities”) for the three months ended September 30, 2006 and 2005, respectively and $755,000 and $3.7 million for the nine months ended September 30, 2006 and 2005 respectively. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period except in periods after which the AIP has liquidated and proceeds have been distributed. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $0 and $1.8 million for the three months ended September 30, 2006 and 2005, respectively and $755,000 and $3.7 million for the nine months ended September 30, 2006 and 2005 respectively. These amounts are included in the Consolidated Statement of Operations.

The Company recorded investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $0 and $26.5 million for the three months ended September 30, 2006 and 2005, respectively and $7.2 million and $63.8 million for the nine months ended September 30, 2006 and 2005 respectively.

Included in investment advisory and incentive fees receivable at September 30, 2006 and December 31, 2005 are $0 and $1.9 million, respectively, of advisory fees from AIP and sponsored investment offshore vehicles. Also included in investment advisory and incentive fees receivable are $0 and $11.2 million of incentive fees from sponsored offshore investment vehicles at September 30, 2006 and December 31, 2005, respectively.

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

7.	Non-Cash Transactions

First Quarter 2005:

•	Certain executive officers of the Company, who are subject to performance based criteria with regard to their 2004 compensation, and several employees were granted 75,344 shares of restricted stock with a value of approximately $3.2 million, which vest over a three-year period. The amount unearned as of March 31, 2005 is recorded as unearned compensation in the Consolidated Statement of Financial Condition.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company withheld 112,874 shares of common stock for required withholding taxes in connection with the delivery of 280,854 restricted stock units (“RSU”).

•	5,000 unvested RSU were forfeited.

•	The restriction on 9,600 shares of restricted stock was lifted and delivered.

•	9,000 shares of restricted stock were granted to non-employee Directors for 2005 Directors fees with a value of approximately $360,000.

Second Quarter 2005:

•	The restriction on 4,800 shares of restricted stock was lifted and delivered.

•	3,433 shares of restricted stock were granted to several employees with a value of approximately $132,000, of which 1,174 unvested shares were forfeited.

Third Quarter 2005:

•	1,800 shares of restricted stock were granted to non-employee Directors with a value of approximately $61,000.

•	The restriction on 2,100 shares of restricted stock was lifted and delivered and 747 shares of restricted stock were forfeited.

•	46,933 shares of restricted stock granted to employees were forfeited.

•	94,000 shares of restricted stock were granted to several employees with a value of approximately $3.2 million.

•	161,725 RSU were forfeited with an approximate grant value of $2.6 million (of which 47,546 RSU were vested and subject to a non-compete clause and were therefore forfeited) and 46,786 shares of restricted stock have been forfeited with an approximate grant value of $1.6 million, as part of the separation agreement with John A. Levin.

•	On September 28, 2005, the Company hired a new Chief Executive Officer. As part of the agreement the Company granted 250,000 shares of restricted stock with an approximate value of $8.0 million, which vest 20% on December 30, 2005 and the remaining 80% shall vest ratably in 20% (i.e. 25% of the invested 80%) installments on the first through fourth anniversaries of the grant date. In addition, 250,000 stock options will be granted on December 30, 2005 equal to the fair market value on the grant date and will vest over the same terms as the restricted stock. The stock options will be accounted for under SFAS 123R upon grant.

First Quarter 2006:

•	Certain officers and employees of the Company were granted 145,000 shares of restricted stock with a value of approximately $2.0 million, which vest over a three-year period. The amount unearned as of March 31, 2006 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 74,428 shares of common stock for required withholding taxes in connection with the delivery of 99,526 RSU.

•	11,953 shares of unvested restricted stock were forfeited.

•	The restriction on 5,764 shares of restricted stock was lifted and delivered.

•	4,592 shares of restricted stock were granted to non-employee Directors for 2005 Directors fees with a value of approximately $59,000.

Second Quarter 2006:

•	181,650 shares of unvested restricted stock were forfeited.

•	The restriction on 4,382 shares of restricted stock was lifted and delivered.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	12,500 shares of restricted stock were granted to a non-employee service provider with a value of approximately $107,000.

Third Quarter 2006:

•	74,746 shares of unvested restricted stock were forfeited

•	The Company withheld 25,625 shares of common stock for withholding taxes in connection with the delivery of 50,000 shares of restricted stock.

8.	Stock Options

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

There was $686,000 and $198,000 of compensation cost related to non-qualified stock options recognized in operating results (included in employee compensation relating to equity grants) in the nine months and three months ended September 30, 2006 respectively.

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

Nine Months
September 30,
2006

Expected volatility	39.79%
Expected annual dividend yield	0.00%
Risk free rate of return	4.49%
Expected option term (years)	10.0

The following table summarizes the information about stock option activity for the nine months ended September 30, 2006:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2005	273,396	$18.61
Granted	50,000	13.75
Lapsed or canceled	(23,396)	15.01

Outstanding at September 30, 2006	300,000	18.08
Exercisable at September 30, 2006	112,500	18.37

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2006 there was $1.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.03 years. The total fair value of options vested during the nine months and three months ended September 30, 2006 was $573,000 and $479,000, respectively. There were 50,000 options vested during the three months ended September 30, 2006.

9.	Income Taxes

There were no tax provisions for the first nine months of 2006. This amount differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate principally due to the elimination of the net deferred tax assets, operating losses and the prior utilization of the Company’s tax carry back.

The Company has recorded a valuation allowance of approximately $5.8 million against its net deferred tax asset as of September 30, 2006. The Company believes that it is more likely than not that this deferred tax benefit will not be utilized in the foreseeable future.

The Company has recently filed its federal tax return for 2005 on which it reported a tax loss carryforward of approximately $14 million.

10.	Restructuring Expenses

During the third quarter of 2006 additional restructuring expenses were incurred to account for the termination costs associated with employee separation agreements of $3.3 million, losses incurred in subleasing excess office space of $2.1 million and the full amortization of the goodwill balance of $9.8 million. For the nine months ended September 30, 2006 restructuring expenses totaled $27.7 million related to separation payments of $5.9 million, subleasing activity of $7.0 million and $14.8 million of expense related to the goodwill writeoff.

11.	Subsequent Events

During October 2006, the Company agreed in principle to sublet approximately 17,000 square feet of office space in its headquarters to a third party in addition to the office space subleases executed in August and May 2006. The Company will establish a reserve to account for the difference between the lease and sublease cash flows of approximately $2.9 million at the point the sublease is signed. The Company is seeking to sublease additional space and will record reserves as appropriate.

During the third quarter, the Company filed its business plan with the New York Stock Exchange (“NYSE”) to remedy its violation of the NYSE’s minimum continued listing standards. The NYSE decided that given the Company’s current situation its shares should be delisted. The Company initially appealed the NYSE’s decision, but on November 1, 2006 withdrew its appeal as it has no potential transaction in discussion that would allow it to return to a level of market capitalization sufficient to meet the listing standard.

On October 12, 2006 a former employee of the Company, filed a complaint in U.S. District Court alleging breach of contract and other state law claims during the period from 2002 to 2006, claiming that the company (1) failed to pay him sales commissions earned while employed by the Company, (2) failed to pay him severance payments and (3) failed to make matching contributions on his behalf to the Company’s 401(k) plan. The Company is currently unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

On October 31, 2006 the Company announced that its President and Chief Executive Officer, John Siciliano, and its Chief Financial Officer, J. Clarke Gray, would resign effective January 2, 2007 and June 30, 2007, respectively. Mr. Siciliano also stepped down as Chairman of the Company’s Board of Directors effective October 31, 2006. Two members of the Company’s Board of Directors agreed to succeed to the positions of President and CEO and Chairman of the Board of Directors. Mr. Harvey Bazaar will become President and Chief Executive Officer of the Company on January 2, 2007 and Mr. Marvin Olshan was elected Chairman of the Board of Directors on October 31, 2006 and will become Executive Chairman on January 2, 2007. The severance cost related to the separations of the Chief Executive Officer and Chief Financial Officer will be $1.35 million and will be charged to operations during the period the separation is effective.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In the third quarter of 2005, the Company began suffering a substantial loss of assets under management due to the departure of key personnel and uncertainty surrounding the future of the business. The deterioration in assets has continued through 2006 culminating in the Company electing to terminate all of its client relationships in the third quarter of 2006. At September 30, 2006, the Company had no clients for whom it was managing assets.

As a result, the Company has no operating business and no assets under management at September 30, 2006. The Company’s principal assets consist of a significant cash position, sizeable net operating tax losses to carry forward, its status as a reporting company under the Exchange Act and a small revenue stream consisting of fee sharing payments from departed portfolio managers and interest on the cash. The revenue stream will be insufficient to cover operating expenses.

The Company has been in the process of attempting to merge with or acquire a third party asset management business and has reviewed numerous opportunities. To date those efforts have been unsuccessful. During the fourth quarter, the Company plans to expand the scope of its efforts beyond traditional asset management and related financial services companies. If the other options are not available, the Company would liquidate and distribute remaining cash to its stockholders.

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

Also in 2005, the Company entered into compensation arrangements for 2006 with the senior portfolio managers of its two remaining major alternative investment strategies, the actively traded long-short equity and small-mid cap long-short equity strategies, and with Philip Friedman, the Company’s Chief Investment Officer, and the senior portfolio manager of the Company’s long-only equity business. These arrangements contemplated superseding longer-term economic arrangements would be reached in the first quarter of 2006 and provided that the teams in these strategies would receive 25% of their 2006 bonus pool on April 15, 2006 for members of the team still in the employ of the Company at March 31, 2006 if no such arrangements were reached. Thereafter, the members of the team would be eligible to receive the balance of 75% of their annual bonus if they were terminated by the Company prior to December 31, 2006 or if they were still in the employ of the Company at that date.

The Company was unable to reach long-term compensation arrangements with the senior portfolio managers of its actively traded long-short equity and small-mid cap long-short equity strategies. As a result, the strategies were liquidated and the portfolio managers left the Company in April 2006. These strategies represented 23.5% of the Company’s revenues for 2005.

The Company also was unable to successfully conclude a longer term employment agreement with Mr. Friedman. As a result, Mr. Friedman resigned and the Company decided to fully exit the “long only” strategies on an orderly basis and they were liquidated during the third quarter. As a result, the Company no longer has an operating business nor any assets under management.

Throughout 2006, the Company has conducted conversations with a number of parties including individual investment professionals, investment teams, and asset management companies, both alternative and long only, as regards a joint venture with, acquisition by or direct employment with BKF. At this time, there are no serious discussions underway which may result in a transaction in the immediate future. The Company intends to continue to pursue all reasonable alternatives.

On October 31, 2006 the Company’s Chief Executive Officer, John Siciliano, and Chief Financial Officer, J. Clarke Gray, announced their intention to resign in 2007 in order to conserve the Company’s liquid assets, which were approximately $38.5 million at September 30th. The Chief Executive Officer will step down on January 2, 2007 and the Chief Financial Officer on June 30, 2007. Additionally, John Siciliano stepped down as Chairman of the Company’s Board of Directors effective October 31, 2006. Two members of the Company’s Board of Directors agreed to succeed to the positions of President and CEO and Chairman of the Board of Directors. Mr. Harvey Bazaar will become President and Chief Executive Officer of the Company on January 2, 2007 and Mr. Marvin Olshan was elected Chairman of the Board of Directors on October 31, 2006 and will become Executive Chairman on January 2, 2007.

Since the beginning of the year, the number of employees at BKF has been reduced from 96 to 10 and will be further reduced as operations continue to wind down.

RISK FACTORS

The ability of BKF to continue as an operating company is dependent on its ability to consummate a merger or an acquisition and/or to raise additional capital.

The Company’s available options include (i) forming a new asset management venture and/or (ii) merging with or acquiring a third party. The Company is not currently engaged in serious discussions regarding a transaction. Any such transaction will be subject to identifying a suitable business and negotiating definitive agreements. Even if the Company is able to enter into a definitive agreement for a transaction, any definitive agreement could be subject to various conditions, including regulatory approvals. Therefore, there can be no assurance that the Company will be able to effect any such transaction. Although the Company’s cash position is sufficient to allow it to operate for a protracted period, the Company believes that an issuance or exchange of either debt or equity or both will be necessary to conclude any such transaction. The ability to raise additional capital is subject to market conditions, the willingness of investors to invest in a new or startup business and other factors. Certain transactions including a possible public offering may require stockholder approval. Also, an equity or rights offering could be dilutive to the existing stockholders of the Company. There can be no assurance that the Company will be able to raise any additional capital on favorable terms at all. If the Company is unable to effect a transaction or to raise additional capital, the Company would expect to be dissolved and liquidated. Finally, even if a transaction or financing occurs, the terms of the transaction or financing may not be favorable to the Company and its stockholders and could result in a decline in the stock price of the Company.

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

Our Common Stock has been delisted on the New York Stock Exchange

On August 29, 2006, the Company’s common stock was delisted from the NYSE. The Company originally appealed this decision but on November 1, 2006 withdrew its appeal as a result of the failure to find a suitable transaction that would have allowed it to meet the NYSE’s continued listing standards. Currently, the Company’s common stock trades on the over-the-counter bulletin board (“OTCBB”). Even though the Company’s common stock continues trading on the OTCBB, the Company cannot ensure you that the market for its common stock will be as liquid as it had been on the NYSE, which can make the market price for the Company’s common stock more volatile than it had been historically. Additionally, being traded on the OTCBB could reduce the ability of holders of the Company’s common stock to purchase or sell the Company’s common stock as quickly and inexpensively as they had been able to when the Company was listed on the NYSE. Lastly, the lack of liquidity also could make it more difficult for the Company to raise capital in the future.

BKF’s ability to consider strategic alternatives and to make investments in new businesses will be limited by the terms of the Investment Company Act of 1940.

Any company that is primarily engaged in the business of investing, reinvesting, or trading or holding securities is an investment company subject to the registration and other regulatory requirements of the Investment Company Act of 1940 (the “1940 Act”). The Company’s primary business is investment advising and asset management. The significant reduction in its assets under management has substantially reduced BKF’s assets, with the remaining assets being concentrated in cash and cash equivalents, U.S. treasury bills and investments in securities and investment partnerships. The Company does not believe it is an investment company and has no intent to become an investment company. Therefore, as a protective measure, the Company intends to rely upon Rule 3a-2 under the 1940 Act. Under Rule 3a-2, a company that has a bona fide intent to be engaged in a business other than that of an investment company may avoid being classified and regulated as an investment company for up to a year. After that one-year period, the Company must either not be an investment company, be exempt from the provisions of the 1940 Act or register as an investment Company and become subject to 1940 Act regulation. (The Company may also seek an order from the SEC regulating that the one-year period be extended. There can be an assurance that the SEC would grant such an order). As a result, the Company’s ability to consider strategic alternatives over an extended period will be limited. In addition, the 1940 Act restricts the ability of the Company to make non-controlling investments. Therefore, the Company’s ability to consider different types of strategic alternatives and to determine how to use its cash position will be subject to certain limitations imposed by the 1940 Act.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF and its subsidiaries. Because of the substantial reduction in assets under management and the Company’s determination to exit its long only strategies, these financial results will not be indicative of the Company’s future results. It should be noted that certain affiliated investment partnerships in which BKF may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF and its affiliates in affiliated partnerships changes. The assets, liabilities and related operations of these partnerships and related minority interest have been reflected in the consolidated financial statements for the three-months and nine months periods ended September 30, 2006 and September 30, 2005. The consolidation of the partnerships does not impact BKF’s equity or net income.

Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005

Revenues

Total revenues for the third quarter of 2006 were $2.2 million, reflecting a decrease of 94.4% from $38.9 million in revenues in the same period in 2005. This decrease is primarily attributable to the termination of all alternative strategies and the decline in assets under management of the long-only strategies. The Company has no operating business and no assets under management as of September 30, 2006. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Quarter Ended
	September 30,	September 30,
	2006	2005

Revenues:
Investments Management Fees (IMF)
Long-Only	$888	$7,777
Event-Driven	—	5,763
Long-Short		2,874
Short-Biased	—	926
Other		535

Total IMF Fees	888	17,875

Incentive Fees and Allocations
Long-Only	—	67
Event-Driven	—	15,023
Active Long-Short		2,813
Short-Biased	—	3
Other		954

Total Incentive Fees	—	18,860

Total Fees	888	36,735

Commission Income and Other	336	125
Investment and Interest Income Gain (Loss)	955	1,015
Investment Income from Consolidated Affiliated Partnerships	—	997

Total Revenue	$2,179	$38,872

The decline in asset-based advisory fees was due to a significant loss of assets under management across all products.

Commission income and other for the third quarter of 2006 was $336,000, as compared to $125,000 for the third quarter of 2005. The 2006 amount, represents payments from a firm founded by John A. Levin, the former Chief Executive Officer of BKF, pursuant to an agreement between Mr. Levin and BKF. The payments are based on a percentage of the revenues generated by clients of Mr. Levin’s new firm that had been clients of BKF. Revenue generated by the broker-dealer business declined as the result of a decrease in the number of accounts maintained at the broker-dealer and since early May 2006, there have been virtually no commissions.

There were no realized and unrealized gain on investments and interest and dividend income loss from consolidated affiliated partnerships in the three months ended September 30, 2006, as compared to $997,000 in the same period of 2005.

Expenses

Total operating expenses for the third quarter of 2006 were $18.6 million, reflecting a decrease of 51.2% from $38.0 million in expenses in the same period in 2005. The third quarter of 2006 includes restructuring expenses more fully described below.

Employee compensation and benefit expense (excluding grants of equity awards) was $1.4 million in the third quarter of 2006, reflecting a decrease of 95.0% from $29.2 million in the third quarter of 2005. These results primarily reflect the reduction of personnel.

Occupancy and equipment rental was $1.3 million in the third quarter of 2006, 25.2% lower than the same period last year.

Other operating expenses were $1.8 million in the third quarter of 2006, reflecting a 56.7% decrease from $4.0 million in the same period in 2005 resulting from the elimination of service and fees , and generally lower expenses of operating the business.

Restructuring Expenses

Included in the restructuring reserve established in the third quarter of 2006 is the final write-off of the remaining goodwill of $9.8 million, the lease reserve for the sublease of $2.1 million and severance payments to terminating employees of $3.4 million.

BKF continues to be in the process of reducing personnel and seeking to sublease a significant portion of its premises, which can be expected to result in charges relating to lease and personnel costs. In May and August of 2006, BKF executed subleases of approximately 33,000 square feet of its office space to a third party. A reserve of $7.5 million was established to account for the future losses related to that space. In October 2006, a sublease for an additional 17,000 square feet of office space was agreed to in principle. An additional reserve of approximately $3.0 million will be established in the fourth quarter to account for future losses related to that sublease. There will be additional reserves related to severance costs established in the third quarter as employees separate from the Company. It is estimated that the payments will be approximately $2 million for the remaining employees.

Taxes

There were no income taxes for the third quarter of 2006 compared to $6.9 million of tax expense in the same period of 2005.

Net Losses

There was a $16.4 million net loss for the third quarter of 2006 compared to a net loss of $6.4 million in 2005.

Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005

Revenues

Total revenues for the first nine months of 2006 were $23.2 million, reflecting a decrease of 77.2% from $101.5 million in revenues in the same period in 2005. This decrease is primarily attributable to the termination of all alternative strategies and the decline in assets under management of the long-only strategies. The Company has no operating business and no assets under management as of September 30, 2006. The revenues generated by the various investment strategies were as follows (all amounts are in thousands):

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Revenues:
Investments Management Fees (IMF)
Long-Only	$5,954	$24,384
Event-Driven	—	19,167
Long-Short	2,663	8,955
Short-Biased	—	3,126
Small Mid-Cap Long-Short	619	—
Other	11	1,585

Total IMF Fees	9,247	57,217

Incentive Fees and Allocations
Long-Only	—	2,128
Event-Driven	179	28,029
Active Long-Short	8,626	7,838
Short-Biased	—	3
Small Mid-Cap Long-Short	1,212	—
Other	61	1,936

Total Incentive Fees	10,078	39,934

Total Fees	19,325	97,151

Commission Income and Other	1,188	502
Investment and Interest Income	2,179	1,829
Investment Income from Consolidated Affiliated Partnerships	489	2,000

Total Revenue	$23,181	$101,482

The decline in asset-based advisory fees was due to a significant loss of assets under management across all products.

Commission income (net) and other for the first nine months of 2006 was $1.2 million, as compared to $502,000 for the same period of 2005. Of the 2006 amount, $1.0 million represents payments from a firm founded by John A. Levin, the former Chief Executive Officer of BKF, pursuant to an agreement between Mr. Levin and BKF. Revenue generated by the broker-dealer business declined as the result of a decrease in the number of accounts maintained at the broker-dealer and reduced trading activity in such accounts.

Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships was $489,000 for the nine months ended 2006, as compared to $2.0 million in the same period of 2005. The gains/losses on investments and dividend and interest income from consolidated investment partnerships include minority interests, i.e., the portion of the gains or losses generated by the partnerships allocable to all partners other than BKF GP, Inc., which are separately identified on the consolidated statements of operations.

Expenses

Total operating expenses for the first nine months of 2006 were $62.8 million, reflecting a decrease of 38.2% from $101.6 million in expenses in the same period in 2005.

Employee compensation and benefit expense (excluding grants of equity awards) was $23.5 million in the first nine months of 2006, reflecting a decrease of 69.2% from $76.1 million in the same period of 2005. These results primarily reflect the reduction of personnel.

Occupancy and equipment rental was $4.4 million in the first nine months of 2006, reflecting a 12.1% decrease from $5.0 million in the same period in 2005 as a result of less office equipment expense, lower depreciation and subleases commencing late in the second quarter of 2006.

Other operating expenses were $6.7 million in the first nine months of 2006, reflecting a 38.3% decrease from $10.8 million in the same period in 2005 generally due to reduced third quarter business activity.

Taxes

There was no income tax expense for this first nine months of 2006 compared to a $7.9 million expense in 2005.

Net Loss

Net loss for the first nine months of 2006 was $39.7 million as compared to a net loss of $8.7 million for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

BKF’s current assets as of September 30, 2006 consist primarily of cash, short-term investments and investment advisory and incentive fees receivable.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, because of the significant decrease in revenues as the result of terminations and withdrawals, cash flow from operating activities has not been sufficient to fund operations during 2006. BKF will use its existing working capital for such purposes. As of September 30, 2006, cash and cash equivalents, US Treasury bills, receivables and investments represent current assets and totaled $40.2 million. There are $10.3 million total liabilities of which $2.8 million would be considered current in the form of accrued expenses and accrued compensation. Net current assets at September 30, 2006 were approximately $37.4 million. The Company expects net current assets to decline as needed to fund operating losses.

At September 30, 2006, BKF had cash, cash equivalents and U.S. Treasury bills of $34.4 million, compared to $56.8 million at December 31, 2005. This decrease primarily reflects the payment of cash bonuses in 2006 that were accrued in 2005, which was partly offset by the collection of receivables and the withdrawal of general partner incentive allocations from affiliated investment partnerships. The decrease in investment advisory and incentive fees receivable from $21.8 million at December 31, 2005 to $1.7 million at September 30, 2006 primarily reflects the receipt of incentive fees earned in 2005, and the substantial reduction in the level of fees receivable generated during the nine months ended September 30, 2006. The decrease in investments in affiliated investment partnerships from $7.7 million at December 31, 2005 to $0 at September 30, 2006 reflects the withdrawal of the general partner incentive allocations and the general partner’s interest from the partnerships due to the liquidation of these partnerships.

Accrued expenses were $1.9 million at September 30, 2006, as compared to $5.6 million at December 31, 2005. Such expenses were comprised primarily of accruals for employee severance, marketing fees and professional fees.

Accrued compensation was $0.9 million at September 30, 2006, as compared to $43.0 million at December 31, 2005, reflecting the payment of 2005 bonuses and the accrual for 2006 bonuses.

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

An evaluation was performed under the supervision and with the participation of BKF’s management, including the CEO and CFO, of the effectiveness of the design and operation of BKF’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, BKF’s management, including the CEO and CFO, concluded that BKF’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in BKF’s internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act 1934, as amended) that occurred during BKF’s most recent quarter that has materially affected, or is reasonably likely to materially affect, BKF’s internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that BKF’s controls will succeed in achieving their stated goals under all potential future conditions.

During the third quarter the Company was notified by its public accountant that a material inadequacy existed in the Company’s internal controls over financial reporting during the second quarter. As more fully disclosed in Company’s June 30, 2006 10Q/A the issue arose as a result of non-routine transaction disclosure and reporting. The Company took remedial action, including the engagement of an independent accounting firm to review the financial statements and disclosure contained in the company’s periodic reports. BKF’s management has concluded that these actions will satisfactorily remedy this inadequacy.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 12, 2006, Stephen T. Eckenberger, a former employee of the Company, filed a complaint in the U.S. District Court for the Southern District of New York alleging breach of contract and other state law claims during the period from 2002 to 2006, claiming that the company (1) failed to pay him sales commissions earned while employed by the Company, (2) failed to pay him severance payments and (3) failed to make matching contributions on his behalf to the Company’s 401(k) plan. The complaint was served on October 16, 2006. The plaintiff is seeking specified monetary damages as well as injunctive relief. The Company intends to defend against the claims vigorously. The Company is currently unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

Item 1A.	Risk Factors

See “Part I. Financial Information. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors and Recent Events.” These risk factors have changed during 2006 and reflect adverse material developments that have taken place since the filing of the Annual Report on Form 10-K/A for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On August 3, 2006 the Company executed an amendment to its sublease with a third party dated May 12, 2006 for a additional portion of its office space at One Rockefeller Plaza, NY, NY 10020. A copy of the sublease is attached as Exhibit 10.1 to this Quarterly Report Form 10-Q.

On October 31, John Siciliano, CEO of BKF Capital Group and J. Clarke Gray, CFO of BKF Capital Group, submitted their registrations to be effective in 2007. This information was disclosed in a current report on Form 8-K filed November 3, 2006.

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Reform Act. For those statements, BKF claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF’s current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and BKF’s actual achievements may differ materially from any future achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability of qualified personnel; in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; BKF’s ability to consummate a merger or an acquisition and/or raise additional capital; the effect of laws, rules and regulations on BKF’s ability to make investments in new businesses and/or pursue strategic alternatives; and other risks and uncertainties referred to in this document and in BKF’s other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF’s control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF’s policy generally not to make any specific projections as to future earnings, and BKF does not endorse any projections regarding future performance that may be made by third parties.

Item 6.	Exhibits

10.1	Sublease amendment dated August 3, 2006 dated May 16, 2006 between BKF Management Co., Inc. and Daylight Forensic and Advisory LLC.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BKF Capital Group, Inc.

By:	/s/ John C. Siciliano
John C. Siciliano
President and
Chief Executive Officer

By:	/s/ J. Clarke Gray
J. Clarke Gray
Senior Vice President and
Chief Financial Officer

Date: November 9, 2006

Exhibit Index

Exhibit	Description of Exhibit

10.1	— Sublease amendment dated August 3, 2006 dated May 16, 2006 between BKF Management Co Inc and Daylight Forensic and Advisory LLC.
31.1	— Section 302 Certification of Chief Executive Officer
31.2	— Section 302 Certification of Chief Financial Officer
32.1	— Section 906 Certification of Chief Executive Officer
32.2	— Section 906 Certification of Chief Financial Officer