Form 10-K
period 2006-12-31
BKF CAPITAL GROUP INC
filed 2007-03-02
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $1.00 per share

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $42,740,488 (based on the closing sale price of $6.25 on June 30, 2006). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

At February 1, 2007, 7,976,341 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of the definitive Proxy Statement (the “Proxy Statement”) of the registrant for its 2007 Annual Meeting of Stockholders to be held on a date to be determined, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2006.

Special Note Regarding Forward-Looking Statements

Some of the statements made in this Annual Report on Form 10-K, including statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, including, most importantly, those statements preceded by, followed by, or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For those statements, BKF Capital Group, Inc. (“BKF Capital”) claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF Capital’s current expectations and are susceptible to a number of risks, uncertainties and other factors including the risks described in “Item 1A. Risk Factors”, and BKF Capital’s actual and achievements may differ materially from any future achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability to recruit qualified personnel; availability, terms and deployment of capital; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; BKF’s ability to consummate a merger or an acquisition and/or raise additional capital; the effect of laws, rules and regulations on BKF’s ability to make investments in new businesses and/or pursue strategic alternatives; and other risks and uncertainties referred to in this document and in BKF Capital’s other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF Capital’s control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF Capital’s policy generally not to make any specific projections as to future earnings, and BKF Capital does not endorse any projections regarding future performance that may be made by third parties.

PART I

Item 1.	Business

Summary Backround

In the third quarter of 2005, the Company began suffering a substantial loss of assets under management due to the departure of key personnel and uncertainty surrounding the future of the business. The deterioration in assets continued through 2006.

As a result, the Company has no operating business and no assets under management at December 31, 2006. The Company’s principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act Reporting Company and a small revenue stream consisting of interest and fee sharing payments from departed portfolio managers. This revenue stream will be insufficient to cover operating expenses.

As previously disclosed, the Company has been evaluating strategic alternatives. Currently, the Company has two options:

•	Merging with, acquiring or commencing a business potentially being funded by a capital raising event; or

•	Liquidating the Company and distributing a portion of the Company’s remaining cash to stockholders.

The Company continues to evaluate strategic alternatives: either commence a new business or liquidate.

See “Item 7.” Management’s Discussion & Analysis of Financial Condition and Results of Operation.

Introduction

BKF Capital operates entirely through BKF Asset Management, Inc. (“BKF Asset Management”), formerly an SEC-registered investment adviser, and its related entities. BKF Capital operated in one business segment, the investment advisory and asset management business but, as noted above, no longer has an operating business. BKF Asset Management owns 100% of LEVCO Securities, Inc. (“LEVCO Securities”), formerly a registered broker-dealer, and BKF GP, Inc. (“BKF GP”), which is the general partner of several investment partnerships, which are referred to as the “BKF Partnerships.” BKF Management Co., Inc. (“BKF Management”), which is 100%

owned by BKF Capital and in turn owns 100% of BKF Asset Management, provides administrative and management services to BKF Asset Management and its related companies. BKF Management and all its subsidiaries are referred to collectively herein as “BKF.” Prior to January 3, 2006, BKF Asset Management, BKF GP and BKF Management were known as John A. Levin & Co., Inc., Levco GP, Inc. and Levin Management Co., Inc., respectively.

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

Services

At December 31, 2006 the Company is not offering any advisory services. It withdrew its investment advisory registration as of December 19, 2006.

BKF GP, continues to act as the managing general partner of several private investment partnerships and will do so until the partnerships are dissolved or disposed of during 2007.

LEVCO Securities which cleared through Bear Stearns Securities Corp. (“Bear Stearns”) on a fully disclosed basis withdrew its Broker/Dealer license as of November 30, 2006 and ceased to service customer accounts at that time.

The table below shows the assets under management of BKF at the dates indicated (there are no assets under management at December 31, 2006):

ASSETS UNDER MANAGEMENT

	December 31
Assets	2005	2004	2003	2002
	($ in millions)

Long Only Accounts
Institutional Accounts	$1,450	$2,964	$2,953	$2,562
Sub-Advisory Accounts	325	2,641	2,306	1,861
Non-Institutional Accounts	42	1,713	1,640	1,489
Wrap Fee Accounts	1,853	2,319	2,502	2,982

Total Long-Only	3,670	9,637	9,401	8,894
Alternative Investments
Actively Traded Long-Short Equity Accounts	665	792	434	18
Small-Mid Cap Long-Short Equity Accounts	120	86	7	—
Other Private Investment Funds	47	99	60	72
Event Driven Accounts	—	2,568	2,418	1,849
Short Biased Accounts	—	422	340	452

Total Alternative Strategies	832	3,967	3,259	2,391

Total	$4,502	$13,604	$12,660	$11,285

The growth in assets under management experienced in 2003 and 2004 reflected market appreciation of assets under management and net inflows into alternative investment strategies, which was partially offset by net outflows from the long-only strategies. The losses experienced in 2005 and 2006 resulted from net outflows across all investment strategies and the termination of the event-driven, short-biased strategies and long only. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operation — Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.”

Employees

As of December 31, 2006, BKF and its subsidiaries employed 3 full time continuing staff members (at December 31, 2005 BKF employed 99 full time staff members).

Regulation

BKF’s business continues to be subject to various federal and state laws and regulations. BKF’s registration with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended was withdrawn on December 19, 2006. BKF Asset Management is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and BKF GP is registered with that agency as a commodity pool operator. Those registrations will be withdrawn when the pools and partnerships are dissolved or disposed of. Levco Securities broker dealer registration was formally withdrawn on November 30, 2006. BKF and BKF GP are members of the National Futures Association. LEVCO Securities was registered as a broker-dealer under the Securities Exchange Act of 1934. It withdrew its broker/dealer license as of November 30, 2006. As a public company, BKF is subject to provisions of the Securities Exchange Act of 1934, as amended.

The regulations to which BKF was subject are primarily designed to protect investment advisory clients, and the rules to which BKF Capital is subject are primarily designed to protect stockholders. The agencies implementing such regulations have broad administrative powers, including the power to limit, restrict or even prohibit entities from carrying on their business in the event of a failure to comply. Possible sanctions for significant historical failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser, broker-dealer or other registrations, suspension or revocation of listing privileges, censures and fines.

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

The ability of BKF to continue as an operating company and a going concern is dependent on its ability to consummate a merger or an acquisition and/or to raise additional capital.

The Company’s available options include merging with or acquiring a third party or liquidating. The Company has no pending transactions. Any such transaction will be subject to identifying suitable business and negotiating definitive agreements. Furthermore, any definitive agreement could be subject to various conditions, including regulatory approvals. Therefore, there can be no assurance that the Company will be able to effect any such transaction. Furthermore, although the Company’s cash position is sufficient to allow it to operate for a protracted period, the Company believes that it will need to raise debt or equity capital to finance any such transaction. The ability to raise additional capital is subject to market conditions, the willingness of investors to invest in a new or startup business and other factors. Furthermore, certain common stock offerings may require stockholder approval. Also, an equity or rights offering could be dilutive to the existing stockholders of the Company. There can be no assurance that the Company will be able to raise any additional capital on favorable terms at all. If the Company is unable to effect a transaction or to raise additional capital, the Company would expect to be dissolved and liquidated. Furthermore, even if a transaction or financing occurs, the terms of the transaction or financing may not be favorable to the Company and its stockholders and could result in a decline in the stock price of the Company.

If we do complete a merger or other transaction you may not have basis on which to assess the merits of the acquired business.

Since we have not yet identified a potential target or business partner, investors have no current basis to evaluate the possible merits or risks of the target or business’ operations. Although we will endeavor to evaluate the risks inherent in a particular target business, we can not assure you that we will properly or assess all of the significant risk factors and accordingly, you may lose your investment in the Company.

If the Company is liquidated, the stockholders of the Company may not receive cash proceeds equal to the current stock price or book value of the Company.

If the Company is dissolved and liquidated, the creditors of the Company will be paid prior to any distribution to the stockholders. Furthermore, the Company expects to reserve a significant portion of its cash to pay for future liabilities, such as rental expenses, employment termination costs and other contractual obligations and contingencies. As a result, the cash remaining to be distributed to stockholders is expected to be significantly less than the Company’s current cash position and could be less than the stock price or book value of the Company.

BKF’s ability to consider strategic alternatives and to make investments in new businesses will be limited by the terms of the Investment Company Act of 1940.

Any Company primarily that engaged in the business of investing reinvesting, or trading or holding securities is an investment company subject to the registration and other regulatory requirements of the Investment Company Act of 1940 (the “1940 Act”). The Company’s primary business is investment advising and asset management. The significant reduction in its asset under management has substantially reduced BKF’s assets, with the remaining assets being concentrated in cash and cash equivalents and U.S. treasury bills. The Company does not believe it is an investment company and has no intent to become an investment company. Therefore, as a protective measure, the Company intends to rely upon Rule 3a-2 under the 1940 Act. Under 3a-2, a company that has a bona fide intent to be engaged in a business other than that of an investment company may avoid being classified and regulated as an investment company for up to a year. After that one-year period, which ends June 30, 2007, the Company must either not be an investment company, be exempt from the provisions of the 1940 Act or register as an investment Company and become subject to 1940 Act regulation. (The Company may also seek an order from the SEC requesting that the one-year period be extended. There can be no assurance that the SEC would grant such an order). As a result, the Company’s ability to consider strategic alternatives over an extended period will be limited. In addition, the 1940 Act restricts the ability of the Company to make non-controlling investments. Therefore, the Company’s ability to consider different types of strategic alternatives and to determine how to use its cash position will be subject to certain limitations imposed by the 1940 Act.

BKF’s Common Stock has been delisted from the New York Stock Exchange

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

BKF’s offices are located at One Rockefeller Plaza, New York, New York. Prior to 2006 the Company ultilized the 56,000 square feet of office space it leased. During 2006 49,000 of the 56,000 square feet originally leased at One Rockefeller Plaza were either subleased or surrendered back to the landlord. The Company maintains its offices in the remaining 7,000 square feet. BKF also maintains a business continuity facility located at Five River Bend, Stamford, Connecticut. This facility encompasses approximately 5,000 square feet and is governed by a lease which expires September 30, 2011. The Company is currently attempting to sublease both facilities.

Item 3.	Legal Procedures

The Company is a defendant in a lawsuit filed in The United States District Court for the Southern District of New York (Court) by a former employee alleging improperly withheld compensation during his employment, improper denial of severance payments and improperly withheld payments due and owing in an attempt to coerce the former employee to release claims against the company. The former employee seeks:  (1) an accounting, (2) $11,575,776 in compensatory and punitive damages, (3) prejudgment interest and (4)attorney’s fees. The former employee’s claims include breach of contract, unjust enrichment, promissory estoppels, quantum meruit and “return of personal property”. The Company answered the complaint on November 30, 2006, and asserted defenses including, but not limited to estoppel, waiver and ratification. The Court has entered a Civil Case Management Plan requiring that the case shall be ready for trial on May 14, 2007. The lawsuit is currently in the discovery phase. The former employee made a reduced settlement demand and the Company responded with an offer of $785,000, but no agreement has been reached. As of December 31, 2006, the Company has provided an adequate accrual for this offer to settle the matter. However, there can be no assurances that additional amounts may not be required to dispose of this lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of BKF Capital’s security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

BKF Capital’s common stock trades over the counter under the symbol BKFG. Prior to August 29, 2006, the primary trading market for the Company’s common stock was the New York Stock Exchange. At the close of business on February 1, 2007, there were 482 holders of record currently of BKF Capital’s common stock.

The following table sets forth for the periods indicated (i) the high and low reported sale prices per share for the common stock as reported on the NYSE through the second quarter of 2006, (ii) the range of high and low bid information quoted on the OTCBB for the third and fourth quarter of 2006 and (iii) cash dividends per share of common stock declared during the period. Market quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Stock Price Ranges/
	Bid Information		Dividend
2006	High	Low	Declared

First quarter	$19.01	$12.55
Second quarter	$10.94	$5.96
Third quarter	$6.20	$3.90
Fourth quarter	$4.10	$3.30

2005

First quarter	$42.89	$34.85	$0.250	(a)
Second quarter	$40.50	$30.97	$0.925	(b)
Third quarter	$37.98	$30.00	$0.250	(c)
Fourth quarter	$30.99	$16.40

(a)	reflects quarterly dividends of $0.125 declared on January 18, 2005 and March 23, 2005.

(b)	special dividend.

(c)	reflects quarterly dividends of $0.125 declared on July 5, 2005 and September 22, 2005.

BKF Capital declared no cash dividends in 2006 and declared and paid $12,124,000 in cash dividends in 2005. The declaration and payment of dividends by BKF Capital is at the discretion of BKF Capital’s Board of Directors. BKF Capital is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF Capital. BKF Capital has discontinued its policy of paying quarterly cash dividends and does not expect to pay dividends in the foreseeable future.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
			Purchased as Part	of Shares (or Units) That
	Total Number of		of Publicly	May Yet Be Purchased
	Shares (or Units)	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	Or Programs	Program

1/1/06 - 12/31/06	110,721	$11.51	Not Applicable	Not Applicable

Total	110,721	$11.51

Item 6.  Selected Financial Data

The selected financial data has been derived in part from BKF’s audited 2006, 2005, 2004, 2003, and 2002 consolidated statements of operations and should be read in conjunction with such statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. All amounts are in millions, excluding share and per share data.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Revenues:
Investments Management Fees (IMF):
Advisory	$2.4	$22.1	$25.4	$24.8	$29.0
Wrap Accounts	3.5	8.0	9.3	10.2	16.4
Event-Driven	—	22.1	28.9	18.7	12.7
Long-Short	2.7	11.4	9.3	2.4
Short-Biased	—	3.8	4.6	4.0	3.4
Other Alternative Investments	0.6	2.1	0.8	0.2	0.3

Total IMF Fees	9.2	69.5	78.3	60.3	61.8
Incentive Fees and Allocations:
Event-Driven	0.2	28.9	28.6	32.2	17.4
Long-Short	8.6	13.8	8.8	5.2	0.1
Short-Biased	—	0.1	—	(2.3)	6.8
Other	—	2.2	2.2	0.6	0.1
Other Alternative Investments	1.3	2.2	1.3	0.6	0.2

Total Incentive Fees	10.1	47.2	40.9	36.3	24.6
Total Fees	19.3	116.7	119.2	96.6	86.4
Commission Income and Other	1.6	0.7	1.5	2.0	2.9

Total Revenues	20.9	117.4	120.7	98.6	89.3
Expenses:
Employee Compensation and Benefits	24.1	97.6	93.8	77.8	61.8
Non-Compensation Expenses	45.9	22.3	19.7	25.7	20.6

Total Expenses	70.0	119.9	113.5	103.5	82.4

Income (loss) before interest, taxes and amortization	(49.1)	(2.5)	7.2	(4.9)	6.9

Net investment income	2.8	2.7	1.6	1.5	1.0
Net investment income — consolidated affiliated partnerships (“CAP”)	0.5	3.2	1.2	2.6	(2.9)
Minority interest from CAP	(0.1)	(1.3)	(0.7)	(1.7)	3.3
Amortization of intangibles	(1.1)	(9.4)	(7.0)	(7.0)	(7.0)

Income (loss) before taxes	(47.0)	(7.3)	2.3	(9.5)	1.3
Income tax expense (benefit)		8.6	4.1	(1.1)	3.7

Net income (loss)	$(47.0)	$(15.9)	$(1.8)	$(8.4)	$(2.4)

Per share data:
Basic:
Net income (loss)	$(5.71)	$(2.08)	$(0.25)	$(1.26)	$(0.37)
Diluted:
Net income (loss)	$(5.71)	$(2.08)	$(0.25)	$(1.26)	$(0.37)
Basic weighted average shares outstanding	8,233,175	7,631,580	6,949,031	6,673,371	6,624,313
Diluted weighted average shares outstanding	8,233,175	7,631,580	6,949,031	6,673,371	6,624,313

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary Backround

In the third quarter of 2005, the Company began suffering a substantial loss of assets under management due to the departure of key personnel and uncertainty surrounding the future of the business. The deterioration in assets continued through 2006.

As a result, the Company has no operating business and no assets under management at December 31, 2006. The Company’s principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act Reporting Company and a small revenue stream consisting of interest and fee sharing payments from departed portfolio managers. This revenue stream will be insufficient to cover operating expenses.

As previously disclosed, the Company has been evaluating strategic alternatives. Currently, the Company has two options:

•	Merging with, acquiring or commencing a business potentially being funded by a capital raising event; or

•	Liquidating the Company and distributing a portion of the Company’s remaining cash to stockholders.

The Company continues to evaluate strategic alternatives: either commence a new business or liquidate.

Recent History: 2005 and 2006

As of January 1, 2005, the Company had $13.6 billion of assets under management. In the first half of 2005, a group of stockholders launched a proxy fight to elect three new directors. It was announced at the Company’s annual meeting on June 23, 2005, that these stockholders were successful and three new directors were elected to the Company’s board. The proxy contest created uncertainty for the Company’s business and employees and, as a result, throughout 2005 the Company suffered significant declines in assets under management.

Following the proxy contest, in August 2005, John A. Levin, the Company’s founder and then Chief Executive Officer, agreed to resign effective upon the appointment of a new Chief Executive Officer. The new Chief Executive Officer, John C. Siciliano, assumed his role September 28, 2005. Under the terms of a separation agreement the Company entered into with Mr. Levin, he was allowed to solicit clients representing approximately $2.1 billion of assets under management by the Company. Under the separation agreement, the Company has an economic stake equal to 15% of the investment fees generated by Mr. Levin’s firm from such former clients (to the extent clients invest in strategies similar to those that had been utilized by them at the Company for five years).

In April 2005, the Company entered into a letter agreement with the senior portfolio managers of the Company’s alternative and “event driven” strategies, including Henry Levin, son of John A. Levin, setting forth compensation agreements for 2005 for these portfolio managers and others in their group. During the third quarter of 2005, the Company negotiated with various managers of these alternative and “event driven” strategies to enter into long-term compensation arrangements. The Company announced on October 18, 2005 that it was not successful in these negotiations. As a result, the Company liquidated these alternatives and “event driven” strategies which represented 41.4% of the Company’s revenues during 2005 and the managers left the Company.

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

The Company was unable to reach long-term compensation with the senior portfolio managers of its actively traded long-short equity and small-mid cap long-short equity strategies were liquidated and the portfolio managers left the Company in April 2006. These strategies represented 23.6% of the Company’s revenues for 2005.

The Company also did not enter into a longer term employment agreement with Mr. Friedman. The Company announced on July 24, 2006 that Mr. Friedman had resigned and that the portfolios following the Company’s “long only” strategies, which represented the remaining $1.9 billion of assets under management as of June 30, 2006, would be liquidated during the third quarter of 2006. As a result, the Company’s “long only” strategies have been liquidated. Currently the Company has no assets under management nor any operating business.

During the latter half of 2006 the Company sought to execute its revised strategy to either revive the business or achieve a business combination. When the probability of quickly achieving such a combination was substantially lessened the Company’s CEO, John Siciliano and CFO, J. Clarke Gray offered their resignations to the board of directors to reduce ongoing expenses. Mr. Siciliano’s resignation became effective January 2, 2007 and Mr. Gray’s will become effective June 30, 2007. Two existing board members Mr. Marvin Olshan and Mr. Harvey J. Bazaar agreed to assume the roles of Chairman and CEO, respectively. The Company continues to pursue all opportunities and intends to exhaust all possibilities before finally deciding to liquidate.

Historically, BKF Capital operated entirely through BKF, an investment adviser previously registered with the Securities and Exchange Commission. BKF specialized in managing equity portfolios for institutional and individual investors. BKF offered long-only equity strategies and a range of alternative investment products and other more specialized investment programs. Most clients were based in the United States, though a significant portion of investors in the alternative investment products were located outside the United States.

BKF acts as the managing general partner of a number of investment partnerships which are in the process of being liquidated and dissolved.

With respect to accounts previously managed pursuant to its long-only equity strategies, BKF generally received advisory fees based on a percentage of the market value of assets under management, including market appreciation or depreciation and client contributions and withdrawals. In some cases, BKF received performance-based fees from accounts pursuing long-only equity strategies. With respect to private investment vehicles and separate accounts managed pursuant to similar strategies, BKF was generally entitled to receive both a fixed management fee based on a percentage of the assets under management and a share of net profits.

At December 31, 2006, there were no assets under management, compared to $4.5 billion a year earlier. Following is a comparison of BKF’s assets under management as defined by product and client type for the years ended December 31, 2005 and 2004.

ASSETS UNDER MANAGEMENT

	2005	2004

Long Only Accounts
Institutional Accounts	$1,450	$2,964
Sub-Advisory Accounts	325	2,641
Non-Institutional Accounts	42	1,713
Wrap Fee Accounts	1,853	2,319

Total Long-Only	3,670	9,637
Alternative Investments
Actively Traded Long-Short Equity Accounts	665	792
Small-Mid Cap Long-Short Equity Accounts	120	86
Other Private Investment Funds	47	99
Event Driven Accounts	—	2,568
Short Biased Accounts	—	422

Total Alternative Strategies	832	3,967

Total	$4,502	$13,604

The reasons for these declines in assets under management are described in greater detail in “Results of Operations — Year Ended December 31, 2006 as compared to Year Ended December 31, 2005.”

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition at December 31, 2006 and 2005, and the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 of BKF Capital Group, Inc. and Subsidiaries (which are included elsewhere herein) and should be read in conjunction with such financial statements. The historical results of operations discussed below will not be indicative of BKF Capital’s future results of operations, especially in light of the Company’s current operational circumstances. It should be noted that certain affiliated investment partnerships in which BKF Capital may be deemed to have a controlling interest have been consolidated. The number and identity of the partnerships being consolidated may change over time as the percentage interest held by BKF Capital and its affiliates in affiliated investment partnerships changes. These partnerships and the related minority interests have been reflected in the consolidated financial statements for the annual periods ended December 31, 2006, 2005 and 2004, where appropriate.

Certain statements under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward Looking Statements.”

Results of Operations

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005

Revenues

Total revenues for 2006 were $24.5 million, reflecting a decrease of 80.1% from $123.2 million in revenues in 2005. Incentive fees and allocations decreased by 78.6% to $10.1 million in 2005 from $47.2 million in 2005, while asset-based management fees declined 86.7% to $9.2 million in 2006 from $69.5 million in 2005. These revenue declines were a direct result of the loss of business described above. The Company no longer has any of these revenue streams.

Under the terms of an agreement between BKF and John Levin, the former CEO of BKF, clients of BKF representing approximately $2.1 billion in assets under management as of December 31, 2005 (including the short-biased investment vehicles) began to have their assets managed by an entity owned and controlled by Mr. Levin as of the beginning of 2006. These accounts have been excluded from BKF’s $4.5 billion of assets under management as of December 31, 2005. BKF has an economic stake equal to 15% of the investment management fees generated for Mr. Levin’s firm from such former clients (to the extent the clients invest in strategies similar to those that had been utilized by them at BKF) for five years. The fees for this agreement were $1.4 million in 2006 and are included in Commission income. Offsetting this increased revenue stream is a reduction in the revenue generated by the broker-dealer business (net of clearing charges) which declined from $712,000 in 2005 to $155,000 in 2006. The broker dealer has currently withdrawn its license and is effectively out of business.

Net realized and unrealized gain on investments and interest and dividend income from consolidated affiliated partnerships decreased to $0.50 million in 2006 from $3.2 million in 2005. Those partnerships have been liquidated and are currently in the process of being formally dissolved.

Expenses

Total expenses for 2006 were $71.4 million, reflecting a 44.7% decrease from $129.2 million in 2005. Included in the 2006 expenses are $32.8 million of restructuring expenses which include $14.8 of goodwill amortization, $11.2 million for losses on leasing activities and severance expense of $6.8 million. Aside from restructuring expenses the remaining $38.6 million includes $24.8 million of employee compensation down from $92.5 million in 2005. This decrease is directly related to the employee staffing level declining from 99 employees at December 31, 2005 to 3 one year later.

Expenses associated with employee equity grants resulted in a credit in 2006 due to the large number of forfeitures related to employee terminations.

Occupancy and equipment rental decreased 31.3% to $4.6 million in 2006 from $6.7 million in 2005 due to subleasing of office space during 2006.

Other operating expenses of BKF Capital for 2006 were $8.4 million, reflecting an decrease of 44.4% from $15.1 million in 2005. This decrease is primarily due to the substantially reduced level of business activity.

The decrease in amortization expense to $1.1 million in 2006 from $9.4 million in 2005 reflects the impairment of the value of certain investment advisory contracts that were treated as intangible assets in connection with the 1996 acquisition of BKF Asset Management by BKF Capital. The value of these contracts is being amortized over a 10-year period concluding on June 30, 2006. The termination of a significant portion of these contracts during the third and fourth quarters of 2005 led to the conclusion that the value of these contracts had been impaired. The final write off of these advisory contracts occurred during the first quarter of 2006.

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

Under the terms of an agreement between BKF and John Levin, the former CEO of BKF, clients of BKF representing approximately $2.1 billion in assets under management as of December 31, 2005 (including the short-biased investment vehicles) began to have their assets managed by an entity owned and controlled by Mr. Levin as of the beginning of 2006. These accounts have been excluded from BKF’s $4.5 billion of assets under management as of December 31, 2005. BKF has an economic stake equal to 15% of the investment management fees generated for Mr. Levin’s firm from such former clients (to the extent the clients invest in strategies similar to those that had been utilized by them at BKF).

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

Expenses

Total expenses for 2005 were $129.23 million, reflecting an increase of 7.3% from $120.43 million in 2004. Excluding amortization of finite life intangibles, total expenses were $119.82 million, reflecting an increase of 5.7% from $113.42 million in 2004. Employee compensation and benefits (excluding grants of equity awards) rose 8.7% to $92.47 million in 2005 from $85.09 million in 2004. This increase in compensation expense is primarily attributable to an increase in fee revenues generated by the long-short alternative investment strategy and the implementation of the 2005 compensation program adopted by the Board of Directors in August 2005. The program was geared to maintain compensation levels for the majority of BKF’s personnel at levels comparable to those earned in 2004..

Expenses associated with employee equity grants decreased 40.5% to $5.15 million in 2005 from $8.66 million in 2004 as the result of the vesting and forfeiture of grants.

Occupancy and equipment rental increased 11.1% to $6.66 million in 2005 from $5.99 million in 2004. This increase was primarily the result of escalations under the lease and the taking of additional space to establish an office in London. In conjunction with the termination of BKF’s event driven strategies, BKF assigned its interest in the London lease effective February 20, 2006.

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

The increase in amortization expense to $9.41 million in 2005 from $7.01 million in 2004 reflects the impairment of the value of certain investment advisory contracts that were treated as intangible assets in connection with the 1996 acquisition of BKF Asset Management by BKF Capital. The value of these contracts is being amortized over a 10-year period concluding on June 30, 2006. The termination of a significant portion of these contracts during the third and fourth quarters of 2005 led to the conclusion that the value of these contracts had been impaired..

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

Liquidity and Capital Resources

BKF’s current assets as of December 31, 2006 consist primarily of cash, short-term investments and receivables. While BKF has historically met its cash and liquidity needs through cash generated by operating activities, because of the significant decrease in revenues as the result of terminations and withdrawals, cash flow from operating activities has not been sufficient to fund operations during 2006. BKF will use its existing working capital for such purposes.

At December 31, 2006, BKF Capital had cash, cash equivalents and U.S. Treasury bills of $31.1 million, as compared to $56.8 million at December 31, 2005. BKF Capital had receivables of $4.0 million at December 31, 2006, as compared to $21.8 million at December 31, 2005. This decrease in cash and cash equivalents receivables primarily reflects the overall reduction in the business as described above. The decrease in prepaid expenses and other assets to $1.7 million at December 31, 2006 from $2.37 million at December 31, 2005, primarily reflects the decreased business activity.

The decrease in fixed assets to $88,000 at December 31, 2006 from $4.8 million at December 31, 2004 primarily reflects the subleasing activity and the depreciation of assets.

The elimination of investments in securities from consolidated affiliated partnerships from the $14.6 million at December 31, 2005, reflects the liquidation of those investments.

Accrued expenses were $2.5 million at December 31, 2006, as compared to $5.6 million at December 31, 2005. This decrease is primarily attributable to reduced business activity and related expenses.

Off Balance Sheet Risk

BKF GP serves as the managing general partner for several affiliated investment partnerships which trade primarily in equity securities. As of December 31, 2006 virtually all of these partnerships’ investments have been fully liquidated and the proceeds distributed. There is no General Partner or limited partners’ capital remaining in these partnership unless certain illiquid portfolio positions eventually realize a value. As of December 31, 2005, total partners’ capital in these partnerships was approximately $157.8 million and the sum total of BKF GP’s capital accounts in the affiliated investment partnerships was approximately $7.5 million. The financial condition and results of operations of certain of these affiliated investment partnerships are not included in BKF Capital’s consolidated statements of financial condition (except to the extent of BKF GP’s equity ownership in 2005). BKF GP has not guaranteed any of the affiliated investment partnerships’ obligations, nor does it have any contractual commitments associated with them.

Contractual Obligations

As of December 31, 2006, the Company’s contractual obligations, including payments due by period, are as follows ($ in thousands):

	Payments Due by Period
	Total	2007-2008	2009-2010	2011

Office leases	$11,677	$4,855	$4,963	$1,859

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Currently the Company has no assets under management and is not subject to market risk.

Item 8.	Financial Statements and Supplemental Data

The independent auditor’s reports and financial statements listed in the accompanying index are included in Item 15 of this Annual Report on Form 10-K. See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no unresolved disagreements with the Accountants on Accounting or Financial Disclosure matters. During 2006 the Company and the accountants disagreed on the period in which to reflect the write off of goodwill. The disagreement was resolved by the Company adopting the recommendation of the accountants as disclosed on Form 8-K filed February 12, 2007.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of BKF’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10, 11, 12, 13 and 14

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 29, 2007 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A which will contain such information.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

The following financial statements of BKF Capital Group, Inc. and Subsidiaries are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

(2) Financial Data Schedules

All schedules are omitted, as the required information is inapplicable or is included in the financial statements or related notes.

(3) Exhibits

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference Exhibit 3.1 to Registrant’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 June 30, 2001 and the December 31, 2005 10K.
3.2	—	Bylaws of Registrant (incorporated by reference to Exhibit 3(ii) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001).
4.1	—	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2000).
10.1	—	Amendment to Lease dated October 10, 2003 between Rockefeller Center Properties and John A. Levin, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2003).
10.2	—	Lease dated December 20, 1993 between Rockefeller Center Properties and John A. Levin & Co., Inc., as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2000, Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, and Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001).
10.3	—	Lease dated September 25, 2002 between River Bend Executive Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).
10.4	—	Registrant’s 1998 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.5	—	Registrant’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).
10.6	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2001).

Exhibit
Number		Description

10.7	—	Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed with the Commission on November 17, 2000).
10.8	—	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005).
10.9	—	Letter Agreement between BKF and Levin Management Co., Inc. and each of Henry Levin and Frank Rango dated April 19, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated April 22, 2005).
10.10	—	Change in Control Agreement between BKF, Levin Management Co., Inc. and Glenn A. Aigen dated June 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated June 6, 2005).
10.11	—	Change in Control Agreement between BKF, Levin Management Co., Inc. and Norris Nissim dated June 1, 2005 (incorporated by reference to Exhibit 10.2 of Registrant’s Report on Form 8-K dated June 6, 2005).
10.12	—	Retention Agreement between BKF, Levin Management Co., Inc and Philip Friedman dated August 11, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated August 16, 2005).
10.13	—	First Amendment to Retention Agreement between BKF and Philip Friedman dated November 15, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated November 16, 2005).
10.14	—	Transition/Separation Agreement between BKF and John A. Levin dated as of August 23, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated August 24, 2005).
10.15	—	First Amendment to Transition/Separation Agreement between BKF and John A. Levin dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated December 28, 2005).
10.16	—	Employment Agreement between BKF and John C. Siciliano dated September 28, 2005 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.17	—	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Glenn A. Aigen (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.18	—	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Norris Nissim (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.19	—	Transition/Separation Agreement between BKF and Glenn A. Aigen dated December 20, 2005 (incorporated by reference to Exhibit 10.6 of Registrant’s Report on Form 10-Q for the period ended September 30, 2005).
10.20	—	Separation Agreement and Release of All Claims between BKF and Henry Levin dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated December 22, 2005).
10.21	—	Employment Agreement between BKF and Clarke Gray dated as of January 4, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated January 6, 2006).
10.22	—	Transition/Separation Agreement between BKF and Norris Nissim dated May 5, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.23	—	Separation Agreement between BKF and Philip Friedman dated July 24, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated July 24, 2006).
10.24	—	Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

Exhibit
Number		Description

10.25	—	First Amendment to the Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period September 30, 2006).
10.26	—	Partial Surrender Agreement and Amendment between BKF and RCPI Landmark Properties, LLC dated November 22, 2006.*
10.27	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 18, 2006).
10.28	—	Separation Agreement between BKF and John C. Siciliano dated October 31, 2006*
10.29	—	Separation Agreement between BKF and J. Clarke Gray dated October 31, 2006*
14.1	—	Registrant’s Code of Ethics (incorporated by Reference to Exhibit 14.1 of Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2003).
21.1	—	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2000).
23.1	—	Consent of Grant Thornton LLP*
23.3	—	Consent of Eisner LLP*
24.1	—	Powers of Attorney (included on the Signature Pages hereto).*
31.1	—	Section 302 Certification of Chief Executive Officer*
31.2	—	Section 302 Certification of Chief Financial Officer*
32.1	—	Section 906 Certification of Chief Executive Officer*
32.2	—	Section 906 Certification of Chief Financial Officer*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BKF Capital Group, Inc.

By:	/s/ J. Clarke Gray
J. Clarke Gray
Senior Vice President
and Chief Financial Officer

Date: March 1, 2007

Each person whose signature appears below hereby constitutes and appoints Harvey J. Bazaar and J. Clarke Gray and each of them, his true and lawful attorney-in-fact and agent with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ MARVIN OLSHAN Marvin Olshan	Director, Chairman of the Board	March 1, 2007

/s/ HARVEY J. BAZAAR Harvey J. Bazaar	Director, Chief Executive Officer	March 1, 2007

/s/ J. CLARKE GRAY J. Clarke Gray	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ RONALD LABOW Ronald Labow	Director	March 1, 2007

/s/ KEITH MEISTER Keith Meister	Director	March 1, 2007

/s/ KURT N. SCHACHT Kurt N. Schacht	Director	March 1, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number

Report of Independent Registered Public Accounting Firm — Grant Thornton LLP	F-2
Reports of Independent Registered Public Accounting Firm — Eisner LLP	F-3
Consolidated Statements of Financial Condition at December 31, 2006 and 2005	F-8
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-9
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-10
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-11
Notes to Consolidated Financial Statements	F-12
EX-10.26: PARTIAL SURRENDER AGREEMENT
EX-10.28: SEPARATION AGREEMENT
EX-10.29: SEPARATION AGREEMENT
EX-23.1: CONSENT OF GRANT THORNTON LLP
EX-23.3: CONSENT OF EISNER LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICAITON
EX-32.2: CERTIFICATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BKF Capital Group, Inc.

We have audited the accompanying consolidated statements of financial condition of BKF Capital Group, Inc. and subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the periods ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of five consolidated affiliated partnerships (collectively the “2005 CAP”), which statements reflect total assets constituting 21 percent as of December 31, 2005, and total revenues of 3 percent for the year then ended. Those statements were audited by another auditor whose reports thereon have been furnished to us, and our opinion, insofar as it relates to the amounts included for the 2005 CAP, is based solely on the reports of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations, changes in stockholders’ equity and their consolidated cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company’s ability to continue as a going concern. During 2006 and 2005, the Company experienced a total loss of assets under management and as a result the Company has had a significant decline in revenues in 2006 and no longer has an operating business. The Company continues to evaluate strategic alternatives: either commence a new business or liquidate. Historically, the Company has funded its cash and liquidity needs through cash generated from operations; however, in light of the above, the Company expects cash generated from current operations will not be sufficient to fund operations and that the Company will use its existing working capital to fund operations. These factors, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  GRANT THORNTON LLP

New York, New York
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Alvarado Capital Partners, L.P.

We have audited the accompanying statement of assets, liabilities and partnership capital of Alvarado Capital Partners, L.P. (the “Partnership”) (a limited partnership) (in liquidation), including the condensed schedule of investments as of December 31, 2005, and the related statements of operations, changes in partnership capital and financial highlights for the year ended December 31, 2005. These financial statements (not shown separately herein) are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

New York, New York
January 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Fairmount Capital Partners, L.P.

We have audited the accompanying statement of assets, liabilities and partnership capital, of Fairmount Capital Partners, L.P. (a limited partnership) including the condensed schedule of investments as of December 31, 2005, and the related statements of operations, changes in partnership capital and financial highlights for the period from April 1, 2005 (commencement of operations) to December 31, 2005. These financial statements and financial highlights (not shown separately herein) are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

New York, New York
January 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
LR Capital Partners, L.P.

We have audited the accompanying statement of assets, liabilities and partnership capital, of LR Capital Partners, L.P. (a limited partnership) including the condensed schedule of investments as of December 31, 2005, and the related statements of operations, changes in partnership capital and financial highlights for the period from June 1, 2005 (commencement of operations) to December 31, 2005. These financial statements and financial highlights (not shown separately herein) are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

New York, New York
January 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Levco Debt Opportunity Partners, L.P.

We have audited the accompanying statement of assets, liabilities and partnership capital of Levco Debt Opportunity Partners, L.P. (the “Partnership”) (in liquidation) as of December 31, 2005. This financial statement (not shown separately herein) is the responsibility of the Partnership’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement (not shown separately herein) enumerated above presents fairly, in all material respects, the financial position of Levco Debt Opportunity Partners, L.P. as of December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
January 20, 2006

With respect to Note F
February 9, 2006 and February 28, 2006

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31,	December 31,
	2006	2005

Assets
Cash and cash equivalents	$3,689	$14,432
U.S. Treasury bills	27,430	42,384
Investment advisory, incentive fees and other receivables	3,979	21,805
Investments in securities, at value (cost $0 and $6,839, respectively)	—	7,685
Investments in affiliated partnerships	—	7,696
Prepaid expenses and other assets	1,698	2,373
Fixed assets (net of accumulated depreciation of $254 and $8,000, respectively)	88	4,783
Goodwill (net of accumulated amortization of $23,362 and $8,566)	—	14,796
Investment advisory contracts (net of accumulated amortization)	—	1,107
Consolidated affiliated partnerships:
Due from broker	—	16,783
Investments in securities, at value (cost $0 and $13,841, respectively)	—	14,578

Total assets	$36,884	$148,422

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$1,444	$5,638
Accrued commissions and profit sharing	640	43,020
Accrued restructuring expense	5,217	—
Accrued lease amendment expense	2,956	3,420
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $0 and $6,878, respectively)	—	7,084
Partner contributions received in advance	—	506

Total liabilities	10,257	59,668

Minority interest in consolidated affiliated partnerships	—	13,161

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,976,341 and 8,180,057 shares, respectively	$7,976	8,180
Additional paid-in capital	75,883	88,887
Accumulated deficit	(57,184)	(10,168)
Unearned compensation — restricted stock and restricted stock units	(48)	(11,306)

Total stockholders’ equity	26,627	75,593

Total liabilities, minority interest and stockholders’ equity	$36,884	$148,422

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Investment advisory fees	$9,248	$69,492	$78,324
Incentive fees and allocations	10,078	47,164	40,925
Commission income (net) and other	1,588	712	1,438
Net realized and unrealized gain on investments	1,410	1,120	1,020
Interest income	1,705	1,551	604
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	192	2,737	1,129
Interest and dividend income	297	432	47

Total revenues	24,518	123,208	123,487

Expenses:
Employee compensation and benefits	24,831	92,472	85,092
Employee compensation relating to equity grants (redemptions)	(689)	5,154	8,661
Occupancy & equipment rental	4,574	6,655	5,990
Other operating expenses	8,441	15,191	13,529
Amortization of intangibles	1,107	9,406	7,009
Interest expense	303	239	118
Other operating expenses from consolidated affiliated partnerships	58	113	26
Restructuring Expenses	32,778

Total expenses	71,403	129,230	120,425

Operating income (loss)	(46,885)	(6,022)	3,062
Minority interest in consolidated affiliated partnerships	(131)	(1,267)	(749)

Income (loss) before taxes	(47,016)	(7,289)	2,313

Income tax expense	—	8,576	4,078

Net (loss)	$(47,016)	$(15,865)	$(1,765)

(Loss) per share:
Basic and Diluted	$(5.71)	$(2.08)	$(0.25)

Weighted average shares outstanding Basic and Diluted	8,233,175	7,631,580	6,949,031

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net (loss)	$(47,016)	$(15,865)	$(1,765)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	2,361	11,590	9,169
Losses resulting from restructuring expenses	18,462
Expense for vesting of restricted stock and stock units	(675)	5,191	8,919
Loss on disposal of fixed assets	—	309	—
Tax benefit related to employee compensation plans	—	878	4,432
Change in deferred tax asset	—	8,391	275
Unrealized (gain) on investments in securities	—	(484)	(300)
Decrease (Increase) in U.S. treasury bills	14,954	(1,918)	(7,971)
Decrease (Increase) in investment advisory and incentive fees receivable	17,826	18,204	(2,165)
Decrease (Increase) in prepaid expenses and other assets	675	4,675	(3,192)
Decrease in investments in affiliated investment partnerships	7,696	9,666	1,604
Decrease (Increase) in investments in securities	7,685	(1,413)	(1,109)
(Decrease) Increase in accrued expenses	(4,194)	1,554	702
(Decrease) Increase in accrued commissions and profit sharing	(42,380)	334	2,958
Increase in accrued restructuring expenses	5,217	—	—
(Decrease) in accrued lease amendment expense	(464)	(423)	(692)
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	131	1,267	208
Increase (Decrease) in due from broker	16,783	(15,831)	(952)
Increase (Decrease) in securities	14,578	(8,061)	(6,517)
(Decrease) Increase in securities sold short	(7,084)	5,785	1,299

Net cash provided by operating activities	4,555	23,849	4,903
Cash flows from investing activities:
Fixed asset additions	(225)	(464)	(2,234)

Net cash (used in) investing activities	(225)	(464)	(2,234)
Cash flows from financing activities:
Issuance of common stock	(1,274)	(5,897)	(3,505)
Dividends paid to shareholders	—	(11,811)	(2,799)
Consolidated affiliated partnerships:
(Decrease) Increase in partner contributions received in advance	(506)	506	—
Partner subscriptions	1,100	4,667	2,270
Partner redemptions	(14,393)	—	—

Net cash (used in) financing activities	(15,073)	(12,535)	(4,034)

Net (decrease) increase in cash and cash equivalents	(10,743)	10,850	(1,365)
Cash and cash equivalents at the beginning of the year	14,432	3,582	4,947

Cash and cash equivalents at the end of the period	$3,689	$14,432	$3,582

Supplemental disclosure of cash flow information:
Cash paid for interest	$15	$—	$118

Cash paid for taxes	$155	$285	$961

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Twelve Months Ended December 31, 2006
(Amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

Balance at December 31, 2003	$6,826	$87,937	$22,054	$(14,209)	$102,608
Grants of restricted stock and restricted stock units	65	(2,744)	—	8,814	6,135
Issuance of common stock	384	(1,167)	—	—	(783)
Tax benefit related to employee compensation plans	—	4,432	—	—	4,432
Dividend, net of compensation expense(1)	—	—	(2,781)	—	(2,781)
Net (loss)	—	—	(1,765)	—	(1,765)

Balance at December 31, 2004	$7,275	$88,458	$17,508	$(5,395)	$107,846
Grants of restricted stock units and restricted stock	388	5,965	—	(5,911)	442
Issuance of common stock	517	(6,414)	—	—	(5,897)
Tax benefit related to employee compensation plans	—	878	—	—	878
Dividends, net of compensation expense(1)	—	—	(11,811)	—	(11,811)
Net (loss)	—	—	(15,865)	—	(15,865)

Balance at December 31, 2005	$8,180	$88,887	$(10,168)	$(11,306)	$75,593
Grants of restricted stock units and restricted stock — net of forfeitures(2)	(277)	(9,309)		10,856	1,270
Issuance of common stock	73	(4,499)		402	(4,024)
Grants of stock options	—	804		—	804
Net (loss)	—	—	$(47,016)	—	(47,016)

Balance at December 31, 2006	$7,976	$75,883	$(57,184)	$(48)	$26,627

(1)	compensation expense incurred relating to dividend of $313 in 2005 and $18 in 2004

(2)	includes grants of $162 and forfeitures of $(439).

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

BKF Capital Group, Inc. (the “Company”) operates through a wholly-owned subsidiary, BKF Asset Management Co., Inc. and its subsidiaries, all of which are referred to as “BKF.” The Company trades on the over the counter market under the symbol (“BKFG”).

The Consolidated Financial Statements of BKF include its wholly-owned subsidiaries LEVCO Europe Holdings, Ltd. (“LEVCO Holdings”) and its wholly-owned subsidiary, LEVCO Europe, LLP (“LEVCO Europe”), BKF Asset Management, Inc., (“BAM”), BAM’s two wholly-owned subsidiaries, BKF GP Inc. (“BKF GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. During 2006 the liquidations of the subsidiaries were commenced and the affiliated partnerships were liquidated. As a result there were no affiliated partnerships in the December 31, 2006 Consolidated Financial Statements. Five investment partnerships were consolidated at December 31, 2005 and one was consolidated at December 31, 2004. In addition, the operations of five investment partnerships were included in the statements of operation and cash flows for the applicable periods during the year ending December 31, 2005. The operations of two investment partnerships were included in the statements of operation and cash flows for the applicable periods during the year ended December 31, 2004. All intercompany transactions have been eliminated in consolidation.

BAM is an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. Prior to that time provided investment advisory services to its clients which included U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. BAM also participated in broker consulting programs (Wrap Accounts) with several nationally recognized financial institutions. LEVCO Securities was registered with the SEC as a broker- dealer and is a member of the National Association of Securities Dealers, Inc.; it withdrew its registration on November 30, 2006. BKF GP acts as the managing general partner of several affiliated investment partnerships and is registered with the Commodities Futures Trading Commission as a commodity pool operator.

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. During 2006 and 2005, the company experienced a total loss of assets under management and as a result the Company has had a significant decline in revenues in 2006 and no longer has a operating business. The Company continues to evaluate strategic alternatives: either commence a new business or liquidate. Historically, the Company has funded its cash and liquidity needs through cash generated from operations, however, in light of the above, the Company expects cash generated from current operations will not be sufficient to fund operations and that the Company will use its existing working capital to fund operations. As a result the ability of the Company to continue as a going concern is at risk.

Consolidation Accounting Policies

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements,” to variable interest entities (“VIE”), (“FIN 46”), which was issued in January 2003 and revised in December 2003 (“FIN 46R”), defines the criteria necessary to be considered an operating company (i.e., voting interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries, (“SFAS 94”) should be applied. As required by SFAS 94, the Company consolidates operating companies in which BKF has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46R defines operating companies as businesses that have a sufficient legal equity to absorb the entities’ expected losses and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which the Company is able to exercise significant influence but do

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not control are accounted for under the equity method. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of an operating entity. The Company has determined that it does not have any VIE. Entities consolidated are based on equity ownership of the entity by the Company and its affiliates. All intercompany accounts have been eliminated.

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

Cash, Cash Equivalents and United States Treasury Bills

The Company treats all United States Treasury Bills with maturities at acquisition of three months or less as cash equivalents. The U.S. Treasury bills are valued at cost plus accrued interest, which approximates market value. Investments in money market funds are valued at net asset value. The Company maintains substantially all of its cash, cash equivalents and U.S. Treasury bills invested in interest bearing instruments at two nationally recognized financial institutions, which at times may exceed federally insured limits. As a result the Company is exposed to credit risk related to the money market funds and the market rate inherent in both the U.S. Treasury bills and the money market funds.

Investments in Affiliated Investment Partnerships

BKF GP served as the managing general partner for several affiliated investment partnerships (“AIP”), which primarily engaged in the trading of publicly traded equity securities, and in the case of one partnership, distressed

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate debt. Currently all AIP activities have been terminated and BKF GP is in the process of dissolving those partnerships. The assets and liabilities and results of operations of the AIP are not included in the Company’s consolidated statements of financial condition with the exception of BKF GP’s equity ownership and certain AIP whereby BKF GP is deemed to have a controlling interest in the partnership (see Note 4). The limited partners of the AIP have the right to redeem their partnership interests at least quarterly.

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

BKF GP’s investment amount in the unconsolidated AIP equals the sum total of its capital accounts, including incentive allocations, in the AIP. Each AIP values its underlying investments in accordance with policies as described in its audited financial statements and underlying offering memoranda. It is the Company’s general practice to withdraw the incentive allocations earned from the AIP within three months after the fiscal year end or after the fund is liquidated. BKF GP has general partner liability with respect to its interest in each of the AIP and has no investments in the AIP other than its interest in these partnerships. See Note 8 — Related Party Transactions.

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

Beginning in 2005 and continuing in 2006, the Company’s review of certain long-lived assets (investment advisory contracts) indicated that such assets were impaired. These investment advisory contracts relate to the cost in excess of the net assets acquired by BKF in June 1996 which were reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. During the latter half of 2005 and into the first half of 2006 the Company was terminated as the investment advisor for all of the accounts to which the investment advisory contracts relate. The Company performed continuing valuations of the intangible assets (under SFAS No. 144) and determined that the estimated discounted cash flows for the remaining investment advisory accounts acquired by the Company in 1996 was less than the carrying value of the related assets as determined using the Income approach. As a result, the Company recorded a charge of approximately $1.1 million in 2006 and $2.4 million in 2005 representing the difference between the fair value as determined by Income

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approach and the carrying value of the group of assets. Such amounts are reflected in amortization expense in the 2006 and 2005 Consolidated Statement of Operations.

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

Effective January 1, 2004, for new additions only, the firm changed to the straight-line method of depreciation for furniture, fixtures, and office/computer equipment.

The firm’s depreciation and amortization is computed using the methods set forth below:

Leasehold Improvements
	Furniture, Fixtures	Term of Lease Greater	Term of Lease Less	Certain Internal Use
	and Equipment	Than Useful Life	Than Useful Life	Software Costs

Placed in service prior to January 1, 2004	Accelerated cost recovery over the useful life of the asset.	Straight-line over the useful life of the asset	Straight-line over the term of the lease	Accelerated cost recovery over the useful life of the asset
Placed in service on or after January 1, 2004	Straight-line over the useful life of the asset	Straight-line over the useful life of the asset	Straight-line over the term of the lease	Straight-line over the useful life of the asset

For the year ended December 31, 2004, the effect of the change from the accelerated cost recovery method of depreciation used prior to January 1, 2004 to the straight-line method of depreciation, effective for additions placed in service on or after January 1, 2004, was an increase in depreciation expense of approximately $98,000 and $.01 per share.

During 2006 BKF abandoned certain furniture and equipment as a result of its subleasing and downsizing activities. As a result approximately $3.7 million was reflected as part of restructuring expenses in the Consolidated Statement of Operations.

Intangible Assets

The cost in excess of net assets of BKF acquired by the Company in June 1996 is reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. Other intangible assets with finite lives are amortized over their useful lives. During 2006 Goodwill of $14.8 million was fully written off.

See Note 6 — Intangible Assets.

Earnings Per Share

The Company accounts for Earnings Per Share under SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the total of the weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings (loss) per share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except share and per share data):

	Year Ended December 31,
	2006	2005	2004

Net (loss)	$(47,016)	$(15,865)	$(1,765)
Basic weighted-average shares outstanding	8,233,175	7,631,580	6,949,031

Diluted weighted-average shares outstanding	8,233,175	7,631,580	6,949,031

Basic and diluted (loss) per share:
Net (loss)	$(5.71)	$(2.08)	$(0.25)

In calculating diluted (loss) per share for the years ended December 31, 2006, 2005 and 2004, 300,000, 456,807, and 1,280,861 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

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

Business Segments

The Company operated in one business segment, the investment advisory and asset management business.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees: (APB No. 25), and related interpretations. The Company followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted SFAS 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net (loss) and (loss) per share for prior years if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollar amounts in thousands, except per share amounts):

	2006	2005	2004

Net (loss), as reported	$(47,016)	$(15,865)	$(1,765)
Add: Stock-based employee compensation expense included in reported net loss net of related tax effects	(663)	4,841	4,873
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards net of related tax effects	663	(5,336)	(4,873)

Pro forma net (loss)	$(47,016)	$(16,360)	$(1,765)

(Loss) per share:
Basic and diluted — as reported	$(5.71)	$(2.08)	$(0.25)

Basic and diluted — pro forma	$(5.71)	$(2.14)	$(0.25)

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from the public trading price of BKF stock. The Company used a 10 year option life as the expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for non-qualified stock options consistent with the requirements of SFAS No. 123R for the years ended December 31, 2006 and 2005.

Expected dividend yield	0.00%
Expected volatility	38.20%
Risk-free interest	4.51%
Expected term	10 years
Fair value	$10.86

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

Recent Accounting Developments

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which seeks to reduce diversity in practice that is associated with certain aspects of measurement and recognition when accounting for uncertain tax positions and clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 is effective for the Company beginning January 1, 2007. At this time FIN 48 will not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires disclosure regarding fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 will have on the Company’s financial statements.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bullentin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. “SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “roll-over” and “iron curtain” approaches. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current year statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of when the misstatement originated. SAB 108 requires a “dual approach” that requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material effect on the Company’s results of operations or financial condition as management is not aware of any prior year misstatements in the Company’s financial statements.

In September 2006, The FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 has no effect on the Company’s financial statements.

2.	Off-Balance Sheet Risk

LEVCO Securities acted as an introducing broker and all transactions for its customers were cleared through and carried by a major U.S. securities firm on a fully disclosed basis. LEVCO Securities had agreed to indemnify its clearing broker for losses that the clearing broker sustained from the customer accounts introduced by LEVCO Securities. In the ordinary course of its business, however, LEVCO Securities did not accept orders with respect to client accounts if the funds required for the client to meet its obligations were not on deposit in the client account at the time the order was placed.

3.	Investment Advisory Fees Receivable

Included in investment advisory fees receivable are approximately $0 and $203,000 of accrued incentive fees as of December 31, 2006 and 2005, respectively for which the full contract measurement period has not been

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reached. The Company has provided for the applicable expenses relating to this revenue. If the accrued incentive fees are not ultimately realized, a substantial portion of the related accrued expenses would be reversed. There are no investment advisory fees receivable at December 31, 2006.

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 there were no partnerships which required consolidation. The following tables present the consolidation of the CAP with BKF as of December 31, 2005. The consolidating statements of financial condition have been included to assist investors in understanding the components of financial condition and operations of BKF and the CAP. A significant portion of the results of operations have been separately identified in the consolidated statements of operations (dollar amounts in thousands):

	December 31, 2005
	BKF	CAP		Eliminations	Consolidated

Assets
Cash and cash equivalents	$14,432	$		$—	$14,432
U.S. Treasury bills	42,384		—	—	42,384
Investment advisory and incentive fees receivable	21,805		—	—	21,805
Investments in securities, at value (cost $6,839)	7,685		—	—	7,685
Investments in affiliated partnerships	18,199		—	(10,503)	7,696
Prepaid expenses and other assets	2,338		35	—	2,373
Fixed assets (net of accumulated depreciation of $8,000)	4,783		—	—	4,783
Deferred tax asset	—		—	—	—
Goodwill (net of accumulated amortization of $8,566)	14,796		—	—	14,796
Investment advisory contracts (net of accumulated amortization of $68,981)	1,107		—	—	1,107
Consolidated affiliated partnerships:
Due from broker	—		16,783	—	16,783
Investments in securities, at value (cost $13,841)	—		14,578	—	14,578

Total assets	$127,529		$31,396	$(10,503)	$148,422

Liabilities, minority interest and stockholders’ equity
Accrued expenses	$5,496		$142	$—	$5,638
Accrued bonuses	43,020		—	—	43,020
Accrued lease amendment expense	3,420		—	—	3,420
Consolidated affiliated partnerships:
Securities sold short, at value (proceeds of $6,878)	—		7,084	—	7,084
Partner contributions received in advance	—		506	—	506

Total liabilities	51,936		7,732	—	59,668

Minority interest in CAP	—		—	13,161	13,161

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
	BKF	CAP	Eliminations	Consolidated

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — shares 8,180,057	$8,180	$—	$—	$8,180
Additional paid-in capital	88,887	—	—	88,887
Retained earnings	(10,168)	—	—	(10,168)
Unearned compensation — restricted stock and restricted stock units	(11,306)	—	—	(11,306)
Capital from consolidated affiliated partnerships	—	23,664	(23,664)	—

Total stockholders’ equity	75,593	23,664	(23,664)	75,593

Total liabilities, minority interest and stockholders’ equity	$127,529	$31,396	$(10,503)	$148,422

5.	Fixed Assets

Fixed assets consist of the following (dollar amounts in thousands):

	Estimated
	Useful	December 31,
	Life — in Years	2006	2005

Furniture and fixtures	5-7	$28	$2,140
Computer hardware, software and other	3-5	314	6,189
Leasehold improvements	Life of lease	—	4,454

		342	12,783
Less accumulated depreciation and amortization		254	8,000

Fixed assets, net		$88	$4,783

Depreciation expense was approximately $1.3 million and $2.1 million, $2.2 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006 as a result of the abandonment of certain fixed assets $3.7 million of expenses is included in restructing costs in the Consolidated Statement of Operations for the year ended December 31, 2006.

6.	Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” BKF performs an annual impairment review to determine if the value of the intangible assets has been impaired. The Company uses the market method to measure the amount of goodwill impairment. The Company utilizes the public market price of its stock to determine if there has been an impairment of its intangible assets. During 2006 the Company determined that goodwill which it carried as $14.8 million since January 1, 2002 had become fully impaired because of the substantial losses the business incurred as a result of the loss of assets under management due to the loss of key personnel. The method indicated that the goodwill of $14.8 million had become fully impaired and as a result the Company recorded a charge of $14.8 million to fully amortize the balance during 2006. Such amount is reflected in restructuring losses in the Consolidated Statement of Operations.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Significant Customers

The Company recorded revenue from one of its broker consults (wrap fee) programs of approximately $3.1 million, $6.6 million, and $7.5 million, or 12.6%, 5%, and 6% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company recorded revenue from two affiliated investment vehicles, one utilizing the event driven strategy of $179,000, $34.7 million, and $39.4 million, or 0.7%, 28%, and 32% and one operating under a long-short strategy of $11.3 million, $14.8 million, and $12.1 million or 46.1%, 12%, and 10% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

8.	Related Party Transactions

Investment Advisory Fees From Related Parties

During 2005 and 2004 the Company earned investment advisory fees from accounts for which members of the Company’s Board of Directors had a controlling discretion. The amounts earned from these accounts were $2.2 million and $2.2 million, for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 approximately $560,000 were included in investment advisory and incentive fee receivable relating to these accounts. There were no such amounts during 2006.

Investments in Affiliated Investment Partnerships and Related Revenue

Summary financial information, including the Company’s carrying value and income from the unconsolidated AIP is as follows (dollar amounts in thousands):

	December 31,
	2006	2005

Total AIP assets	$0	$253,264
Total AIP liabilities	0	(95,482)
Total AIP capital balance	0	157,782
AIP net earnings	(7)	23,308
Company’s carrying value (including incentive allocations)	0	7,532
Company’s income on invested capital (excluding accrued incentive allocations)	0	316

Included in the carrying value of investments in AIP at December 31, 2006 and 2005 are incentive allocations approximating $0 million and $5.2 million, respectively.

Included in the Company’s incentive fees and general partner incentive allocations are approximately $0.8 million and $4.1 million payable directly to employee owned and controlled entities (“Employee Entities”) for the years ended December 31, 2006 and 2005, respectively. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $0.8 million and $4.1 million for the years ended December 31, 2006 and 2005, respectively. These amounts are included in the Consolidated Statement of Operations.

The Company earned investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $7.2 million, $74.6 million, and $75.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Included in investment advisory and incentive fees receivable at December 31, 2005 are $1.9 million of advisory fees from AIP and sponsored investment offshore vehicles. Also included in investment advisory and incentive fees receivable are $11.2 million of incentive fees from sponsored offshore investment vehicles at December 31, 2005.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commission Revenues

Commission revenues earned on securities transactions reflected on the Consolidated Statements of Operations have been generated by transactions introduced to a clearing broker by LEVCO Securities, which acts as a broker for certain investment advisory accounts of the Company. Commission revenues have been presented net of the related clearing expenses. Also included in commission revenues are the Company’s portion of fee sharing arrangements from departed portfolio managers.

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

10.	Commitment, Contractual Obligations and Contingencies

Commitment

During 2006 the Company sublet approximately 33,000 square feet of excess office space. Those subleases were executed at a rate which was below the rate of the existing primary lease obligation. As a result the Company recorded lease reserves of $4.8 million. In addition, the Company surrended an additional 18,000 square feet and made a $2.3 million payment to the new tenant in exchange for a release from liability on that space. The Company has remaining office space obligations that require monthly payments plus escalations through September 2011. At December 31, 2006, the minimum annual rental commitments under the operating lease and related sublease income are as follows (dollar amounts in thousands):

	Minimum
	Annual
	Rental	Sublease
	Payments	Income	Net
2007	$2,337	$(1,190)	$1,147
2008	2,518	(1,581)	937
2009	2,483	(1,658)	825
2010	2,479	(1,659)	820
2011	1,860	(1,245)	615

Total minimum payments required	$11,677	$(7,333)	$4,344

Rent expense net of subrental income was $2.8 million, $3.8 million, and $3.2 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Subrental income was $346,000 and $91,000, $92,000 (of which $21,000 was received from an entity controlled by an independent Director of the Company), for the years ended December 31, 2006, 2005, and 2004 respectively.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Obligations

In the ordinary course of business, the Company entered into contracts with third parties pursuant to which BKF or the third party provides services to the other. In many of the contracts, the Company agreed to indemnify the third party under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.

Contingencies

The Company is a defendant in a lawsuit filed in The United States District Court for the Southern District of New York (Court) by a former employee alleging improperly withheld compensation during his employment, improperly denial of severance payments and improperly withheld payments due and owing in an attempt to coerce the former employee to release claims against the Company. The former employee seeks; (i) an accounting, (2) $11,575,776 in compensatory and punitive damages, (3) prejudgment interest and (4) attorney’s fees. The former employee’s claims include breach of contract, unjust enrichment, promissory estoppels, quantum meruit and “return of personal property”. The Company answered the complaint on November 30, 2006, and asserted defenses including, but not limited to estoppel, waiver and ratification. The Court has entered a Civil Case Management Plan requiring that the case shall be ready for trial on May 14, 2007. The lawsuit is currently in the discovery phase. The former employee made a reduced settlement demand and the Company responded with an offer of $785,000, but no agreement has been reached. As of December 31, 2006, the Company has provided an adequate accrual for this offer to settle the matter. However, there can be no assurances that additional amounts may not be required to dispose of this lawsuit.

11.	Employee Benefit Plans

BKF has adopted a Section 401(k) plan. All employees with three months or more of service are eligible to participate in the plan. Eligible participants may contribute up to 15% of their earnings, subject to statutory limitations. BKF may match contributions by employees who have a minimum of six months service, up to 100%, subject to statutory limitations. Included in employee compensation and benefits was $600,000 and $563,000, of the employee match contributions for the years ended December 31, 2005 and 2004. There was no company matching contributions for 2006. During early 2007 the Board resolved to commence termination of this plan.

12.	Stock-Based Compensation Plans

In December 1998, the shareholders of BKF approved an Incentive Compensation Plan (“Compensation Plan”), which was amended in May 2001 that allows the Company to pay officers and employees part of their compensation in restricted stock units (“RSU”), restricted stock and other forms of equity-based compensation, including stock options. At December 31, 2006, the awards authorized and available for future grants under the Compensation Plan were 2,600,000 and 828,511, respectively. All awards are issued at the discretion of BKF’s Compensation Committee.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A.	Restricted Stock Units

RSU activity for the years ended December 31, 2003, 2004 and 2005 is summarized below:

RSU

Outstanding balance at:
December 31, 2003	1,719,357
Delivered	(367,398)
Forfeited	(94,494)

December 31, 2004	1,257,465
Delivered	(905,291)
Forfeited	(168,763)

December, 31, 2005	183,411
Delivered	(183,411)
Forfeited	0

December 31, 2006	0

Employee compensation expense related to the RSU for the years ended December 31, 2006, 2005 and 2004 was approximately ($1.1) million, $1.5 million, and $8.3 million, respectively. See Note 14 — Non-Cash Transactions.

There will be no future compensation expense related to RSUs.

B.	Restricted Stock

Restricted stock activity for the year ended December 31, 2006 is as follows:

Restricted
Stock

Outstanding balance at:
December 31, 2004	65,268
Granted — Employees	457,777
Granted — Directors	10,800
Granted — Other	4,491
Forfeited	(53,185)
Restriction Lapse	(106,984)

December 31, 2005	378,167
Granted — Employees	145,000
Granted — Directors	4,592
Granted — Other	12,500
Delivered	(81,648)
Forfeited	(438,495)

December 31, 2006	20,116

The restriction on the remaining shares (which are subject to forfeiture) is expected to be lifted as follows:

2007	20,116

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee compensation expense related to restricted stock for the years ended December 31, 2006 and December 31, 2005 was approximately $(0.4) million and $3.3 million.

In connection with the restricted stock granted to the directors, the Company recorded directors’ fees expense of approximately $13,000 and $367,000 for the year ended December 31, 2006 and December 31, 2005.

The expected future compensation expense related to restricted stock is as follows:

2007	$48,000

C.	Non-Qualified Stock Options

Stock option activity for the years ended December 31, 2004, 2005 and 2006 is summarized below:

	Shares
	Under	Weighted-Avg.
	Option	Exercise Price

Outstanding balance at:
December 31, 2003	218,279	$13.88
Exercised	(194,883)	13.74

December 31, 2004	23,396	$15.01
Granted	250,000	18.95

December 31, 2005	273,396	$18.61
Granted	50,000	13.75
Forfeited	(23,396)	(15.01)

December 31, 2006	300,000	$18.08

Stock options outstanding and exercisable at December 31, 2006 are as follows:

		Weighted-Avg.
Shares		Remaining
Under	Weighted-Avg.	Contractual
Option	Exercise Price	Life

100,000	$18.95	9.00
25,000	13.75	9.00

125,000	$17.91	9.00

There was $804,000 of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) in the twelve months ended December 31, 2006.

13.	Non-Cash Transactions

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

In 2005, the Company withheld 388,040 shares of common stock for required withholding taxes in connection with the delivery of 905,291 RSU.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the Company granted 10,800 shares of restricted stock to non-employee directors of the Company with a value of $420,760 to reduce cash payments for Board of Directors. Of the restricted stock, 1,800 shares with a value of $71,946 were forfeited during the year.

During 2006, the company granted 4,592 shares of restricted stock to non-employee directors of the Company with a value of $59,558 to reduce cash payments for Board of Directors fees. Of the restricted stock, 656 shares with a value of $8,508 were forfeited during the year.

14.	Income Taxes

The provision for income taxes consists of the following (dollar amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$—	$8,576	$1,433
State and local	—	—	328

Total current	—	8,576	1,761

Deferred:
Federal	—	—	1,276
State and local	—	—	1,041

Total deferred	—	—	2,317

Total provision (benefit)	$—	$8,576	$4,078

As of December 31, 2006 the Company has a net operating loss carryforward of approximately $43.5 million. Since it is not likely that tax receivables will be realized no current tax credit was recognized. Deferred tax assets arise from the future tax benefit on deferred and non-cash compensation, lease amendment loss, unrealized losses on investment, and depreciation. Deferred tax liabilities arise from deferred revenues, unrealized gains on investments, and state and local taxes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

	Year Ended
	December 31,
	2006	2005

Deferred tax assets:
Compensation	$360	$4,359
Depreciation	—	420
Lease reserve	3,199	1,542
Net operating loss carryforward	17,151	2,227

Gross deferred tax asset	$20,710	$8,548

Deferred tax liabilities:
Deferred state income taxes	(319)	(1,631)
Deferred revenues	—	(8)
Unrealized gains on investments	—	(94)

Gross deferred tax liabilities	(319)	(1,733)

Net deferred tax asset	20,391	6,815
Valuation reserve	(20,391)	(6,815)

	$—	$—

The Company has recorded a valuation allowance of approximately $20.4 million against its net deferred tax asset as of December 31, 2006. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future

The Company’s provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate principally due to state and local taxes and non-deductible amortization. The Company has determined that the amortization expense on intangible assets is non-deductible since the purchase method of accounting has been applied retroactive to June 1996.

A reconciliation of income tax expense (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

Expected income tax expense (benefit)	$(16,456)	$(2,551)	$810
Increase in income tax resulting from:
State and local taxes, net	(4,321)	380	890
Non-deductible amortization	7,201	4,536	2,453
Officer’s life insurance	—	77	105
Other	—	30	21
Valuation Reserve	13,576	6,815	—
Decrease in income tax resulting from:
Dividend on employee equity awards	—	(711)	(201)

Income tax expense	$—	$8,576	$4,078

An income tax benefit of approximately $878,000 relating to the Compensation Plan was allocated to additional paid-in capital in 2005. No such benefit was recognized in 2006.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Restructuring Expenses

During 2006, the Company established a restructuring reserve to account for the termination costs associated with employee separation agreements, losses incurred in subleasing excess office space including the write-off of leaseholds and equipment related to those subleases and the write-off of the goodwill balance. A summary of restructuring expenses follows (dollar amounts in millions):

	Year Ended December 31, 2006
	Charged	Paid or	Remaining
	to Expense	Settled	Liability

Employee termination costs	$6.8	$5.7	$1.1
Lease and fixed asset costs	11.2	7.1	4.1
Goodwill impairment	14.8	14.8	—

	$32.8	$27.6	$5.2

During 2007 it is expected that further restructuring expenses of approximately $500,000 will be incurred.

16.	Selected Quarterly Financial Data (unaudited)

The following table sets forth the selected quarterly financial data (dollar amounts in thousands, except per share data):

2006	Q1	Q2	Q3	Q4	Total

Revenues	$19,830	$1,172	$2,179	$1,337	$24,518
Operating income (loss)	$(2,561)	$(20,650)	$(16,387)	$(7,287)	$(46,885)
Net income (loss)	$(2,671)	$(20,671)	$(16,387)	$(7,287)	$(47,016)
Earnings (loss) per share:
Basic	$(0.32)	$(2.48)	$(1.99)	$(0.92)	$(5.71)
Weighted average shares outstanding basic	8,301,004	8,346,545	8,247,534	8,040,326	8,233,175

Common stock price per share:
High	$19.01	$10.94	$6.20	$4.10
Low	$12.55	$5.96	$3.90	$3.30
Close	$13.00	$6.25	$3.90	$3.35

2005	Q1	Q2	Q3	Q4	Total

Revenues	$32,885	$29,726	$38,872	$21,725	$123,208
Operating income (loss)	$1,104	$(2,034)	$835	$(5,927)	$(6,022)
Net (loss)	$(151)	$(2,177)	$(6,421)	$(7,116)	$(15,865)
(Loss) per share:
Basic and diluted	$(0.02)	$(0.29)	$(0.84)	$(0.90)	$(2.08)
Weighted average shares outstanding basic and diluted	7,444,477	7,529,850	7,603,292	7,943,712	7,631,580

Common stock price per share:
High	$42.89	$40.50	$37.98	$30.99
Low	$34.85	$30.97	$30.00	$16.40
Close	$40.01	$37.91	$30.93	$18.95