Form 10-K/A
period 2006-12-31
BKF CAPITAL GROUP INC
filed 2007-04-30
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as set forth in the pages attached hereto:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Section 16(a) Beneficial Ownership Reporting Compliance
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
EQUITY COMPENSATION PLAN INFORMATION
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Part IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Exhibit Index
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of April 27, 2007. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors. There were twelve meetings of the board of directors during 2006.

DIRECTORS

Name, Age, and Principal	Director	Other Business
Occupation During the Last Five Years	Since	Affiliation(s)

Harvey J. Bazaar — age 66 Retired; From 2001 to 2002, Chief Operating Officer of DML Global Services (a provider of fund accounting and related services to private investment funds); From 1997 to 2000, partner and Global and Americas Leader for the Capital Markets Group of PricewaterhouseCoopers LLP.	2006	Director of CPI Aerostructure, Inc.
Ronald LaBow — age 71 President of Stonehill Investment Corp. (an investment fund) since February 1990; From January 1991 to February 2004, Chairman of the Board of WHX Corporation (a holding company that invests in and/or acquires a diverse group of businesses).	2005	Director of WPN Corp. (a financial consulting company).
Keith Meister — age 34 Managing Director and Senior Investment Analyst at Icahn Associates since 2002; Chief Executive Officer of American Property Investors, Inc. since 2003 (the general partner of a public limited partnership); From 2000 through 2001, co-President of J Net Ventures (a venture capital fund).	2006	Director of Adventrx Pharmaceuticals, Inc., XO Communications, Inc., American Casino & Entertainment Properties Finance Corp., American Entertainment Properties Corp., American Railcar Industries, Inc. and Westpoint International.
Marvin L. Olshan — age 79 Retired; Founding partner of Olshan, Grundman, Frome, Rosenzweig & Wolosky LLP (a law firm); From 1991 to 2005, director of WHX Corporation.	2006
Kurt N. Schacht — age 53 Executive Director of the CFA Centre for Financial Market Integrity (organization that advocates efficient, ethical and transparent capital markets) since June 2004; From April 2001 to March 2004, Chief Operating Officer and General Counsel of Wyser-Pratte Asset Management (a hedge fund); From September 1999 to March 2001, Chief Operating Officer of Evergreen Asset Management (an asset management firm); From 1990 to October 1999, Chief Legal Officer of the State of Wisconsin Investment Board (a public pension fund.)	2005

OFFICERS

Name, Age, and Principal		Executive Officer
Occupation During the Last Five Years	Office	Since

Marvin L. Olshan — age 79 Retired; Founding partner of Olshan, Grundman, Frome, Rosenzweig & Wolosky LLP (a law firm); From 1991 to 2005, director of WHX Corporation.	Chairman	2007

Name, Age, and Principal		Executive Officer
Occupation During the Last Five Years	Office	Since

Harvey J. Bazaar — age 66 Retired; From 2001 to 2002, Chief Operating Officer of DML Global Services (a provider of fund accounting and related services to private investment funds); From 1997 to 2000, partner and Global and Americas Leader for the Capital Markets Group of PricewaterhouseCoopers LLP.	President and Chief Executive Officer	2007
J. Clarke Gray — age 55 Chief Financial Officer and Senior Vice President of the Company and BKF Asset Management, Inc. since January 2006; From March 2003 to January 2006, Chief Administrative Officer of ADP Clearing & Outsourcing Services, where he held various other positions since 1997.	Senior Vice President, Chief Financial Officer	2006

Corporate Governance

  Audit Committee

The current members of the audit committee are Harvey J. Bazaar, Marvin L. Olshan and Kurt N. Schacht. Mr. Schacht, was appointed to the Audit Committee on August 11, 2005. Mr. Olshan was appointed to the Audit Committee on February 16, 2006. Mr. Bazaar was appointed to the Audit Committee on January 10, 2006. There were twelve meetings of the audit committee during 2006.

Pursuant to the audit committee’s written charter. The Audit Committee’s responsibilities include, among other things:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management and the independent auditor the effect on our financial statements of (i) regulatory and accounting initiatives and (ii) off-balance sheet structures;

•	discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies;

•	reviewing disclosures made to the audit committee by our chief executive officer and chief financial officer during their certification process for our Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all auditing services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Expert on Audit Committee

Our board of directors has determined that Mr. Bazaar is our “audit committee financial expert” (as defined in Regulation 240.401(h)(l)(i)(A) of Regulation S-K). Our board of directors has also determined that Mr. Schacht would be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and certain other personnel. These documents may be obtained, without charge, by writing to the Company at One Rockefeller Plaza, 3rd Floor, New York , New York 10020 or by calling 212-332-8400.

Section 16(a) Beneficial Ownership Reporting Compliance

Each director and executive officer of the Company and each beneficial owner of 10% or more of the Company’s common stock is required to report his or her transactions in shares of the Company’s common stock to the SEC within a specified period following a transaction. Based on our review of filings with the SEC and written representations furnished to us during 2006, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation discussion and analysis

As has been described previously, the Company has ceased its historical business and currently is seeking to acquire or merge with another entity or liquidate. In the current environment, executive compensation has been based on the minimum requirements driven by the Company’s contractual commitments to its executives. As of December 31, 2006, all but two of the Company’s senior officers have separated from the Company and those two executives have mutually agreed upon separation agreements. Two directors, (Mr. Olshan and Mr. Bazaar,) have agreed to act as Chairman and President/CEO respectively as of January 2, 2007. The details of those agreements are more fully described below. As a result of the Company’s current status as a shell company, this section discusses the principles underlying the Company’s executive compensation decisions and the most important factors relevant to an analysis of those decisions. It provides qualitative information regarding the manner and context in which compensation was awarded to and earned by executive officers and places in perspective the data presented in the tables and other quantitative information that follows this section.

The compensation of executives was designed to attract, as needed, individuals with the skills necessary to achieve business goals and to retain the executives who continued to perform at or above expectations. Our executives’ compensation had three primary components — salary, a yearly cash incentive bonus, and equity awards. In addition, executives were provided with benefits (except Mr. Olshan and Mr. Bazaar) that are generally available to our salaried employees. The base salary of each executive was based on our need to hire and retain individuals in a competitive environment and reward satisfactory individual performance and a satisfactory level of contribution to the overall business goals. Also taken into account was the base salary paid by similarly situated companies in the asset management industry. To this end, the Company participated in certain executive compensation surveys and used outside compensation experts. Cash incentive bonuses were designed for each executive to focus him on achieving key clinical, operational and/or financial objectives within a yearly time horizon. The annual incentive bonuses were typically based on a calculation of the executive’s contribution to Company’s profitability. Other factors such as leadership, team contribution, exemplary performance and outside community involvement also were considered in certain circumstances. Stock options and restricted stock were used to reward long-term performance.

The Compensation Committee oversees the compensation of the most senior executives by comparing it to its peers in light of Company and individual performance. It also reviews Company wide programs including matching programs and equity awards. See more on the Compensation Committee on page 10.

Executive Officer Compensation

The following table sets forth the compensation for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 received by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer serving at the end of fiscal year 2006 (the “Named Executive Officers”). As previously described all other executive officers had left the Company and are included as Former NEO’s.

SUMMARY COMPENSATION TABLE

						Long Term Compensation
						Restricted				Securities
		Annual Compensation		Other Annual		Stock		Unvested	Market	Underlying		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation(1)		Award($)(2)		12/31/06 (#)	Value($)	Options (#)		Compensation

John C. Siciliano(4)	2006	950,000	0	78,974	(5)	—		150,000	502,500
Chairman, Chief Executive Officer and President	2005	248,461	0	45,057	(5)	8,040,000	(6)	—	—	250,000	(13)	—
J. Clarke Gray	2006	257,371	125,000	—		343,750	(10)	12,500	41,875	50,000	(13)	—
Senior Vice President and Chief Financial Officer
Former
Norris Nissim(7)	2006	125,000	—	—		—		—	—	—		477,404	(11)
Vice President	2005	242,914	350,085	—		—		—		—		7,000	(3)
and General Counsel	2004	237,573	255,941	—		124,506	(8)	—	—	—		6,500	(3)
Philip W. Friedman(9)	2006	651,795	548,580	—		—		—	—	—		1,086,660	(12)
Chief Investment Officer	2005	485,874	2,187,319	—		—		—	—	—		7,000	(3)

(1)	With respect to each of the Named Executive Officers and the Former Executive Officers, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus except as noted.

(2)	Holders of shares of the Company’s restricted common stock have the same right to receive dividends as holders of other common stock of the Company.

(3)	Represents amounts contributed by the Company to the Company’s 401(k) plan. There was no Company contribution in 2006 and the Company plans to dissolve the plan in 2007.

(4)	Mr. Siciliano was appointed President and Chief Executive Officer of the Company and BKF Asset Management, Inc. effective September 28, 2005. His separation agreement became effective as of January 2, 2007.

(5)	Represents reimbursements in connection with relocation and other living expenses of Mr. Siciliano to New York City in 2005 and 2006.

(6)	Represents the fair market value, as of the grant date, of 250,000 shares of restricted stock granted on September 28, 2005. As part of an initial equity grant, 50,000 shares vested on December 31, 2005, and one quarter of the remaining shares will vest on each of the first four anniversaries of the grant date, subject to acceleration if certain performance criteria are met.

(7)	In accordance with the terms of his Transition/Separation, Mr. Norris Nissin ceased to be General Counsel effective June 30, 2006.

(8)	Represents the fair market value, as of the grant date, of 2,933 shares of restricted stock granted on March 10, 2005. One third of these shares will vest on each of December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

(9)	In accordance with the terms of his Separation, Mr. Phillip Friedman ceased to be the Chief Investment Officer as of July 24, 2006.

(10)	Represents the fair market value, as of the grant date, of 25,000 shares of restricted stock granted on January 25, 2006. 6,250 shares vested on that date and 6,250 shares will vested on each of December 31, 2006, 2007 and 2008.

(11)	In accordance with his terms of his separation agreement Mr. Nissin received a separation payment of $175,000 and a $300,000 payment for his assistance during the transition period.

(12)	In accordance with his terms of his separation agreement Mr. Friedman received a separation payment of $1,086,660.

(13)	See detail of option grants below.

Option Grants in 2006

The following table sets forth certain information concerning grants of options to purchase the Company’s common stock to the Named Executive Officers and the Former Named Executive Officers during 2006:

Potential Realizable
	Individual Grants				Value at Assumed
		Percentage of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted to	Exercise or		Appreciation for
	Underlying	Employees	Base Price	Expiration	Option Term
Name	Options (#)	in Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

J. Clarke Gray(1)	50,000	100%	13.75	12/30/2016	432,000	1,096,000

(1)	12,500 options vested on the grant date, and one third of the remaining options will vest on December 31st of each of 2006, 2007, and 2008, subject to acceleration in the event of a change in control or a forfeiture due to Mr. Gray’s separation from the Company.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table sets forth certain information concerning the exercise of options to purchase the Company’s common stock during 2006 by the Named Executive Officers and the Former Named Executive Officers and the value of unexercised in-the-money options to purchase shares of the Company’s common stock granted to the Named Executive Officers and Former Executive Officers as of December 31, 2006.

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money Options
			Options at Fiscal	at Fiscal Year-End
	Shares Acquired	Value	Year-End 2006(#)	2006($)(1)
Name	on Exercise	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

John C. Siciliano	—	—	100,000/150,000	0
J. Clarke Gray	—	—	25,000/25,000	0
Former
Norris Nissim	—	—	—	—
Phillip W. Friedman	—	—	—	—

(1)	The Company’s common stock trades over the counter under the symbol BKFG. On December 31, 2006, the closing price of the Company’s common stock on the OTCBB was $3.35 per share.

Agreements with Employees and Directors

Except as described herein, none of the Named Executive Officers, Former Named Executive Officers, or directors was subject to an employment contract or termination of employment or change-in-control arrangement.

Current Employees

  Bonus agreement with John C. Siciliano

On March 28, 2006, the Compensation Committee of the Board of Directors of BKF Capital Group, Inc. (the “Company”) approved the cash bonus program for 2006 for Mr. John Siciliano, President and Chief Executive Officer of the Company. This cash bonus program was adopted pursuant to the Company’s Amended and Restated 1998 Incentive Compensation Plan (the “Plan”), and is intended to be exempt from the deduction limitations of Section 162(m) of the Internal Revenue Code of 1986, as amended. Under such program, Mr. Siciliano will receive bonus compensation if either of the following two performance standards are met, and if both are standards are met, he shall receive the aggregate of the two amounts. Mr. Siciliano will receive a bonus amount not to exceed $1 million based upon the level of EBITDA of the Company under one standard, and will receive a bonus amount not to exceed $1.5 million based upon a stock performance measure relating to enterprise value per share under the other standard.

In addition, the Company and Mr. Siciliano agreed on accelerated vesting terms regarding Mr. Siciliano’s restricted stock and option awards previously granted under his employment agreement with the Company in the event the aggregate bonuses earned under the bonus programs adopted for him pursuant to the Plan (“162(m) Bonuses”) exceed a specified amount to be determined by the Compensation Committee on an annual basis (which amount shall be $1 million with respect to 2006). If Mr. Siciliano’s 162(m) Bonus in respect of a particular year exceeds the applicable amount, then the equity awards scheduled to vest in the year following that year shall vest as of March 31, rather than September 28, of such following year. For example, if Mr. Siciliano’s 162(m) Bonus with respect to 2006 (and payable in 2007) is at least $1 million, the vesting of 50,000 shares and 50,000 options which otherwise would have occurred on September 28, 2007 shall be accelerated to March 31, 2007. No additional restricted stock or option awards will then vest on September 28, 2007. In the event the 162(m) Bonuses is less than the specified amount, then a percentage of the tranche of restricted stock and options scheduled to vest on the applicable September 28 equal to the quotient of the actual 162(m) Bonus divided by the specified amount shall be accelerated to March 31, with the balance vesting on September 28 as scheduled.

  Indemnification Agreement

On May 16, 2006, the Board of Directors of BKF Capital Group, a Delaware corporation (“the Company”), approved a form of Indemnification Agreement (the “Indemnification Agreement”) to be entered into between BKF and each of the current directors of BKF, Mr. J. Clarke Gray, the Senior Vice President and Chief Financial Officer of the Company, and Mr. Norris Nissim, the Senior Vice President, General Counsel and Secretary of BKF (collectively, the “Indemnitees”). The Indemnification Agreement provides the Indemnitees with contractual rights to the indemnification and expense advancement rights provided by the Company’s Bylaws, as well as contractual rights to additional indemnification as provided in the Indemnification Agreement. Attached to this Current Report on Form 8-K as Exhibit 10.1 is a copy of the form of Indemnification Agreement, which is incorporated into this filing in its entirety.

  Transaction Bonus Pool

Also on May 16, 2006, our Board of Directors, acting on the recommendation of the Compensation Committee of the Board, established the BKF Executive Officer Bonus Pool (the “Bonus Pool”) for the benefit of Mr. John C. Siciliano, the Chairman of the Board, President and Chief Executive Officer of BKF, and Mr. J. Clarke Gray, the Senior Vice President and Chief Financial Officer of BKF (the “Eligible Participants”). The Eligible Participants will be entitled to receive bonuses from the Bonus Pool upon the consummation of a transaction approved by our Board of Directors in which BKF is sold (whether through a merger transaction, sale of stock or sale of assets, a “Transaction”), provided that the Eligible Participant retains his current position at BKF until the consummation of any such Transaction. The total amount of the Bonus Pool is $1.5 million, and allocation of the Bonus Pool is to be made in the discretion of our Board of Directors, acting on the recommendation of the Compensation Committee. The Bonus Pool does not affect the rights of the Eligible Participants under their respective employment agreements to receive severance payments and acceleration of their equity awards if their employment is terminated without cause following a change of control of BKF (as defined under those agreements) or otherwise. The foregoing description of the Bonus Pool is provided pursuant to Item 601(b)(10)(iii) of Regulation S-K, which requires a written description of a compensatory plan when no formal document contains the compensation information.

  Separation Agreement with John C. Siciliano

On October 31, 2006, the Company entered into a Separation Agreement (the “Siciliano Separation Agreement”) with John Siciliano, the Company’s President and Chief Executive Officer.

Under the terms of the Siciliano Separation Agreement, Mr. Siciliano resigned as Chairman of the board of directors of the Company effective as of October 31, 2006 and will resign as President and Chief Executive Officer of the Company and any of its subsidiaries effective as of January 2, 2007 (the “CEO Resignation Date”).

Until the CEO Resignation Date, the Company will continue to pay Mr. Siciliano the salary and benefits contemplated under the employment agreement he entered into with the Company on September 28, 2005. If Mr. Siciliano continues as the Company’s President and Chief Executive Officer through the CEO Resignation Date, or if Mr. Siciliano is terminated without “cause” (as defined in his employment agreement) prior to that date, Mr. Siciliano will be entitled to: (i) a cash severance payment of $950,000, payable on the CEO Resignation Date, (ii) the vesting of 12,500 shares of the Company’s restricted common stock previously issued to Mr. Siciliano, (iii) a cash payment of $700,000 if, prior to December 31, 2007, the Company consummates a change of control event involving certain specified parties, or files an 8-K relating to such a change of control event and such change of control event actually occurs, (iv) the reimbursement of legal fees incurred by Mr. Siciliano in connection with the execution of the Siciliano Separation Agreement and (v) the accrual of benefits under employee benefits plans sponsored by the Company in which Mr. Siciliano participates.

Under the Siciliano Separation Agreement, Mr. Siciliano agreed to provide certain consulting services to the Company for a term beginning on January 3, 2007 and ending on July 3, 2007. As consideration for providing these services, the Company will make a one-time cash payment of $300,000 to Mr. Siciliano on January 15, 2007. Additionally, the Company agreed to reimburse Mr. Siciliano for reasonable out-of-pocket expenses incurred in connection with providing consulting services to the Company.

The Siciliano Separation Agreement reaffirms the restrictive covenants contained in Mr. Siciliano’s employment agreement which prohibit Mr. Siciliano from (i) competing with the Company for a period of six months after the termination of his employment, (ii) soliciting clients and/or employees of the Company and (iii) from disclosing the Company’s or its client’s confidential information. Mr. Siciliano also agreed to return any property of the Company in his possession to the Company. The Company and Mr. Siciliano mutually agreed not to publish or communicate disparaging remarks about each other.

  Separation Agreement with J. Clarke Gray

On October 31, 2006, the Company entered into a Separation Agreement (the “Gray Separation Agreement”) with J. Clarke Gray, the Company’s Chief Financial Officer and a Senior Vice President of the Company.

Under the terms of the Gray Separation Agreement, Mr. Gray will resign as a Senior Vice President and the Chief Financial Officer of the Company and any of its subsidiaries effective as of June 30, 2007 (the “CFO Resignation Date”).

Until the CFO Resignation Date, the Company will continue to pay Mr. Gray the salary and benefits contemplated under the employment agreement he entered into with the Company on January 4, 2006. If Mr. Gray continues as the Company’s Chief Financial Officer through the CFO Resignation Date, or if Mr. Gray is terminated without “cause” or resigns for “good reason” (each as defined in his employment agreement) prior to that date, Mr. Gray will be entitled to: (i) cash severance payments totaling $400,000, payable in equal installments on each of March 1, 2007 and June 30, 2007, (ii) the vesting of 3,125 shares of the Company’s restricted common stock previously issued to Mr. Gray, (iii) a cash payment of $316,677 if, prior to December 31, 2007, the Company consummates a change of control event involving certain specified parties, or files an 8-K relating to such a change of control event and such change of control event actually occurs, (iv) the reimbursement of legal fees incurred by Mr. Gray in connection with the execution of the Gray Separation Agreement and (v) the accrual of benefits under employee benefits plans sponsored by the Company in which Mr. Gray participates.

Under the terms of the Gray Separation Agreement, Mr. Gray is entitled to a guaranteed cash bonus for fiscal year 2006 of $125,000 (to which he is entitled under the terms of his employment agreement) and is also entitled to a cash bonus for fiscal year 2007 totaling $62,500 payable in equal installments on each of March 31, 2007 and June 30, 2007.

Under the Gray Separation Agreement, Mr. Gray agreed to provide certain consulting services to the Company for a term beginning on July 1, 2007 and ending on September 30, 2007. As consideration for providing these services, the Company will make cash payments totaling $183,330 to Mr. Gray payable in three equal monthly installments on the 1st of each month commencing on July 1, 2007. Additionally, the Company agreed to reimburse Mr. Gray for reasonable out-of-pocket expenses incurred in connection with providing consulting services to the Company.

The Gray Separation Agreement reaffirms the restrictive covenants contained in Mr. Gray’s employment agreement which prohibit Mr. Gray from (i) competing with the Company for a period of six months after the termination of his employment, (ii) soliciting clients and/or employees of the Company and (iii) from disclosing the Company’s or its client’s confidential information. Mr. Gray also agreed to return any property of the Company in his possession to the Company. The Company and Mr. Gray mutually agreed not to publish or communicate disparaging remarks about each other.

  Former Employees

  Separation Agreement with Norris Nissim

On May 5, 2006 the Company entered into a transition/separation with Norris Nissim.

Under the terms of the agreement Mr. Nissim resigned as Senior Vice President, General Counsel and Secretary of the Company effective on June 30, 2006. Mr. Nissim will receive his regular base salary through this period and a separation payment of $175,000 on his termination date. For the period immediately following his termination date through September 29, 2006 (the “Assistance Period”) Mr. Nissim shall make himself reasonably available to assist the Company in any transition matters. Mr. Nissim will receive $300,000 as compensation during this Assistance Period.

  Separation Agreement with Philip Friedman

BKF Management Co., Inc. (“BKF”), a subsidiary of BKF Capital Group, Inc., and Philip Friedman entered into Separation Agreement and General Release (the “Agreement”) on July 24, 2006.

Under the terms of the Agreement, Mr. Friedman will resign as an employee of and any of its subsidiaries and affiliates as of July 24, 2006 (the “Resignation Date”). Until the Resignation Date, BKF will continue to pay Mr. Friedman’s salary and benefits. BKF will also pay Mr. Friedman one-quarter of his current annual base salary in the amount of $200,000 and the pro-rata portion of his 2006 bonus amount for the period April 1 through September 30, 2006 in the amount of $1,086,660 subject to the federal tax withholding. In addition, BKF will provide Mr. Friedman necessary documents for him to utilize the performance history of funds with respect to portfolios for which he acted as a portfolio manager.

Compensation Committee Interlocks And Insider Participation

During 2006, the following directors (and former directors) served as members of the Compensation Committee: Donald Putnam, Ronald La Bow, Kurt N. Schacht. None of these persons was ever an officer or employee of the Company or any of its subsidiaries. During 2006, none of the Company’s executive officers served on the board of directors or the compensation committee of any entity which had an executive officer who served on the Company’s Board of Directors or Compensation Committee. Mr. Putnam resigned from the board of directors effective January 29, 2007 and was replaced on this committee by Mr. Meister.

Directors’ Compensation

Company employees who serve as directors of the Company receive no compensation for such services. Non-employee directors currently receive approximately $34,000 per year in cash compensation. In 2006, a grant of 656 shares of restricted common stock was made representing 25% of their annual fee. In addition, non-employee directors receive $500 for each meeting of a committee of the board that they attend in person or by telephone and $5,000 per year for serving as the chairman of any committee of the Board. The Company also reimburses directors for their out-of-pocket expenses incurred in connection with such meetings.

2006 DIRECTOR COMPENSATION

	Fees Paid	Restricted Shares(2)
	in Cash(1)($)	#	Value($)	Total($)

Current
Harvey J. Bazaar	37,750	656	21,976	59,726
Ronald La Bow	30,500	656	21,976	52,476
Keith Meister	28,000	656	21,976	49,976
Marvin Olshan	32,000	656	21,976	53,976
Kurt N. Schacht	41,500	656	21,976	63,476

(1)	Fees include director and committee fees paid during fiscal 2006.

(2)	Shares granted and vested in 2006, value of shares at delivery date.

Appointment of Mr. Olshan and Mr. Bazaar

Mr. Marvin Olshan will become an Executive Chairman of the Company beginning on January 2, 2007. In connection with his service, effective as of January 2, 2007, Mr. Olshan will be paid an annual salary of $150,000, ratably in accordance with the Corporation’s customary payroll practices. In the event of a change of control, which term is defined in the BKF Capital Group, Inc. 1998 Incentive Compensation Plan as amended and restated on March 28, 2001 (the “Plan”) and shall in no event include a liquidation of the Corporation, Mr. Olshan may receive additional compensation that will be approved by the Compensation Committee of the Board of Directors of the Corporation while he remains employed with the Corporation.

In addition, effective as of January 2, 2007, Mr. Olshan was granted options to purchase 100,000 shares of the Corporation’s common stock (the “Olshan Options”) under the Plan. The exercise price per share of the Olshan Options was equal to the “fair market value” (as defined in the Plan) of a share of the Corporation’s common stock on January 2, 2007. The Olshan Options will vest at a rate of 16.67% of the shares subject thereto on March 31, 2007, and an additional 16.67% on the last day of the next five calendar quarters thereafter, subject to continued employment and the other terms and conditions contained in the stock option agreement.

Mr. Harvey J. Bazaar will serve as President and Chief Executive Officer of BKF Capital Group, Inc. (the “Corporation”), effective as of January 2, 2007. In connection with his employment, effective as of January 2, 2007, Mr. Bazaar will be paid an annual salary of $150,000, ratably in accordance with the Corporation’s customary payroll practices. In the event of a change of control, which term is defined in the Plan and shall in no event include a liquidation of the Corporation, Mr. Bazaar may receive additional compensation that will be approved by the Compensation committee of the Board of Directors of the Corporation.

In addition, effective as of January 2, 2007, Mr. Bazaar was granted options to purchase 100,000 shares of the Corporation’s common stock (the “Bazaar Options”) under the Plan. The exercise price per share of the Bazaar Options was equal to the “fair market value” (as defined in the Plan) of a share of the Corporation’s common stock on January 2, 2007. The Bazaar Options will vest at a rate of 16.67% of the shares subject thereto on March 31, 2007, and an additional 16.67% on the last day of the next five calendar quarters thereafter, subject to continued employment and the other terms and conditions contained in the stock option agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth the beneficial ownership as of April 27, 2007 of (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, (2) each director and nominee for director of the Company, (3) each executive officer of the Company whose name appears on the summary compensation table (the “Named Executive Officers”) and (4) all directors and executive officers of the Company as a group. Each person had sole or shared voting or dispositive powers with respect to such shares.

	Number of		Percent
Name of Beneficial Owner	Shares		of Class

Carl C. Icahn	1,194,100	(1)	15.0%
c/o Icahn Associates Corp.
767 Fifth Avenue
New York, NY 10153
Steel Partners II, L.P./Warren Lichtenstein	609,800	(2)	7.6%
590 Madison Avenue
New York, NY 10022
Aegis Financial Corp.	490,661	(3)	6.2
1100 North Globe Road, Suite 1040 Arlington, VA 22201
Royce Associates, LLC	488,200	(3)	6.1
1414 Avenue of the Americas New York, NY 10019
Wynnefield Capital	427,600	(7)	6.0
450 7th Avenue, Suite 509 New York, NY 10123
PNC Financial Services Group	409,939	(3)	5.1
One PNC Plaza 249 Fifth Ave. Pittsburgh, PA 15222
Lloyd I. Miller, III	720,739	(4)	9.0%
Harvey J. Bazaar	656	(5)	*
Ronald LaBow	656	(5)	*
Keith Meister	656	(5)(6)	*
Marvin L. Olshan	656	(5)	*
Kurt N. Schacht	656	(5)	*
J. Clarke Gray	45,387	(8)	*
Directors and executive officers as a group (6 persons)	743,947		9.3%

*	Less than 1%

(1)	The information set forth is based solely upon Amendment No. 1 to the Schedule 13D filed with the SEC on January 23, 2006 and includes 498,820 shares held by High River Limited Partnership, 389,357 shares held by Icahn Partners Master Fund L.P. and 305,923 shares held by Icahn Partners L.P. Barberry Corp. is the sole member of Hopper Investments LLC, which is the general partner of High River Limited Partnership. CCI Offshore Corp. is the general partner of Icahn Offshore L.P., which is the general partner of Icahn Partners Master Fund L.P. CCI Onshore Corp. is the general partner of Icahn Onshore L.P., which is the general partner of Icahn Partners L.P. Each of Barberry Corp., CCI Offshore Corp. and CCI Onshore Corp. is 100 percent owned by Carl C. Icahn. As such, Mr. Icahn is in a position indirectly to determine the investment and voting decisions made by all of the foregoing entities.

(2)	The information set forth is based solely on Amendment No. 7 dated October 23, 2006 to the Schedule 13D filed with the SEC on June 23, 2005. Steel Partners, L.L.C., as the general partner of Steel Partners II, L.P., and Warren G. Lichtenstein, as the sole executive officer and managing member of Steel Partners, L.L.C., may each be deemed to beneficially own these shares.

(3)	The information set forth is based solely on Schedule 13G filed with the SEC on December 31, 2006.

(4)	The information set forth is based solely upon Schedule 13G filed with the SEC on February 8, 2007 as of December 31, 2006. Mr. Miller may be deemed to be the beneficial owner of (i) 377,400 of these shares as (x) the managing member of a limited liability company that is the general partner of a certain limited partnership and as (y) custodian to accounts set up under the Florida Uniform Gift to Minors Act and (ii) 92,900 of these shares as an investment advisory to the trustee of a certain family trust.

(5)	2006 shares issued as part of a director’s fees.

(6)	Mr. Meister is a limited partner of Icahn Onshore LP (“Onshore”) and has an interest in the fees, including the performance fees, relating to Onshore and Icahn Offshore LP (“Offshore”). Therefore, Mr. Meister may be deemed to be a beneficial owner of the 695,280 shares held by Onshore and Offshore. Mr. Meister disclaims beneficial ownership thereof.

(7)	the information set forth is based solely on Schedule 13G filed with the SEC on January 4, 2007 and includes 100,700 shares held by Wynnefield Partners Small Cap Value, L.P., 157,800 shares held by Wynnefield Partners Small Cap Value, LP. I, 169,100 shares held by Wynnefield Small Cap Value offshore Fund, Ltd.

(8)	The information set forth is based solely on Schedule 13G filed on February 14, 2007 as of December 31, 2006.

(8)	Includes 12,500 shares of restricted stock granted on January 25, 2006, one half of which shall vest on each of December 31, 2007 and 2008. Mr. Gray also received 50,000 options as of January 25, 2006 at an exercise price of $13.75 per share, 25,000 of which have vested and are included.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s 1998 Incentive Compensation Plan as of December 31, 2006.

Equity Compensation Plan Information

	(A)		(C)
	Number of Securities	(B)	Number of Securities
	to Be Issued Upon	Weighted Average	Available for Future
	Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding Options	Outstanding Options,	Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (A))

Equity compensation plans approved by security holders	300,000	$18.08	828,511
Equity compensation plans not approved by security holders	0	—	0
Total	300,000	$18.08	828,511

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has agreed to reimburse Steel Partners II, L.P. for its reasonable expenses incurred in connection with last year’s proxy contest if certain conditions are met. Warren G. Lichtenstein, a former director of the Company, is the managing member of the general partner of Steel Partners II L.P., and the partnership owns 727,200 shares of the Company. The expense reimbursement will only be made if (i) the EBITDA of the Company is positive for each of four consecutive quarters commencing after March 31, 2006 and (ii) the cumulative EBITDA of the Company during such four-quarter period is equal to or greater than $1.2 million. EBITDA means net income before deducting interest, income taxes, depreciation and amortization; provided that there shall be excluded from the calculation of EBITDA any income or loss generated from consolidated affiliated partnerships or any extraordinary or non-recurring item that has the effect of increasing EBITDA. If these conditions are met, the expense reimbursement will be made within 15 days after the Company’s financial statements for the applicable quarterly periods are completed. The proxy contest expenses of Steel Partners II, L.P. are approximately $566,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Grant Thornton LLP received $573,328 and $705,331 for the years ended December 31, 2006 and December 31, 2005, respectively, for professional services rendered in connection with the audit of the Company’s annual financial statements, reviews of the financial statements included in quarterly reports on Form 10-Q filed by the Company, and audits of consolidated subsidiaries.

Audit-Related Fees

No audit-related services were rendered with respect to the fiscal years ended December 31, 2006 and December 31, 2005 by Grant Thornton LLP.

Tax Services

Grant Thornton LLP received from the Company a total of $37,825 for the year ended December 31, 2006 and $15,525 for the year ended December 31, 2005 in connection with the review of Company tax returns and assistance with the IRS audit of 2004 during 2006. The Audit Committee of the Board of Directors believes these additional services were compatible with maintaining the independence of Grant Thornton LLP.

All Other Fees

No other fees were paid to Grant Thornton LLP in 2006 and 2005.

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

All exhibits and schedules filed by the Registrant on Annual report form 10K for the period ended December 31, 2006 and filed with commission on March 2, 2007 are incorporated b reference.

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

Date: April 27, 2007

Exhibit Index

Exhibit		Description of Exhibit

31.1	—	Section 302 Certification of Chief Executive Officer
31.2	—	Section 302 Certification of Chief Financial Officer
32.1	—	Section 906 Certification of Chief Executive Officer
32.2	—	Section 906 Certification of Chief Financial Officer