Form 10-Q
period 2007-03-31
BKF CAPITAL GROUP INC
filed 2007-05-10
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑      No ☐

As of April 1, 2007, 7,976,341 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)

Assets
Cash and cash equivalents	$1,751	$3,689
U.S. Treasury bills	28,641	27,430
Investment advisory trailer fees and other receivables	504	3,979
Prepaid expenses and other assets	2,123	1,698
Fixed assets (net of accumulated depreciation of $280 and $254, respectively)	62	88

Total assets	$33,081	$36,884

Liabilities and stockholders’ equity
Accrued expenses	$1,266	$1,444
Accrued compensation	354	640
Accrued restructuring expense	4,021	5,217
Accrued lease amendment expense	2,805	2,956

Total liabilities	8,446	10,257

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,976,341 shares	$7,976	7,976
Additional paid-in capital	75,964	75,883
Accumulated deficit	(59,297)	(57,184)
Unearned compensation — restricted stock and restricted stock units	(8)	(48)

Total stockholders’ equity	24,635	26,627

Total liabilities and stockholders’ equity	$33,081	$36,884

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Investment advisory fees	$353	$6,056
Incentive fees and allocations	—	11,448
Commission income (net) and other	—	481
Net realized and unrealized gain on investments	—	1,046
Interest income	474	358
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	—	301
Interest and dividend income	—	140

Total revenues	827	19,830

Expenses:
Employee compensation and benefits (including equity grants of $121 and $187 respectively)	529	16,578
Occupancy & equipment rental	234	1,427
Other operating expenses	1,538	3,158
Amortization of intangibles	—	1,107
Interest expense	132	28
Other operating expenses from consolidated affiliated partnerships	—	19
Restructuring expenses	507	—

Total expenses	2,940	22,317

Operating loss	(2,113)	(2,487)
Minority interest in consolidated affiliated partnerships	—	(110)

Loss before taxes	(2,113)	(2,597)

Income tax expense	—	74

Net loss	$(2,113)	$(2,671)

Loss per share:
Basic and Diluted	$(0.26)	(0.32)

Weighted average shares outstanding
Basic and Diluted	7,976,341	8,301,004

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities
Net (loss)	$(2,113)	$(2,671)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	26	1,558
Expense for vesting of restricted stock and stock units	121	207
Unrealized (gain) on investments in securities	—	(546)
(Increase) Decrease in U.S. treasury bills	(1,211)	18,069
Decrease in investment advisory trailer fees and other receivables	3,475	8,234
(Increase) Decrease in prepaid expenses and other assets	(425)	114
Decrease in investments in affiliated investment partnerships	—	5,150
(Increase) in investments in securities	—	(1,390)
(Decrease) in accrued expenses	(178)	(3,319)
(Decrease) in accrued bonuses	(286)	(32,090)
(Decrease) in accrued lease amendment expense	(151)	(106)
(Decrease) in accrued restructuring expenses	(1,196)	—
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	—	110
Decrease in due from broker	—	(282)
(Increase) in securities	—	5,275
Increase in securities sold short	—	1,409

Net cash (used in) operating activities	(1,938)	(278)

Cash flows from investing activities
Fixed asset additions	—	(28)

Net cash (used in) investing activities	—	(28)

Cash flows from financing activities
Issuance of common stock	—	(1,126)
Consolidated affiliated partnerships:
(Decrease) in partner contributions received in advance	—	(506)
Partner subscriptions	—	1,100
Partner redemptions	—	(9,859)

Net cash (used in) financing activities	—	(10,391)

Net (decrease) in cash and cash equivalents	(1,938)	(10,697)
Cash and cash equivalents at the beginning of the period	3,689	14,432

Cash and cash equivalents at the end of the period	$1,751	$3,735

Supplemental disclosure of cash flow information
Cash paid for interest	$0	$8

Cash paid for taxes	$121	$97

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2007
(Amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

Balance at December 31, 2003	$6,826	$87,937	$22,054	$(14,209)	$102,608
Grants of restricted stock and restricted stock units	65	(2,744)	—	8,814	6,135
Issuance of common stock	384	(1,167)	—	—	(783)
Tax benefit related to employee compensation plans	—	4,432	—	—	4,432
Dividend, net of compensation expense	—	—	(2,781)	—	(2,781)
Net (loss)	—	—	(1,765)	—	(1,765)

Balance at December 31, 2004	$7,275	$88,458	$17,508	$(5,395)	$107,846
Grants of restricted stock units and restricted stock	388	5,965	—	(5,911)	442
Issuance of common stock	517	(6,414)	—	—	(5,897)
Tax benefit related to employee compensation plans	—	878	—	—	878
Dividends, net of compensation expense	—	—	(11,811)	—	(11,811)
Net (loss)	—	—	(15,865)	—	(15,865)

Balance at December 31, 2005	$8,180	$88,887	$(10,168)	$(11,306)	$75,593
Grants of restricted stock units and restricted stock — net of forfeitures	(277)	(9,309)		10,856	1,270
Issuance of common stock	73	(4,499)		402	(4,024)
Grants of stock options	—	804		—	804
Net (loss)	—	—	$(47,016)	—	(47,016)

Balance at December 31, 2006	$7,976	$75,883	$(57,184)	$(48)	$26,627
Grants of restricted stock units and restricted stock	—	—	—	40	40
Grants of stock options	—	81	—		81
Net (loss)	—	—	$(2,113)	—	(2,113)

Balance at March 31, 2007 (unaudited)	$7,976	$75,964	$(59,297)	$(8)	$24,635

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated interim financial statements of BKF Capital Group, Inc. and its subsidiaries (“BKF” or the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BKF Capital Group, Inc. and its subsidiaries at March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006 subject to the organization’s ability to continue as a going concern.

During 2006 and 2005, the company experienced a total loss of assets under management and as a result, the Company has had a significant decline in revenues and no longer has an operating business. The Company continues to evaluate strategic alternatives: either commence a new business or liquidate. Historically, the Company has funded its cash and liquidity needs through cash generated from operations, however, in light of the above, the Company expects cash generated from current operations will not be sufficient to fund operations and that the Company will use its existing working capital to fund operations. As a result, the ability of the Company to continue as a going concern is at risk. The results of operations for the three month period ended March 31, 2007 should not be taken as indicative of the results of operations that may be expected for the entire year 2007.

The consolidated financial statements of BKF include its wholly-owned subsidiaries LEVCO Europe Holdings, Ltd. (“LEVCO Holdings”) and its wholly-owned subsidiary, LEVCO Europe, LLP (“LEVCO Europe”), BKF Asset Management, Inc., (“BAM”), BKF’s two wholly-owned subsidiaries, BKF GP Inc. (“BKF GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. Three investment partnerships were included in the unaudited consolidated financial statements at March 31, 2006, however there were no operations of investment partnerships included in the statements of operation and cash flows for the three-months ended March 31, 2007. All intercompany transactions have been eliminated in consolidation. The Company trades on the over the counter market under the symbol (“BKFG”).

BAM is an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. Prior to that time BAM provided investment advisory services to its clients which included U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. BAM also participated in broker consulting programs (Wrap Accounts) with several nationally recognized financial institutions. LEVCO Securities was registered with the SEC as a broker- dealer and was a member of the National Association of Securities Dealers, Inc.; it withdrew its registration on November 30, 2006. BKF GP acts as the managing general partner of several affiliated investment partnerships and is registered with the Commodities Futures Trading Commission as a commodity pool operator.

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

Investments in Affiliated Investment Partnerships

BKF GP serves as the managing general partner for several affiliated investment partnerships (“AIP”), which previously engaged in the trading of publicly traded equity securities, and in the case of one partnership, distressed corporate debt. The assets and liabilities and results of operations of the AIP are not included in the Company’s consolidated statements of financial condition with the exception of BKF GP’s equity ownership and certain AIP

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whereby BKF GP is deemed to have a controlling interest in the partnership (see Note 4). The limited partners of the AIP have the right to redeem their partnership interests at least quarterly.

Additionally, the unaffiliated limited partners of the AIP may terminate BKF GP as the general partner of the AIP at any time. BKF GP does not maintain control over the unconsolidated AIP, has not guaranteed any of the AIP obligations, nor does it have any contractual commitments associated with them. Investments in the unconsolidated AIP held through BKF GP are recorded based upon the equity method of accounting.

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

FSAB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48) The Company adopted as January 1, 2007 and the adoption did not have a material impact to the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the three months ended March 31, 2007 and 2006, the Company did not recognize any material interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file consolidated Federal and combined state and local tax returns.

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

During the first quarter of calendar year 2006, the Company completed the amortization of certain long-lived assets (investment advisory contracts). These investment advisory contracts relate to cost in excess of the net assets acquired by BKF in June 1996, were reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. The Company performed a valuation of the intangible assets (under SFAS No. 144) and determined that the estimated discounted cash flows for the remaining investment advisory accounts acquired by the Company in 1996 was less than the carrying value of the related assets as determined using the Income approach. As a result, the Company recorded a charge of $1.1 million in the first

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2006 to fully amortize these contracts. Such amount is reflected in amortization expense in the Consolidated Statement of Operations.

Intangible Assets

The cost in excess of net assets of BKF acquired by the company in June 1996 was reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. Other intangible assets with finite lives are amortized over their useful lives. During the second and third quarters of 2006 Goodwill of $14.8 million was fully written off.

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

The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006

Net (loss)	$(2,113)	$(2,671)

Basic weighted-average shares outstanding	7,976,341	8,301,004
Dilutive potential shares from equity grants	—	—

Diluted weighted-average shares outstanding	7,976,341	8,301,004

Basic and diluted (loss) per share:
Net (loss)	$(0.26)	$(0.32)

In calculating diluted (loss) per share for the three-months ended March 31, 2007 and 2006 common stock equivalents of 250,000 and 330,055, respectively, were excluded due to their anti-dilutive effect on the calculation.

Business Segments

The Company has not presented business segment data, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” because it, has historically operated in one business segment, the investment advisory and asset management business.

Stock Options

The Company complies with SFAS No. 123R using the modified prospective method.

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

Recent Accounting Developments

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year in which we apply SFAS 159. Retrospective application of SFAS 159 to fiscal years preceding the effective date is not permitted. SFAS 159 has no effect on the Company’s financial statements.

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

3.	Investment advisory trailer fees and other receivables

Included in investment advisory trailer fees and other receivables are primarily trailer fees receivable from former portfolio managers and does not include any accrued incentive fees as of March 31, 2007 and December 31, 2006, respectively.

4.	Consolidation of CAP

As required by SFAS 94, the Company consolidated AIP in which the Company has a controlling financial interest. The consolidation of these partnerships does not impact the Company’s equity or net income. BKF GP has general partner liability with respect to its interest in each of the CAP. At March 31, 2007 and December 31, 2006 there were no consolidated AIP.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments in Affiliated Investment Partnerships and Related Revenue

As of March 31, 2007 the Company has no remaining investments in its unconsolidated Affiliated Investment Partnerships. Nor were there any AIP net earnings included in the Statement of Operations for the three months ended March 31, 2007. For the period ended March 31, 2006 the Company’s AIP net earnings was approximately $6.2 million and it earned $325,300 on its invested capital during that period.

Included in the Company’s incentive fees and general partner incentive allocations are approximately $804,000 payable directly to employee owned and controlled entities (“Employee Entities”) for the three months ended March 31, 2006. There were no such amounts for the period ended March 31, 2007. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all compensation expense relating to the allocated revenue, amounting to approximately $804,000 and $0 for the three months ended March 31, 2006 and 2007, respectively. These amounts are included in the Consolidated Statement of Operations.

The Company recorded investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $7.5 million and $0 for the three months ended March 31, 2006 and 2007, respectively.

6.	Non-Cash Transactions

First Quarter 2007:

•	200,000 shares under option were granted to the two directors who became the Chairman and the President/CEO as of January 2, 2007. The options vest at a rate of 16.67% per quarter commencing on March 31, 2007 and an additional 16.67% on the last day of the next five calendar quarters thereof. The option term is ten years.

First Quarter 2006:

•	Certain officers and employees of the Company were granted 145,000 shares of restricted stock with a value of approximately $2.0 million, which vest over a three-year period. The amount unearned as of March 31, 2006 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 74,428 shares of common stock for required withholding taxes in connection with the delivery of RSU and restricted stock.

•	11,953 shares of unvested restricted stock were forfeited.

•	The restriction on 5,764 shares of restricted stock was lifted and delivered.

•	4,592 shares of restricted stock were granted to non-employee Directors for 2006 Directors fees with a value of approximately $59,000.

7.	Stock Options

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS 123R using the modified prospective method.

There was $81,000 and $291,000 of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) in the three months ended March 31, 2007 and 2006, respectively.

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

	Three Months
	March 31,	Year
	2007	2006

Expected volatility	35.45%	38.20%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	4.58%	4.51%
Expected option term (years)	9.5	10.0

The following table summarizes the information about stock option activity for the three months ended March 31, 2007:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2006	300,000	$18.08
Granted	200,000	3.35
Lapsed or canceled	250,000	18.95
Outstanding at March 31, 2007	250,000	5.43
Exercisable at March 31, 2007	58,334	7.81

At March 31, 2007 there was $439,000 of total unrecognized compensation cost related to non-vested stock options,which is expected to be recognized over a weighted-average period of 1.4 years. The intrinsic value of options vested during the three months ended March 31, 2007 was zero.

8.	Income Taxes

There was no provision for income taxes as of March 31, 2007 due to continuing operating losses and the prior utilization of the Company’s tax carryback.

The Company has recorded a valuation reserve of approximately $21.3 and $20.4 million against its net deferred tax asset as of March 31, 2007 and December 31, 2006, respectively. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future. The tax receivable of approximately $1.2 million as of March 31, 2007, represents cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Restructuring Expenses

During the first quarter of 2007 the Company had $507,000 of restructuring costs as follows (in 000,000’s):

	Liability	Charged	Paid or	Liability
	Dec. 31, 2006	to Expense	Amortized	March 31, 2007

Employee termination costs	$1.1	$0.2	$(1.2)	$0.1
Lease and fixed asset costs	4.1	—	(0.2)	3.9
Termination of long term lease	—	0.3	(0.3)	—

	$5.2	$0.5	$(1.7)	$4.0

10.	Subsequent Events

The BKF Management Co., Inc. 401(k) Savings Plan was terminated on March 31, 2007. On April 30, 2007, the plan sponsor filed an application with the Internal Revenue Service for a favorable determination letter that the termination of the Plan does not adversely affect its qualification and tax-exemption under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended.

On May 1, 2007 the Company received a letter from the Securities and Exchange Commission citing deficiencies noted during its recent examination of the books and records of BKF conducted pursuant to Section 204 of the Investment Advisors Act of 1940. The Company has 30 days to respond to the letter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Historically BKF Capital operated entirely through BKF Asset Management, Inc. (“BKF”), previously a registered investment adviser with the Securities and Exchange Commission. BKF specialized in managing equity portfolios for institutional investors through its long-only equity and alternative investment strategies. It also acted as the managing general partner of a number of investment partnerships through it’s subsidiary BKF GP Inc.

During 2006 the Company ceased operating its investment advisory business. At March 31, 2007, it has no operating business and no assets under management. The Company’s principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act Reporting Company and a small revenue stream consisting of interest and fee sharing payments from departed portfolio managers. This revenue stream will be insufficient to cover operating expenses.

As previously disclosed, the Company has been evaluating strategic alternatives. Currently, the Company has two options:

•	Merging with, acquiring or commencing a business potentially being funded by a capital raising event; or

•	Liquidating the Company and distributing a portion of the Company’s remaining cash to stockholders.

The Company continues to evaluate opportunities within these strategic alternatives.

RISK FACTORS

The following risks, among others, sometimes have affected, and in the future could affect BKF’s business, financial condition or results of operations. The risks described below are not the only ones facing BKF. Additional risks not presently known to BKF or that BKF currently deems insignificant may also impact its business.

BKF does not believe it is an investment company under the Investment Company Act of 1940, as amended (“1940 Act”).

BKF’s primary business historically has been providing investment advice and asset management, and not acting or proposing to act as an investment company as the term is defined in the 1940 Act. A company may inadvertently be deemed an investment company, however, by virtue of its asset composition. A company generally is considered an “investment company” if it owns “investment securities” (as defined in the 1940 Act) that exceed 40% of its total assets, exclusive of assets held in cash, money-market mutual funds and government securities. The significant reduction in BKF’s assets under management has substantially reduced its total assets, with the remaining assets being concentrated in cash, cash equivalents and U.S. treasury bills. Although the Company does not believe it is or was an investment company (and has no intent to become an investment company) the Company made an election under Rule 3a-2 of the 1940 Act as a protective measure. Under Rule 3a-2, a company that may otherwise meet the definition of an investment company is exempted from investment company status for up to one year, so long as it has a bona fide intent to promptly (in any event within a one year period) return to compliance with the numeric asset and/or income tests which form the investment company definition. The Company made the Rule 3a-2 election as of June 30, 2006, but since that date has taken steps to eliminate the circumstances that might have caused it to be considered an investment company subject to the 1940 Act registration and regulatory requirements. As a result, BKF does not believe it is an investment company, and does not believe it is subject to the attendant limitations, restrictions and regulation applicable to investment companies.

The ability of BKF to continue as an operating company and a going concern is dependent on its ability to consummate a merger or an acquisition and/or to raise additional capital.

The Company’s available options include merging with or acquiring a third party or liquidating. The Company has no pending transactions. Any such transaction will be subject to identifying a suitable business and negotiating definitive agreements. Furthermore, any definitive agreement could be subject to various conditions, including regulatory approvals. Therefore, there can be no assurance that the Company will be able to effect any such transaction. Furthermore, although the Company’s cash position is sufficient to allow it to operate for a protracted period, the Company believes that it will need to raise debt or equity capital to finance any such transaction. The ability to raise additional capital is subject to market conditions, the willingness of investors in invest in a new or startup business and other factors. Furthermore, certain common stock offerings may require stockholder approval. Also, an equity or rights offering could be dilutive to the existing stockholders of the Company. There can be no assurance that the Company will be able to raise any additional capital on favorable terms at all. If the Company is unable to effect a transaction or to raise additional capital, the Company would expect to be dissolved and liquidated. Furthermore, even if a transaction or financing occurs, the terms of the transaction or financing may not be favorable to the Company and its stockholders and could result in a decline in the stock price of the Company.

If we do complete a merger or other transaction you may not have basis on which to assess the merits of the acquired business.

Since we have not yet identified a potential target or business partner, investors have no current basis to evaluate the possible merits or risks of the target or business’ operations. Although we will endeavor to evaluate the risks inherent in a particular target business, we can not assure you that we will properly assess all of the significant risk factors and accordingly, you may lose your investment in the Company.

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

Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006

Revenues

Total revenues for the first quarter of 2007 were $0.8 million, reflecting a decrease of 95.8% from $19.8 million in revenues in the same period in 2006. This decrease is attributable to the closing of the Company’s business. At March 31, 2007, there were no assets under management, a decline of $4.0 billion from a year earlier due the fact that in April 2006, BKF announced that two of its alternative investment strategies totaling approximately $0.8 billion at March 31, 2006 would be wound up as the result of the departures of the senior portfolio managers for the strategies. Portfolios following these strategies were liquidated in April 2006 and the proceeds are being returned to investors. In addition, the long-only strategies which amounted to $3.2 billion of assets under management were terminated and withdrawn during the third quarter of 2006.

The revenues for the three months ended March 31, 2007 are a result of interest earned on treasury bills and money market funds and trailer fees from departed portfolio managers.

Expenses

Total expenses for the first quarter of 2007 were $2.9 million, reflecting a decrease of 86.8% from $22.3 million in expenses in the same period in 2006.

Employee compensation and benefit expense (including grants of equity awards) was $0.53 million in the first quarter of 2007, reflecting a decrease of 96.9% from $16.59 million in the first quarter of 2006. These results primarily reflect the reduction of personnel relating to the loss of the business.

Occupancy and equipment rental was $0.23 million in the first quarter of 2007, reflecting a 83.6% decrease from $1.43 million in the same period in 2006, primarily as the result of subleasing of excess office space.

Restructuring expenses of $0.51 million included severance costs and losses incurred to settle a long term office space lease.

Other operating expenses were $1.54 million in the first quarter of 2007, reflecting a 51% decrease from $3.16 million in the same period in 2006. Despite severely reduced business operational costs professional fees were higher than expected due to accounting and legal fees.

Operating Loss

Operating loss for the first quarter of 2007 was $2.11 million, as compared to operating loss of $2.49 million in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

BKF’s current assets as of March 31, 2007 consist primarily of cash, short-term investments and receivables.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities will not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At March 31, 2007, BKF had cash, cash equivalents and U.S. Treasury bills of $30.4 million, compared to $31.1 million at December 31, 2006. This decrease in cash and cash equivalents reflects the loss of the operating activities as described above and the resulting funding shortfall.

During the next quarter ended June 30, 2007 the Company will renew its Directors’ and Officers’ Liability insurance coverage and its Errors and Omissions insurance. The policies will be written with a tail to cover the next six years. The payment for this coverage of $2.4 million will have a negative impact on liquidity and capital resources during this quarter.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by BKF Capital since December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Currently the Company has no assets under management and is not subject to market risk.

Item 4.	Controls and Procedures

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

The Company is a defendant in a lawsuit filed in The United States District Court for the Southern District of New York (Court) by a former employee alleging improperly withheld compensation during his employment, improper denial of severance payments and improperly withheld payments due and owing in an attempt to coerce the former employee to release claims against the company. The former employee seeks:  (1) an accounting, (2) $11,575,776 in compensatory and punitive damages, (3) prejudgment interest and (4)attorney’s fees. The former employee’s claims include breach of contract, unjust enrichment, promissory estoppels, quantum meruit and “return of personal property”. The Company answered the complaint on November 30, 2006, and asserted defenses including, but not limited to estoppel, waiver and ratification. The Court has entered a Civil Case Management Plan requiring a pretrial conference on May 14, 2007 at which time the court will set a trial date. As of March 31, 2007, the Company has provided an accrual to settle the matter. However, there can be no assurances that additional amounts may not be required to dispose of this lawsuit.

Item 1A.	Risk Factors

See “Part I. Financial Information. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors and Recent Events.” These risk factors reflect adverse material developments that have taken place since the filing of the Annual Report on Form 10-K for the year ended December 31, 2006.

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

BKF Capital Group, Inc.

By:	/s/ Harvey J. Bazaar
Harvey J. Bazaar
Chief Executive Officer
and President

By:	/s/ J. Clarke Gray
J. Clarke Gray
Senior Vice President and
Chief Financial Officer

Date: May 8, 2007