Form 10-Q/A
period 2007-03-31
BKF CAPITAL GROUP INC
filed 2007-08-10
CIK 9235

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

This Form 10-Q/A (“Form 10-Q/A”) of BKF Capital Group, Inc. (the “Company”) constitutes Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which was initially filed with the Securities and Exchange Commission on May 10, 2007 (the “Original Filing”). The purpose of this filing is to restate the Consolidated Statements of Financial Condition, the Consolidated Statement of Changes in Stockholders’ Equity and amend the Controls and Procedures section both in Part I Items 1 and 4 respectively for the adoption of FIN 48 as further described in Notes 1 and 8 to the accompanying financial statements.

Part I

Item 1.  Financial Statements.

Financial Statements
Consolidated Statements of Financial Condition.
Consolidated Statements of Changes of Stockholders’ Equity

Footnote to Financial Statements

1.	Organization and Summary of Significant Accounting Policies — Recent Account Developments.

8.	Income Taxes.

Item 4.  Controls and Procedures.

Exhibit		Description of Exhibit

31.1	—	Section 302 Certification of Chief Executive Officer*
31.2		Section 302 Certification of Chief Financial Officer*
32.1		Section 906 Certification of Chief Executive Officer*
32.2	—	Section 906 Certification of Chief Financial Officer*
* Filed herewith.

1a

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
	(restated)

Assets
Cash and cash equivalents	$1,751	$3,689
U.S. Treasury bills	28,641	27,430
Investment advisory trailer fees and other receivables	504	3,979
Prepaid expenses and other assets	2,123	1,698
Fixed assets (net of accumulated depreciation of $280 and $254, respectively)	62	88

Total assets	$33,081	$36,884

Liabilities and stockholders’ equity
Accrued expenses	$1,828	$1,444
Accrued compensation	354	640
Accrued restructuring expense	4,021	5,217
Accrued lease amendment expense	2,805	2,956

Total liabilities	9,008	10,257

Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,976,341 shares	$7,976	7,976
Additional paid-in capital	75,964	75,883
Accumulated deficit	(59,859)	(57,184)
Unearned compensation — restricted stock and restricted stock units	(8)	(48)

Total stockholders’ equity	24,073	26,627

Total liabilities and stockholders’ equity	$33,081	$36,884

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Investment advisory fees	$—	$6,056
Incentive fees and allocations	—	11,448
Commission income (net) and other	353	481
Net realized and unrealized gain on investments	—	1,046
Interest income	474	358
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	—	301
Interest and dividend income	—	140

Total revenues	827	19,830

Expenses:
Employee compensation and benefits (including equity grants of $121 and $187 respectively)	529	16,578
Occupancy & equipment rental	234	1,427
Other operating expenses	1,538	3,158
Amortization of intangibles	—	1,107
Interest expense	132	28
Other operating expenses from consolidated affiliated partnerships	—	19
Restructuring expenses	507	—

Total expenses	2,940	22,317

Operating loss	(2,113)	(2,487)
Minority interest in consolidated affiliated partnerships	—	(110)

Loss before taxes	(2,113)	(2,597)

Income tax expense	—	74

Net loss	$(2,113)	$(2,671)

Loss per share:
Basic and Diluted	$(0.26)	(0.32)

Weighted average shares outstanding
Basic and Diluted	7,976,341	8,301,004

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities
Net (loss)	$(2,113)	$(2,671)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	26	1,558
Expense for vesting of restricted stock and stock units	121	207
Unrealized (gain) on investments in securities	—	(546)
(Increase) Decrease in U.S. treasury bills	(1,211)	18,069
Decrease in investment advisory trailer fees and other receivables	3,475	8,234
(Increase) Decrease in prepaid expenses and other assets	(425)	114
Decrease in investments in affiliated investment partnerships	—	5,150
(Increase) in investments in securities	—	(1,390)
Increase (Decrease) in accrued expenses	(178)	(3,319)
(Decrease) in accrued bonuses	(286)	(32,090)
(Decrease) in accrued lease amendment expense	(151)	(106)
(Decrease) in accrued restructuring expenses	(1,196)	—
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	—	110
Decrease in due from broker	—	(282)
(Increase) in securities	—	5,275
Increase in securities sold short	—	1,409

Net cash (used in) operating activities	(1,938)	(278)

Cash flows from investing activities
Fixed asset additions	—	(28)

Net cash (used in) investing activities	—	(28)

Cash flows from financing activities
Issuance of common stock	—	(1,126)
Consolidated affiliated partnerships:
(Decrease) in partner contributions received in advance	—	(506)
Partner subscriptions	—	1,100
Partner redemptions	—	(9,859)

Net cash (used in) financing activities	—	(10,391)

Net (decrease) in cash and cash equivalents	(1,938)	(10,697)
Cash and cash equivalents at the beginning of the period	3,689	14,432

Cash and cash equivalents at the end of the period	$1,751	$3,735

Supplemental disclosure of cash flow information
Cash paid for interest	$0	$8

Cash paid for taxes	$121	$97

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2007
(Amounts in thousands)

		Additional	Retained
	Common	Paid-In	Earnings	Unearned
	Stock	Capital	(Accumulated deficit)	Compensation	Total

Balance at December 31, 2003	$6,826	$87,937	$22,054	$(14,209)	$102,608
Grants of restricted stock and restricted stock units	65	(2,744)	—	8,814	6,135
Issuance of common stock	384	(1,167)	—	—	(783)
Tax benefit related to employee compensation plans	—	4,432	—	—	4,432
Dividend, net of compensation expense	—	—	(2,781)	—	(2,781)
Net (loss)	—	—	(1,765)	—	(1,765)

Balance at December 31, 2004	$7,275	$88,458	$17,508	$(5,395)	$107,846
Grants of restricted stock units and restricted stock	388	5,965	—	(5,911)	442
Issuance of common stock	517	(6,414)	—	—	(5,897)
Tax benefit related to employee compensation plans	—	878	—	—	878
Dividends, net of compensation expense	—	—	(11,811)	—	(11,811)
Net (loss)	—	—	(15,865)	—	(15,865)

Balance at December 31, 2005	$8,180	$88,887	$(10,168)	$(11,306)	$75,593
Grants of restricted stock units and restricted stock — net of forfeitures	(277)	(9,309)		10,856	1,270
Issuance of common stock	73	(4,499)		402	(4,024)
Grants of stock options	—	804		—	804
Net (loss)	—	—	$(47,016)	—	(47,016)

Balance at December 31, 2006	$7,976	$75,883	$(57,184)	$(48)	$26,627
Cumulative effect of applying the provisions of FIN 48	—	—	(562)		(562)
Grants of restricted stock units and restricted stock	—	—	—	40	40
Grants of stock options	—	81	—	—	81
Net (loss)	—	—	$(2,113)	—	(2,113)

Balance at March 31, 2007 (unaudited/restated)	$7,976	$75,964	$(59,859)	$(8)	$24,073

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

Restatement

On August 9, 2007 the Company determined that the adoption of FIN 48 was not properly recorded during the quarter ended March 31, 2007 and therefore the March 31, 2007 Consolidated Statement of Financial position required restatement. The consolidated financial statements included in this amended Quarterly Report on Form 10-K/A dated March 31, 2007 have been adjusted to reflect an adjustment to properly reflect the adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes as of January 1, 2007 as further

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

described in Note 8 below. The adjustment resulted in an increase to accrued expenses from $1.27 million to a restated amount of $1.83 million and an increase in the accumulated deficit from $59.3 million to a restated amount of $59.86 million. The adjustment had no effect on the results of operations or cash flows.

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

During the first quarter of calendar year 2006, the Company completed the amortization of certain long-lived assets (investment advisory contracts). These investment advisory contracts relate to cost in excess of the net assets acquired by BKF in June 1996, were reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. The Company performed a valuation of the intangible assets (under SFAS No. 144) and determined that the estimated discounted cash flows for the remaining investment advisory accounts acquired by the Company in 1996 was less than the carrying value of the related assets as determined using the Income approach. As a result, the Company recorded a charge of $1.1 million in the first quarter of 2006 to fully amortize these contracts. Such amount is reflected in amortization expense in the Consolidated Statement of Operations.

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Developments

In June 2006, the FASB issued Interpretation No. 48. Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. The impact of the adoption of FIN 48 resulted in an increase to beginning accumulated deficit and an increase to liabilities for taxes and interest of approximately $562,000. See Note 8 to the Consolidated Financial Statement for further information.

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

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109. “Accounting for Income Taxes.” The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48) as of January 1, 2007. As a result the Company recognized an increase to beginning accumulated deficit and an increase to the liability for taxes and interests of approximately $562,000. The exposure is related to issues arising from a New York State audit which resulted in a reallocation of income increasing the Company’s liability in the audited years. The Company believes it has exposure to the same issue in more recent years and has included the effect of those years in the restatement.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements.

The Company and its subsidiaries file consolidated Federal and combined state and local tax returns. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. Recently the Company settled an examination issue with New York State and New York City related to income allocation for the 1999, 2000, and 2001.

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

The tax receivable of approximately $1.2 million as of June 30, 2007, represents cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid and is included in other assets.

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

An evaluation was performed under the supervision and with the participation of BKF’s management, including the CEO and CFO, of the effectiveness of the design and operation of BKF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In light of the amendments made herein management re-evaluated the effectiveness of the design and operation of BKF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that such controls and procedures were not effective during the quarter ended March 31, 2007. BKF intends to remediate this weakness by increasing the knowledge of its employees responsible for reviewing changes in accounting principles, including enhanced background research and documentation related to the accounting changes and increasing the involvement of third-party advisors in the determination of the appropriate accounting treatment. There have been no changes in BKF’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during BKF’s most recent quarter that has materially affected, or is reasonably likely to materially affect, BKF’s internal control over financial reporting.

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

Date: August 10, 2007