Form 10-Q
period 2007-06-30
BKF CAPITAL GROUP INC
filed 2007-08-10
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑      No ☐

As of August 1, 2007, 7,973,216 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)

Assets
Cash and cash equivalents	$1,626	$3,689
U.S. Treasury bills	23,474	27,430
Investment advisory trailer fees and other receivables	352	3,979
Prepaid expenses and other assets	3,676	1,698
Fixed assets (net of accumulated depreciation of $306 and $254, respectively)	37	88

Total assets	$29,165	$36,884

Liabilities and stockholders’ equity
Accrued expenses	$1,114	$1,444
Accrued compensation	—	640
Accrued restructuring expense	3,819	5,217
Accrued lease amendment expense	2,693	2,956

Total liabilities	7,626	10,257

Commitments and contingencies
Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,973,216 and 7,976,341 shares, respectively	$7,973	7,976
Additional paid-in capital	76,003	75,883
Accumulated deficit	(62,437)	(57,184)
Unearned compensation — restricted stock and restricted stock units	—	(48)

Total stockholders’ equity	21,539	26,627

Total liabilities and stockholders’ equity	$29,165	$36,884

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenues:
Investment advisory fees	$—	$2,303	$—	$8,359
Incentive fees and allocations	—	(1,370)	—	10,078
Commission income (net) and other	484	371	837	852
Net realized and unrealized gain (loss) on investments	14	(501)	14	545
Interest income	415	321	889	679
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	—	(109)	—	192
Interest and dividend income	—	157	—	297

Total revenues	913	1,172	1,740	21,002

Expenses:
Employee compensation and benefits (including equity grants of $45, $283, $166 and $470, respectively)	394	5,925	923	22,503
Occupancy and equipment rental	304	1,706	538	3,133
Other operating expenses	1,955	1,690	3,493	4,922
Amortization of intangibles	—	—	—	1,107
Interest expense	217	7	349	35
Other operating expenses from consolidated affiliated partnerships	—	39	—	58
Restructuring costs	621	12,455	1,128	12,455

Total expenses	3,491	21,822	6,431	44,213

Operating (loss)	(2,578)	(20,650)	(4,691)	(23,211)
Minority interest in consolidated affiliated partnerships	—	(21)	—	(131)

Net (loss)	$(2,578)	$(20,671)	$(4,691)	$(23,342)

Net (loss) per share:
Basic and Diluted	$(0.32)	$(2.48)	$(0.59)	$(2.80)

Weighted average shares outstanding
Basic and Diluted	7,976,341	8,346,545	7,976,341	8,323,900

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
		(Restated)

Cash flows from operating activities
Net (loss)	$(4,691)	$(23,342)
Adjustments to reconcile net (loss) to net cash (used in) provided by operations:
Depreciation and amortization	52	2,013
(Decrease) Increase in Accrued Restructuring Costs	(1,398)	6,656
Expense for vesting of restricted stock and stock units	165	496
Unrealized (gain) on investments in securities	—	(546)
Decrease in U.S. treasury bills	3,956	25,095
Decrease in investment advisory trailer fees and other receivable	3,627	20,838
(Increase) in prepaid expenses and other assets	(1,978)	(858)
Decrease in investments in affiliated investment partnerships	—	7,620
Decrease in investments in securities	—	3,828
(Decrease) in accrued expenses	(892)	(1,465)
(Decrease) in accrued compensation	(640)	(40,171)
(Decrease) Increase in accrued lease amendment expense	(263)	3,096
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	—	131
Decrease in due from broker	—	10,531
Decrease in securities	—	10,542
(Decrease) in securities sold short	—	(4,764)

Net cash (used in) provided by operating activities	(2,062)	19,700

Cash flows from investing activities
Fixed asset additions	(1)	(136)

Net cash (used in) investing activities	(1)	(136)

Cash flows from financing activities
Issuance of common stock	—	(1,146)
Consolidated affiliated partnerships:
(Decrease) in partner contributions received in advance	—	(506)
Partner subscriptions	—	1,100
Partner redemptions	—	(11,605)

Net cash (used in) financing activities	—	(12,157)

Net (decrease) increase in cash and cash equivalents	(2,063)	7,407
Cash and cash equivalents at the beginning of the period	3,689	14,432

Cash and cash equivalents at the end of the period	$1,626	$21,839

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$15

Cash paid for taxes	$157	$111

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
June 30, 2007
(Amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings (Accumulated Deficit)	Compensation	Total

Balance at December 31, 2003	$6,826	$87,937	$22,054	$(14,209)	$102,608
Grants of restricted stock and restricted stock units	65	(2,744)	—	8,814	6,135
Issuance of common stock	384	(1,167)	—	—	(783)
Tax benefit related to employee compensation plans	—	4,432	—	—	4,432
Dividend, net of compensation expense	—	—	(2,781)	—	(2,781)
Net (loss)	—	—	(1,765)	—	(1,765)

Balance at December 31, 2004	$7,275	$88,458	$17,508	$(5,395)	$107,846
Grants of restricted stock units and restricted stock	388	5,965	—	(5,911)	442
Issuance of common stock	517	(6,414)	—	—	(5,897)
Tax benefit related to employee compensation plans	—	878	—	—	878
Dividends, net of compensation expense	—	—	(11,811)	—	(11,811)
Net (loss)	—	—	(15,865)	—	(15,865)

Balance at December 31, 2005	$8,180	$88,887	$(10,168)	$(11,306)	$75,593
Grants of restricted stock units and restricted stock — net of forfeitures	(277)	(9,309)		10,856	1,270
Issuance of common stock	73	(4,499)		402	(4,024)
Grants of stock options	—	804		—	804
Net (loss)	—	—	$(47,016)	—	(47,016)

Balance at December 31, 2006	$7,976	$75,883	$(57,184)	$(48)	$26,627
Cumulative effect of applying the provisions of FIN 48			(562)		(562)
Grants of restricted stock units and restricted stock — net of forfeitures	(3)	(40)	—	48	5
Grants of stock options	—	160	—		160
Net (loss)	—	—	$(4,691)	—	(4,691)

Balance at June 30, 2007 (unaudited)	$7,973	$76,003	$(62,437)	$—	$21,539

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated interim financial statements of BKF Capital Group, Inc. and its subsidiaries (“BKF” or the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BKF Capital Group, Inc. and its subsidiaries at June 30, 2007 and the results of operations for the six months and three months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006 subject to the organization’s ability to continue as a going concern.

The consolidated financial statements of BKF include its wholly-owned subsidiaries LEVCO Europe Holdings, Ltd. (“LEVCO Holdings”) and its wholly-owned subsidiary, LEVCO Europe, LLP (“LEVCO Europe”), BKF Asset Management, Inc., (“BAM”), BKF’s two wholly-owned subsidiaries, BKF GP Inc. (“BKF GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. There were, however, no investment partnerships included in the consolidated statements of financial position as of June 30, 2007 or December 31, 2006, nor were there any included in statements of operation and cash flows for either of the 2007 periods. For the six month and three month periods ended June 30, 2006 three investment partnerships were included in the statements of operation and cash flow. All intercompany transactions have been eliminated in consolidation. The Company trades on the over the counter market under the symbol (“BKFG”).

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

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2006 and 2005, the company experienced a total loss of assets under management and as a result, the Company has had a significant decline in revenues and no longer has an operating business. The Company continues to evaluate strategic alternatives: either commence a new business or liquidate. Historically, the Company has funded its cash and liquidity needs through cash generated from operations. Accordingly the cash projected to be generated from operations will not be sufficient to fund operations and the Company will need to use its existing working capital to fund operations. As a result there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not reflect any adjustment for the outcome of this uncertainty.

Consolidation Accounting Policies

Operating Companies.  Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”),

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Consolidated Financial Statements,” to variable interest entities (“VIE”), (“FIN 46”), which was issued in January 2003 and revised in December 2003 (“FIN 46R”), defines the criteria necessary to be considered an operating company (i.e., variable interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries, (“SFAS 94”) should be applied. As required by SFAS 94, the Company consolidates operating companies in which BKF has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46R defines operating companies as businesses that have a sufficient legal equity to absorb the entities’ expected losses and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which the Company is able to exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of an operating entity. The Company has determined that it does not have any VIE. Entities consolidated are based on equity ownership of the entity by the Company and its affiliates.

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net (loss)	(4,691)	(23,342)	$(2,578)	$(20,671)

Basic weighted-average shares outstanding	7,976,341	8,323,900	7,976,341	8,346,545
Dilutive potential shares from equity grants	—	—	—	—

Diluted weighted-average shares outstanding	7,976,341	8,323,900	7,976,341	8,346,545

Basic and diluted (loss) per share:
Net (loss)	(0.59)	(2.80)	$(0.32)	$(2.48)

In calculating diluted (loss) per share for the three-months ended June 30, 2007 and 2006 common stock equivalents of 200,000 and 300,000, respectively, and for the six months ended June 30, 2007 and 2006 common stock equivalents of 200,000 and 300,000, respectively were excluded due to their anti-dilutive effect on the calculation.

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

Recent Accounting Developments

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 in the first quarter of 2007. The impact of the adoption of FIN 48 resulted in an increase to beginning accumulated deficit and an increase to liabilities for taxes and interest of approximately $562,000. See Note 8 to the Consolidated Financial Statements for further information.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior-year errors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and accordingly the Company follows its requirements when quantifying financial statement misstatements. The adoption of SAB No. 108 did not require any changes to the company’s Consolidated Financial Statements.

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

3.	Investment advisory trailer fees and other receivables

Included in investment advisory trailer fees and other receivables are primarily trailer fees receivable from former portfolio managers and does not include any accrued incentive fees as of June 30, 2007 and December 31, 2006, respectively.

4.	Consolidation of CAP

As required by SFAS 94, the Company consolidated AIP in which the Company has a controlling financial interest. The consolidation of these partnerships does not impact the Company’s equity or net income. BKF GP has general partner liability with respect to its interest in each of the CAP. At June 30, 2007 and December 31, 2006 there were no consolidated AIP.

5.	Investments in Affiliated Investment Partnerships and Related Revenue

As of June 30, 2007 the Company has no remaining investments in its unconsolidated Affiliated Investment Partnerships. Nor were there any AIP net earnings included in the Statement of Operations for the six months or three months ended June 30, 2007. For the period ended June 30, 2006 the Company’s AIP net loss was approximately $481,000 and it lost $2,000 on its invested capital during that period.

Included in the Company’s incentive fees and general partner incentive allocations are approximately $755,000 and $0 payable directly to employee owned and controlled entities (“Employee Entities”) for the six months and three months ended June 30, 2006. There were no such amounts for the periods ended June 30, 2007. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear the liability for all

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense relating to the allocated revenue, amounting to approximately $755,000 and $0 for the six months and three months ended June 30, 2006, respectively. These amounts are included in the Consolidated Statement of Operations. There were no such amounts in the 2007 periods.

The Company recorded investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $0 and $(0.3) million for the three months ended June 30, 2007 and 2006, respectively and $0 and $7.2 million for the six months ended June 30, 2007 and 2006, respectively.

6.	Non-Cash Transactions

Second Quarter 2007:

•	50,000 shares under option were forfeited.

•	3,125 restricted shares were forfeited

First Quarter 2007:

•	200,000 shares under option were granted to the two directors who became the Chairman and the President/CEO as of January 2, 2007. The options vest at a rate of 16.67% per quarter commencing on March 31, 2007 and an additional 16.67% on the last day of the next five calendar quarters thereof. The option term is ten years.

•	250,000 shares under option were forfeited.

Second Quarter 2006:

•	181,650 shares of unvested restricted stock were forfeited.

•	The restriction on 4,382 shares of restricted stock was lifted and delivered.

•	12,500 shares of restricted stock were granted to a non-employee service provider with a value of approximately $107,000.

First Quarter 2006:

•	Certain officers and employees of the Company were granted 145,000 shares of restricted stock with a value of approximately $2.0 million, which vest over a three-year period. The amount unearned as of March 31, 2006 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 74,428 shares of common stock for required withholding taxes in connection with the delivery of RSU and restricted stock.

•	11,953 shares of unvested restricted stock were forfeited.

•	The restriction on 5,764 shares of restricted stock was lifted and delivered.

•	4,592 shares of restricted stock were granted to non-employee Directors for 2006 Directors fees with a value of approximately $59,000.

7.	Stock Options

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS 123R using the modified prospective method.

There was $161,000 and $489,000 of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) during the six months ended June 30, 2007 and 2006, respectively.

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

Six Months
and Three Months
Ended June 30,
2007

Expected volatility	35.45%
Expected annual dividend yield	0.00%
Risk free rate of return	4.58%
Expected option term (years)	9.5

The following table summarizes the information about stock option activity for the three months ended June 30, 2007:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2006	300,000	$18.08
Granted	200,000	3.35
Lapsed or canceled	(300,000)	18.95
Outstanding at June 30, 2007	200,000	3.35
Exercisable at June 30, 2007	66,668	3.35

At June 30, 2007 there was $218,000 of total unrecognized compensation cost related to non-vested stock options,which is expected to be recognized over a weighted-average period of 1 year. The intrinsic value of options vested during the three months ended June 30, 2007 was zero. There were no options granted during the three months ended June 30, 2007.

8.	Income Taxes

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48) as of January 1, 2007. As a result the Company recognized an increase to beginning accumulated deficit and an increase to the liability for taxes and interests of approximately $562,000. The liability is a result of exposure to state income reallocation exposure for years still subject to audit and based on the results of a recent audit of previous years.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements.

The Company and its subsidiaries file consolidated Federal and combined state and local tax returns. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. Recently the Company settled an examination issue with New York State and New York City related to income allocation for the years 1999, 2000 and 2001. New York State has recently commenced an audit of the years 2002, 2003 and 2004.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a full valuation reserve of approximately $22.4 and $20.4 million against its net deferred tax asset as of June 30, 2007 and December 31, 2006, respectively. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

The tax receivable of approximately $1.2 million as of June 30, 2007, represents cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid and is included in other assets.

At June 30, 2007 the Company has a net operating loss carryforward of approximately $48.2 million. The future use of such carryforward may be impaired as a result of IRS code section 382 limitations.

9.	Restructuring Costs

During the first six months of 2007 the Company had $1.1 million of restructuring costs as follows (in 000,000’s):

	Liability	Charged	Paid or	Liability
	Dec. 31, 2006	to Expense	Amortized	June 30, 2007

Employee termination costs	$1.1	$0.5	$(1.6)	$0.0
Lease and fixed asset costs	4.1	—	(0.3)	3.8
Termination of long term lease and contract	—	0.6	(0.6)	—

	$5.2	$1.1	$(2.5)	$3.8

10.	Litigation

The Company is a variety of claims, suits, and proceedings that arise from time to time, including actions with respect to contracts, employment, regulatory compliance and public disclosure. These actions may be commenced by a number of different constituents, including vendors, former employees, regulatory agencies, and stockholders. The following is a discussion of the more significant legal matters involving the Company.

The Company was a defendant in a lawsuit filed in The United States District Court for the Southern District of New York (Court) by a former employee. On June 22, 2007, the case was dismissed pursuant to a settlement agreement between the parties under which Eckenberger, as plaintiff, released all claims against the Company. Settlement costs in excess of previous accruals are included in other expenses for the three months and six months ended June 30, 2007.

The Company was sued in a putative class action securities fraud case during the second quarter. Also named as defendants are John A. Levin and Glenn Aigen, former senior executives of the Company. The named plaintiffs are seeking to certify a class on behalf of purchasers of the Company’s common stock between May 10, 2004 and October 18, 2005. The Complaint alleges a violation of Section 10(b) of the Exchange Act against all defendants and a claim for violation of Section 20(a) of the Exchange Act against Levin and Aigen by virtue of their positions in the Company. To date, the Company has not answered or otherwise responded to the Complaint. There is a stipulation in effect between the parties providing that no answer or motion to dismiss the Complaint will be due until 60 days after the later of (1) the appointment of Lead Plaintiff and Lead Plaintiffs’ counsel or (2) the filing of an Amended/Superseding Complaint. The Company intends to vigorously defend itself against the action.

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

During 2006 the Company ceased operating its investment advisory business. At June 30, 2007, it has no operating business and no assets under management. The Company’s principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act Reporting Company and a small revenue stream consisting of interest and fee sharing payments from departed portfolio managers. This revenue stream will be insufficient to cover operating expenses.

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

The Company could incur material liabilities in connection with a recently filed lawsuit.

In May 2007, a class action lawsuit was commenced in the United States District Court of the Southern District of New York, on behalf of certain persons who purchased or otherwise acquired publicly traded securities of the Company. The lawsuit was filed against the Company and two former executives of the Company, Glenn A. Aigen and John A. Levin (“Defendants”). The complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that the action is without merit and intends to defend itself against the action and to take all actions reasonably required, in the opinion of its counsel, to preserve all of the Company’s available defenses and rights. The ultimate outcome of this action cannot be predicted and any liability exposure the Company may face in the event the action is decided or settled in a manner adverse to the Company cannot be quantified. The Company believes that its liability, if any, may be shared with its insurers.

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

If we do complete a merger or other transaction you may not have basis on which to assess the merits or risks of the acquired business.

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

Three Months Ended June 30, 2007 as Compared to Three Months Ended June 2006

Revenues

Total revenues for the second quarter of 2007 were $0.9 million, reflecting a decrease of 22.1% from $1.2 million in revenues in the same period in 2006. This decrease is attributable to the closing of the Company’s business. At June 2007, there were no assets under management, a decline of $3.2 billion from a year earlier. The long-only strategies which amounted to $3.2 billion of assets under management during the second quarter of 2006 were terminated and withdrawn during the third quarter of 2006.

The revenues for the three months ended June 30, 2007 are a result of interest earned on treasury bills and money market funds and trailer fees from departed portfolio managers, in addition to the collection of previously unbilled aged advisory fees.

Expenses

Total expenses for the second quarter of 2007 were approximately $3.5 million, reflecting a decrease of 84.1% from $21.8 million in expenses in the same period in 2006.

Employee compensation and benefit expense (including grants of equity awards) was $0.39 million in the second quarter of 2007, reflecting a decrease of 93.4% from $5.9 million in the second quarter of 2006. These results primarily reflect the reduction of personnel relating to the loss of the business.

Occupancy and equipment rental was $0.3 million in the second quarter of 2007, reflecting a 82.2% decrease from $1.7 million in the same period in 2006, primarily as the result of subleasing of excess office space.

Restructuring costs of $0.62 million included primarily severance costs and losses incurred to settle a long term telecommunication lease.

Other operating expenses were $1.96 million in the second quarter of 2007, reflecting a 15.7% increase from $1.69 million in the same period in 2006 due primarily to increases in the cost of amortization on insurance policies.

Operating Loss

Operating loss for the second quarter of 2007 was $2.58 million, as compared to operating loss of $20.65 million in the same period in 2006.

Six Months Ended June 30, 2007 as Compared to Six Months Ended June 2006

Revenues

Total revenues for the first half of 2007 were $1.7 million, reflecting a decrease of 91.7% from $21.0 million in revenues in the same period in 2006. This decrease is attributable to the closing of the Company’s business. During the 2007, there were no assets under management, a decline of approximately $4.0 billion from a year earlier due the fact that in April 2006, BKF announced that two of its alternative investment strategies totaling approximately $0.8 billion at March 31, 2006 would be wound up as the result of the departures of the senior portfolio managers for the strategies. Portfolios following these strategies were liquidated in April 2006 and the proceeds are being returned to investors. In addition, the long-only strategies which amounted to $3.2 billion of assets under management were terminated and withdrawn during the third quarter of 2006.

The revenues for the six months ended June 2007 are a result of interest earned on treasury bills and money market funds and trailer fees from departed portfolio managers, in addition to the collection of some previously unbilled aged advisory fees.

Expenses

Total expenses for the first half of 2007 were $6.4 million, reflecting a decrease of 85.5% from $44.2 million in expenses in the same period in 2006.

Employee compensation and benefit expense (including grants of equity awards) was $0.92 million in the first half of 2007, reflecting a decrease of 95.9% from $22.5 million in the first half of 2006. These results primarily reflect the reduction of personnel relating to the loss of the business.

Occupancy and equipment rental was $0.54 million in the first half of 2007, reflecting a 82.8% decrease from $3.13 million in the same period in 2006, primarily as the result of subleasing of excess office space.

Restructuring expenses of $1.13 million included primarily severance costs and losses incurred to settle long term office space and a long term telecommunication leases.

Other operating expenses were $3.49 million in the first half of 2007, reflecting a 29% decrease from 4.92 million in the same period in 2006. Despite severely reduced business operational costs legal fees were high due to the employee litigation and the amortization of insurance premiums increased during 2007.

Operating Loss

Operating loss for the first half of 2007 was $4.7 million, as compared to operating loss of $23.2 million in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

BKF’s current assets as of June 30, 2007 consist primarily of cash, short-term investments and receivables.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities will not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At June 30, 2007, BKF had cash, cash equivalents and U.S. Treasury bills of $25.1 million, compared to $31.1 million at December 31, 2006. This decrease in cash and cash equivalents reflects the loss of the operating activities as described above and the resulting funding shortfall.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by BKF Capital since December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Currently the Company has no assets under management and is not subject to market risk.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of BKF’s management, including the CEO and CFO, of the effectiveness of the design and operation of BKF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, BKF’s management, including the CEO and CFO, concluded that BKF’s disclosure controls and procedures were not effective as of the end of the period covered by this report. The company had not, on June 30, 2007, when it closed its books, identified the appropriate adjustments to reflect the adoption of FIN 48. The Company remediated this issue by reflecting these adjustments prior to the completion and filing of this Quarterly Report on Form 10Q. Additionally BKF intends to remediate this weakness by increasing the knowledge of its employees responsible for reviewing changes in accounting principles, including enhanced background research and documentation related to the accounting changes and increasing the involvement of third-party advisors in the determination of the appropriate accounting treatment. There have been no changes in BKF’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during BKF’s most recent quarter that has materially affected, or is reasonably likely to materially affect, BKF’s internal control over financial reporting.

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

The Company was a defendant in a lawsuit filed in The United States District Court for the Southern District of New York (Court) by a former employee. On June 22, 2007, the case was dismissed pursuant to a settlement agreement between the parties under which Eckenberger, as plaintiff, released all claims against the Company.

The Company was sued in a putative class action securities fraud case during the second quarter. Also named as defendants are John A. Levin and Glenn Aigen, former senior executives of the Company. The named plaintiffs are seeking to certify a class on behalf of purchasers of the Company’s common stock between May 10, 2004 and October 18, 2005. The complaint alleges a violation of Section 10(b) of the Exchange Act against all defendants and a claim for violation of Section 20(a) of the Exchange Act against Levin and Aigen by virtue of their positions with the Company. To date, the Company has not answered or otherwise responded to the Complaint. There is a stipulation in effect between the parties providing that no answer or motion to dismiss the Complaint will be due until 60 days after the later of (1) the appointment of Lead Plaintiff and Lead Plaintiffs’ counsel or (2) the filing of an Amended/Superseding Complaint. The Company intends to vigorously defend itself against the action.

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