Form 10-Q
period 2007-09-30
BKF CAPITAL GROUP INC
filed 2007-11-13
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑      No ☐

As of November 1, 2007, 7,973,216 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)

Assets
Cash and cash equivalents	$1,635	$3,689
U.S. Treasury bills	22,755	27,430
Investment advisory trailer fees and other receivables	446	3,979
Prepaid expenses and other assets	3,272	1,698
Fixed assets (net of accumulated depreciation of $314 and $254, respectively)	28	88

Total assets	$28,136	$36,884

Liabilities and stockholders’ equity
Accrued expenses	$1,200	$1,444
Accrued compensation	—	640
Accrued restructuring expense	3,523	5,217
Accrued lease amendment expense	2,561	2,956

Total liabilities	7,284	10,257

Commitments and contingencies
Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,973,216 and 7,976,341 shares, respectively	$7,973	7,976
Additional paid-in capital	75,918	75,883
Accumulated deficit	(63,039)	(57,184)
Unearned compensation — restricted stock and restricted stock units	—	(48)

Total stockholders’ equity	20,852	26,627

Total liabilities and stockholders’ equity	$28,136	$36,884

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Investment advisory fees	$—	$888	$—	$9,247
Incentive fees and allocations	—	—	—	10,078
Commission income (net) and other	365	336	1,202	1,188
Net realized and unrealized gain (loss) on investments	(18)	370	(4)	915
Interest income	376	585	1,265	1,264
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	—	—	—	192
Interest and dividend income	—	—	—	297

Total revenues	723	2,179	2,463	23,181

Expenses:
Employee compensation and benefits (including equity grants (forfeitures) of $(85), $(1,279), $80 and $(809), respectively)	289	168	1,212	22,671
Occupancy and equipment rental	108	1,266	646	4,399
Other operating expenses	727	1,800	4,220	6,722
Amortization of intangibles	—	—	—	1,107
Interest expense	181	123	530	158
Other operating expenses from consolidated affiliated partnerships	—	—	—	58
Restructuring costs	20	15,209	1,148	27,664

Total expenses	1,325	18,566	7,756	62,779

Operating (loss)	(602)	(16,387)	(5,293)	(39,598)
Minority interest in consolidated affiliated partnerships	—	—	—	(131)

Net (loss)	$(602)	$(16,387)	$(5,293)	$(39,729)

Net (loss) per share:
Basic and Diluted	$(0.08)	$(1.99)	$(0.66)	$(4.79)

Weighted average shares outstanding
Basic and Diluted	7,973,216	8,247,534	7,975,288	8,298,165

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities
Net (loss)	$(5,293)	$(39,729)
Adjustments to reconcile net (loss) to net cash (used in) provided by operations:
Depreciation and amortization	60	2,335
(Decrease) Increase in Accrued Restructuring Costs	(1,694)	17,008
Expense for vesting (forfeiture) of restricted stock and stock units	80	(771)
Unrealized (gain) on investments in securities	—	266
Decrease in U.S. treasury bills	4,675	13,190
Decrease in investment advisory trailer fees and other receivable	3,533	20,124
(Increase) Decrease in prepaid expenses and other assets	(1,574)	44
Decrease in investments in affiliated investment partnerships	—	7,696
Decrease in investments in securities	—	3,252
(Decrease) in accrued expenses	(802)	(3,722)
(Decrease) in accrued compensation	(644)	(42,135)
(Decrease) Increase in accrued lease amendment expense	(395)	4,071
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	—	132
Decrease in due from broker	—	16,783
Decrease in securities	—	14,578
(Decrease) in securities sold short	—	(7,084)

Net cash (used in) provided by operating activities	(2,054)	6,038

Cash flows from investing activities
Fixed asset additions	—	(225)

Net cash (used in) investing activities	—	(225)

Cash flows from financing activities
Issuance of common stock	—	(1,246)
Consolidated affiliated partnerships:
(Decrease) in partner contributions received in advance	—	(506)
Partner subscriptions	—	1,100
Partner redemptions	—	(14,400)

Net cash (used in) financing activities	—	(15,052)

Net (decrease) in cash and cash equivalents	(2,054)	(9,239)
Cash and cash equivalents at the beginning of the period	3,689	14,432

Cash and cash equivalents at the end of the period	$1,635	5,193

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$15

Cash paid for taxes	$244	$153

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
September 30, 2007
(Amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

Balance at December 31, 2003	$6,826	$87,937	$22,054	$(14,209)	$102,608
Grants of restricted stock and restricted stock units	65	(2,744)	—	8,814	6,135
Issuance of common stock	384	(1,167)	—	—	(783)
Tax benefit related to employee compensation plans	—	4,432	—	—	4,432
Dividend, net of compensation expense	—	—	(2,781)	—	(2,781)
Net (loss)	—	—	(1,765)	—	(1,765)

Balance at December 31, 2004	$7,275	$88,458	$17,508	$(5,395)	$107,846
Grants of restricted stock units and restricted stock	388	5,965	—	(5,911)	442
Issuance of common stock	517	(6,414)	—	—	(5,897)
Tax benefit related to employee compensation plans	—	878	—	—	878
Dividends, net of compensation expense	—	—	(11,811)	—	(11,811)
Net (loss)	—	—	(15,865)	—	(15,865)

Balance at December 31, 2005	$8,180	$88,887	$(10,168)	$(11,306)	$75,593
Grants of restricted stock units and restricted stock — net of forfeitures	(277)	(9,309)		10,856	1,270
Issuance of common stock	73	(4,499)		402	(4,024)
Grants of stock options	—	804		—	804
Net (loss)	—	—	(47,016)	—	(47,016)

Balance at December 31, 2006	$7,976	$75,883	$(57,184)	$(48)	$26,627
Cumulative effect of applying the provisions of FIN 48			(562)		(562)
Grants of restricted stock units and restricted stock — net of forfeitures	(3)	(40)	—	48	5
Grants of stock options	—	75	—		75
Net (loss)	—	—	$(5,293)	—	(5,293)

Balance at September 30, 2007 (unaudited)	$7,973	$75,918	$(63,039)	$—	$20,852

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated interim financial statements of BKF Capital Group, Inc. and its subsidiaries (“BKF” or the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BKF Capital Group, Inc. and its subsidiaries at September 30, 2007 and the results of operations for the nine months and three months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006 subject to the organization’s ability to continue as a going concern.

The consolidated financial statements of BKF include its wholly-owned subsidiaries, BKF Asset Management, Inc., (“BAM”), BKF’s two wholly-owned subsidiaries, BKF GP Inc. (“BKF GP”) and LEVCO Securities, Inc. (“LEVCO Securities”) and certain affiliated investment partnerships for which the Company is deemed to have a controlling interest in the applicable partnership. There were, however, no investment partnerships included in the consolidated statements of financial position as of September 30, 2007 or December 31, 2006, nor were there any included in statements of operation and cash flows for either of the 2007 periods. For the nine month and three month periods ended September 30, 2006 three investment partnerships were included in the statements of operation and cash flow. All intercompany transactions have been eliminated in consolidation. The Company trades on the over the counter market under the symbol (“BKFG”).

BAM is an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. Prior to that time BAM provided investment advisory services to its clients which included U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. BAM also participated in broker consulting programs (Wrap Accounts) with several nationally recognized financial institutions. LEVCO Securities was registered with the SEC as a broker- dealer and was a member of the National Association of Securities Dealers, Inc.; it withdrew its registration on November 30, 2006. BKF GP acts as the managing general partner of several affiliated investment partnerships and was previously registered with the Commodities Futures Trading Commission as a commodity pool operator.

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

Interest income is recognized as earned.

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

During the first quarter of calendar year 2006, the Company completed the amortization of certain long-lived assets (investment advisory contracts). These investment advisory contracts relate to cost in excess of the net assets acquired by BKF in June, 1996 and were reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. The Company performed a valuation of the intangible assets (under SFAS No. 144) and determined that the estimated discounted cash flows for the remaining investment advisory accounts acquired by the Company in 1996 was less than the carrying value of the related assets as determined using the Income approach. As a result, the Company recorded a charge of $1.1 million in the first quarter of 2006 to fully amortize these contracts. Such amount is reflected in amortization expense in the Consolidated Statement of Operations.

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net (loss)	(602)	(16,387)	$(5,293)	$(39,729)

Basic weighted-average shares outstanding	7,973,216	8,247,534	7,975,288	8,298,165
Dilutive potential shares from equity grants	—	—	—	—

Diluted weighted-average shares outstanding	7,973,216	8,247,534	7,975,288	8,298,165

Basic and diluted (loss) per share:
Net (loss)	$(0.08)	(1.99)	$(0.66)	$(4.79)

In calculating diluted (loss) per share for the three-months ended September 30, 2007 and 2006 common stock equivalents of 200,000 and 300,000, respectively, and for the nine months ended September 30, 2007 and 2006 common stock equivalents of 200,000 and 300,000, respectively were excluded due to their anti-dilutive effect on the calculation.

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

3.	Investment advisory trailer fees and other receivables

Included in investment advisory trailer fees and other receivables are primarily trailer fees receivable from former portfolio managers and does not include any accrued incentive fees as of September 30, 2007 or December 31, 2006, respectively.

4.	Consolidation of CAP

As required by SFAS 94, the Company consolidated AIP in which the Company has a controlling financial interest. The consolidation of these partnerships does not impact the Company’s equity or net income. BKF GP has general partner liability with respect to its interest in each of the CAP. At September 30, 2007 and December 31, 2006 there were no consolidated AIP.

5.	Investments in Affiliated Investment Partnerships and Related Revenue

As of September 30, 2007 the Company has no remaining investments in its unconsolidated Affiliated Investment Partnerships. Nor were there any AIP net earnings included in the Statement of Operations for the nine months or three months ended September 30, 2007. For the period ended September 30, 2006 the Company’s AIP net loss was approximately $7,000.

Included in the Company’s incentive fees and general partner incentive allocations are approximately $755,000 and $0 payable directly to employee owned and controlled entities (“Employee Entities”) for the nine months and three months ended September 30, 2006, respectively. There were no such amounts for the periods ended September 30, 2007. These amounts are included in the Company’s carrying value of the AIP at the end of the applicable period. These Employee Entities, which serve as non-managing general partners of several AIP, also bear

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the liability for all compensation expense relating to the allocated revenue, amounting to approximately $755,000 and $0 for the nine months and three months ended September 30, 2006, respectively. These amounts are included in the Consolidated Statement of Operations. There were no such amounts in the 2007 periods.

The Company recorded investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $0 and $0 million for the three months ended September 30, 2007 and 2006, respectively and $0 and $7.2 million for the nine months ended September 30, 2007 and 2006, respectively.

6.	Non-Cash Transactions

Third Quarter 2007:

There were no material non-cash transactions.

Second Quarter 2007:

•	50,000 shares under option were forfeited.

•	3,125 restricted shares were forfeited.

First Quarter 2007:

•	200,000 shares under option were granted to the two directors who became the Chairman and the President/CEO as of January 2, 2007. The options vest at a rate of 16.67% per quarter commencing on March 31, 2007 and an additional 16.67% on the last day of the next five calendar quarters thereof. The option term is ten years.

•	250,000 shares under option were forfeited.

Third Quarter 2006:

•	74,746 shares of unvested restricted stock were forfeited.

•	The Company withheld 25,625 shares of common stock for withholding taxes in connection with the delivery of 50,000 shares of common stock.

Second Quarter 2006:

•	181,650 shares of unvested restricted stock were forfeited.

•	The restriction on 4,382 shares of restricted stock was lifted and delivered.

•	12,500 shares of restricted stock were granted to a non-employee service provider with a value of approximately $107,000.

First Quarter 2006:

•	Certain officers and employees of the Company were granted 145,000 shares of restricted stock with a value of approximately $2.0 million, which vest over a three-year period. The amount unearned as of March 31, 2006 is recorded as unearned compensation in the consolidated statement of financial condition.

•	The Company withheld 74,428 shares of common stock for required withholding taxes in connection with the delivery of RSU and restricted stock.

•	11,953 shares of unvested restricted stock were forfeited.

•	The restriction on 5,764 shares of restricted stock was lifted and delivered.

•	4,592 shares of restricted stock were granted to non-employee Directors for 2006 Directors fees with a value of approximately $59,000.

7.	Stock Options

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

There was $76,000 and $686,000 of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) during the nine months ended September 30, 2007 and 2006, respectively.

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

Nine Months
and Three Months
Ended September 30,
2007

Expected volatility	30.56%
Expected annual dividend yield	0.00%
Risk free rate of return	4.68%
Expected option term (years)	10

The following table summarizes the information about stock option activity for the three months ended June 30, 2007:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2006	300,000	$18.08
Granted	200,000	3.35
Lapsed or canceled	(300,000)	18.95
Outstanding at September 30, 2007	200,000	3.35
Exercisable at September 30, 2007	100,000	3.35

At September 30, 2007 there was $162,000 of total unrecognized compensation cost related to non-vested stock options,which is expected to be recognized over a weighted-average period of less than 1 year. The intrinsic value of options vested during the three months ended September 30, 2007 was zero. There were no options granted during the three months ended September 30, 2007.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a valuation reserve of approximately $22.8 and $20.4 million against its net deferred tax asset as of September 30, 2007 and December 31, 2006, respectively. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

The tax receivable of approximately $1.2 million as of September 30, 2007, represents cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid and is included in other assets.

9.	Restructuring Costs

During the first nine months of 2007 the Company had $1.1 million of restructuring costs as follows (in 000,000’s):

	Liability	Charged	Paid or	Liability
	Dec. 31, 2006	to Expense	Amortized	September 30, 2007

Employee termination costs	$1.1	$0.5	$(1.6)	$—
Lease and fixed asset costs	4.1	—	(0.6)	3.5
Termination of long term lease and contract	—	0.6	(0.6)	—

	$5.2	$1.1	$(2.8)	$3.5

10.	Litigation

The Company is involved in a variety of claims, suits, and proceedings that arise from time to time, including actions with respect to contracts, employment, regulatory compliance and public disclosure. These actions may be commenced by a number of different constituents, including vendors, former employees, regulatory agencies, and stockholders. The following is a discussion of the more significant legal matters involving the Company.

The Company was a defendant in a lawsuit filed in The United States District Court for the Southern District of New York (Court) by a former employee. On June 22, 2007, the case was dismissed pursuant to a settlement agreement between the parties under which Eckenberger, as plaintiff, released all claims against the Company. Settlement costs in excess of previous accruals are included in other expenses for nine months ended September 30, 2007.

11.	Subsequent event:

On November 12, 2007 the Company’s Board of Directors agreed to retain the Chairman, the President and the CFO for specified terms providing cash and equity compensation for their services. The aggregate annual cash compensation will approximate $500,000 and the aggregate equity compensation is equal to 250,000 options to purchase the Company’s stock at the current market price on the date of grant.

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

During 2006 the Company ceased operating its investment advisory business. At September 30, 2007, it has no operating business and no assets under management. The Company’s principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act Reporting Company and a small revenue stream consisting of interest and fee sharing payments from departed portfolio managers. This revenue stream will be insufficient to cover operating expenses.

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

In May 2007, a class action lawsuit was commenced in the United States District Court of the Southern District of New York, on behalf of certain persons who purchased or otherwise acquired publicly traded securities of the Company. The lawsuit was filed against the Company and two former executives of the Company, Glenn A. Aigen and John A. Levin (“Defendants”). The complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. A notice of voluntary dismissal by plaintiff was filed with the court on October 5, 2007.

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

Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006

Revenues

Total revenues for the third quarter of 2007 were $0.7 million, reflecting a decrease of 66.8% from $2.2 million in revenues in the same period in 2006. This decrease is attributable to the closing of the Company’s business.

The revenues for the three months ended September 30, 2007 are a result of interest earned on treasury bills and money market funds and trailer fees from departed portfolio managers.

Expenses

Total expenses for the third quarter of 2007 were approximately $1.3 million, reflecting a decrease of 92.9% from $18.6 million in expenses in the same period in 2006.

Employee compensation and benefit expense (including grants of equity awards) was higher in the third quarter of 2007 as compared to the same period of 2006 as a result of the substantial restricted stock forfeitures in the 2006 period.

Occupancy and equipment rental was $0.1 million in the third quarter of 2007, reflecting a 91.5% decrease from $1.3 million in the same period in 2006, primarily as the result of subleasing of excess office space.

The three months of 2006 restructuring costs included amortization of goodwill, severances and lease write off costs.

Other operating expenses were $0.73 million in the third quarter of 2007, reflecting a 59.6% decrease from $1.8 million in the same period in 2006 due primarily to reduced business operational costs.

Operating Loss

Operating loss for the third quarter of 2007 was $0.6 million, as compared to operating loss of $16.4 million in the same period in 2006.

Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 2006

Revenues

Total revenues for the first nine months of 2007 were $2.5 million, reflecting a decrease of 89.4% from $23.2 million in revenues in the same period in 2006. This decrease is attributable to the closing of the Company’s business. During the 2007, there were no assets under management. The revenues for the nine months ended June 2007 are a result of interest earned on treasury bills and money market funds and trailer fees from departed portfolio managers, in addition to the collection of some previously unbilled aged advisory fees.

Expenses

Total expenses for the first nine months of 2007 were $7.8 million, reflecting a decrease of 87.6% from $62.8 million in expenses in the same period in 2006.

Employee compensation and benefit expense (including grants of equity awards) was $1.2 million in the first nine months of 2007, reflecting a decrease of 94.8% from $22.7 million in the first nine months of 2006. These results primarily reflect the reduction of personnel relating to the loss of the business.

Occupancy and equipment rental was $0.65 million in the first nine months of 2007, reflecting a 85.3% decrease from $4.4 million in the same period in 2006, primarily as the result of subleasing of excess office space.

Restructuring expenses of $1.1 million included primarily severance costs and losses incurred to settle long term office space and a long term telecommunication leases.

Other operating expenses were $4.2 million in the first nine months of 2007, reflecting a 37.2% decrease from $6.7 million in the same period in 2006. Despite severely reduced business operational costs legal fees were high due to the employee litigation and the amortization of insurance premiums which increased during 2007.

Operating Loss

Operating loss for the first nine months of 2007 was $5.3 million, as compared to operating loss of $39.7 million in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

BKF’s current assets as of September 30, 2007 consist primarily of cash, short-term investments and receivables.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities will not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At September 30, 2007, BKF had cash, cash equivalents and U.S. Treasury bills of $24.4 million, compared to $31.1 million at December 31, 2006. This decrease in cash and cash equivalents reflects the loss of the operating activities as described above, litigation and other settlements and the Directors and Officers Liability Insurance creating the resulting funding shortfall. Since approximately 50% of over revenue is derived from interest income the operating short fall may worsen as rates decline.

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

The Company was sued in a putative class action securities fraud case during the second quarter. Also named as defendants are John A. Levin and Glenn Aigen, former senior executives of the Company. A notice of voluntary dismissal by plaintiff was filed with the court on October 5, 2007.

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

On November 12, 2007, the Board of Directors and Compensation Committee unanimously approved the terms of employment agreements for each of Marvin Olshan, Chairman of the Board, and Harvey Bazaar, Chief Executive Officer and President. The terms of each of Messrs. Olshan’s and Bazaar’s employment agreement provide for an initial term of two years, terminable earlier after one year upon 90 days written notice by either party, at a base annual salary of $150,000. The employment agreements also provide that upon consummation of a material acquisition or other strategic transaction by the company, each of Messrs. Olshan and Bazaar would be eligible for a bonus in an amount in accordance with parameters to be reasonably determined by the compensation committee of the company. These employment agreements will become effective as of January 1, 2008. In connection with such employment, each of Messrs. Olshan and Bazaar were granted options to purchase an aggregate of 100,000 shares of the company’s common stock. The options will be evidenced by a stock option agreement in form satisfactory to the Compensation Committee. The options are immediately vested and exercisable and remain exercisable through the tenth anniversary of the date of grant. The exercise price per share of the options is $2.25, which is equal to the last sale price of a share of the company’s common stock as of the close of trading on November 12, 2007, the date of grant. In addition, the vesting of existing options held by each of Messrs. Olshan and Bazaar to purchase 100,000 shares of the company was immediately accelerated and such previously granted option are exercisable for the same ten year as the new options granted to each of them.

On November 12, 2007, the Board of Directors and Compensation Committee unanimously approved the terms of an employment agreement for J. Clarke Gray, Chief Financial Officer. The terms of Mr. Gray’s employment agreement provide for an initial term of six months, terminable earlier upon 60 days notice by either party, at a monthly salary of $20,000. The employment agreement also provides that upon consummation of a material acquisition or other strategic transaction by the company, Mr. Gray would be eligible for a bonus in an amount in accordance with parameters to be reasonably determined by the compensation committee of the company. This employment agreement is effective as of October 1, 2007. In connection with such employment, Mr. Gray was granted options to purchase an aggregate of 50,000 shares of the company’s common stock. The options will be evidenced by a stock option agreement in form satisfactory to the compensation committee. The options are immediately vested and exercisable and remain exercisable through the tenth anniversary of the date of grant. The exercise price per share of the options is $2.25, which is equal to the last sale price of a share of the company’s common stock as of the close of trading on November 12, 2007, the date of grant.

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

Item 6.	Exhibits

10.1	Employment Agreement dated as of November 12, 2007 between BKF Capital Group and Marvin Olshan.
10.2	Employment Agreement dated as of November 12, 2007 between BKF Capital Group and Harvey J. Bazaar.
10.3	Employment Agreement dated as of November 12, 2007 between BKF Capital Group and J. Clarke Gray.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BKF Capital Group, Inc.

By:	/s/ Harvey J. Bazaar
Harvey J. Bazaar
Chief Executive Officer
and President

By:	/s/ J. Clarke Gray
J. Clarke Gray
Senior Vice President and
Chief Financial Officer

Date: November 12, 2007