Form 10-K
period 2007-12-31
BKF CAPITAL GROUP INC
filed 2008-03-13
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑  Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $15,666,687 (based on the closing sale price of $2.31 on June 30, 2007). For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

At February 1, 2008, 7,976,216 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of the definitive Proxy Statement (the “Proxy Statement”) of the registrant for its 2007 Annual Meeting of Stockholders to be held on a date to be determined, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2007.

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

Summary Background

In the third quarter of 2005, the Company began suffering a substantial loss of assets under management due to the departure of key personnel and uncertainty surrounding the future of the business. The deterioration in assets continued during 2006 and by September 30, 2006 the Company had no operating business. During the last quarter of 2006 and into 2007 the Company evaluated a series of business transactions none of which were completed. The Company’s efforts were derailed by a class action suit filed in the second quarter of 2007. The suit was withdrawn in the fourth quarter of 2007 and the Company is again evaluating opportunities.

The Company has no operating business and no assets under management at December 31, 2007. The Company’s principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act Reporting Company and a small revenue stream consisting of interest and fee sharing payments from departed portfolio managers. This revenue stream is insufficient to cover operating expenses.

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

BKF Capital was incorporated in Delaware in 1954.  Its executive offices are located at One Rockefeller Plaza, New York, New York 10020. Its telephone number is (212) 332-8400.

Services

At December 31, 2007 the Company is not offering any advisory services. It withdrew its investment advisory registration as of December 19, 2006.

BKF GP, continues to act as the managing general partner of several private investment partnerships which are in the process of being dissolved.

LEVCO Securities which cleared through Bear Stearns Securities Corp. (“Bear Stearns”) on a fully disclosed basis withdrew its Broker/Dealer license as of November 30, 2006 and ceased to service customer accounts at that time.

Employees

As of December 31, 2007, BKF and its subsidiaries employed the services of two directors to act as Chairman and CFO in addition to the continuing part time CFO and one part time employees.

Regulation

BKF’s business continues to be subject to various federal and state laws and regulations. BKF’s registration with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended was withdrawn on December 19, 2006. BKF Asset Management had also been registered with the Commodity Futures Trading Commission as a commodity trading advisor and a commodity pool operator, and BKF GP had been registered with that agency as a commodity pool operator. Those registrations have been withdrawn, Levco Securities broker dealer registration was formally withdrawn on November 30, 2006. BKF’s and BKF GP’s members in the National Futures Association has also been withdrawn. As a public company, BKF is subject to provisions of the Securities Exchange Act of 1934, as amended.

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

BKF’s offices are located at One Rockefeller Plaza, New York, New York. Prior to 2006 the Company ultilized the 56,000 square feet of office space it leased. During 2006 49,000 of the 56,000 square feet originally leased at One Rockefeller Plaza were either subleased or surrendered back to the landlord. The Company maintains its offices in the remaining 7,000 square feet under a lease which the Company was unable to dispose of expiring

November 30, 2008. BKF previously maintained a business continuity facility in Stamford, Connecticut. This facility was governed by a lease which would have expired September 30, 2011 but was surrendered back to the landlord in the second quarter of 2007.

Item 3.	Legal Procedures

There are no material lawsuits currently pending against the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of BKF Capital’s security holders during the of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

BKF Capital’s common stock trades over the counter under the symbol BKFG. Prior to August 29, 2006, the primary trading market for the Company’s common stock was the New York Stock Exchange. At the close of business on February 1, 2008, there were 455 holders of record of BKF Capital’s common stock.

The following table sets forth for the periods indicated (i) the high and low reported sale prices per share for the common stock as reported on the NYSE through the second quarter of 2006, (ii) the range of high and low bid information quoted on the Pink Sheets for the third and fourth quarter of 2006 and all of 2007 and (iii) cash dividends per share of common stock declared during the period. Market quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Stock Price Ranges/
	Bid Information
	High	Low

2007

First quarter	$3.43	$3.02
Second quarter	$3.25	$2.26
Third quarter	$2.75	$2.25
Fourth quarter	$2.37	$2.06

2006
First quarter	$19.01	$12.55
Second quarter	$10.94	$5.96
Third quarter	$6.20	$3.90
Fourth quarter	$4.10	$3.30

BKF Capital declared no cash dividends in 2007 or 2006. The declaration and payment of dividends by BKF Capital is at the discretion of BKF Capital’s Board of Directors. BKF Capital is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF Capital. BKF Capital has discontinued its policy of paying quarterly cash dividends and does not expect to pay dividends in the foreseeable future.

The following table provides information about purchases by BKF Capital of equity securities that are registered by BKF Capital pursuant to Section 12 of the Exchange Act during 2007.

The purchases described below relate to the withholding of shares from employees in order to satisfy statutory withholding requirements in connection with the delivery of (i) vested shares of restricted stock and (ii) the common stock underlying Restricted Stock Units.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
			Purchased as Part	of Shares (or Units) That
	Total Number of		of Publicly	May Yet Be Purchased
	Shares (or Units)	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	Or Programs	Program

1/1/07 - 12/31/07	8,406	$3.35	Not Applicable	Not Applicable

Total	8,406	$3.35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary Background

In the third quarter of 2005, the Company began suffering a substantial loss of assets under management due to the departure of key personnel and uncertainty surrounding the future of the business. The deterioration in assets continued during 2006 and by September 30, 2006 the Company had no operating business. During the last quarter of 2006 and into 2007 the Company evaluated a series of business transactions none of which were completed. The Company’s efforts were derailed by a class action suit filed in the second quarter of 2007. The suit was withdrawn in the fourth quarter of 2007 and the Company is again evaluating opportunities. In the intervening period the Company has continued to reduce expenses and unwind long term commitments and expects that net losses, if any, going forward will be small.

The Company has no operating business and no assets under management at December 31, 2007. The Company’s principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act Reporting Company and a small revenue stream consisting of interest and fee sharing payments from departed portfolio managers. This revenue stream will be insufficient to cover operating costs on a cash basis.

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

Recent History

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

During the third quarter of 2005, the Company negotiated with various portfolio managers to enter into long-term compensation arrangements. The Company announced on October 18, 2005 that it was not successful in these negotiations. As a result, managers resigned and the Company liquidated their portfolios which represented 41.4% of the Company’s revenues (during 2005).

The Company then entered into compensation arrangements for 2006 with the senior portfolio managers of its two remaining major alternative investment strategies, the actively traded long-short equity and small-mid cap long-short equity strategies, and with Philip Friedman, the Company’s CIO, and the senior portfolio manager of the Company’s long-only equity business. These arrangements contemplated superseding longer-term economic arrangements would be reached in the first quarter of 2006 and provided that the teams in these strategies would receive 25% of their 2006 bonus pool on April 15, 2006 for members of the team still in the employ of the company at March 31, 2006 if no such arrangements were reached. Thereafter, the members of the team would be eligible to receive the balance of 75% of their annual bonus if they were terminated by the company prior to December 31, 2006 or if they were still in the employ of the Company at that date.

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

During the latter half of 2006 the Company sought to execute its revised strategy to either revive the business or achieve a business combination. When the probability of quickly achieving such a combination was substantially lessened the Company’s CEO, John Siciliano and CFO, J. Clarke Gray offered their resignations to the board of directors to reduce ongoing expenses. Mr. Siciliano’s resignation became effective January 2, 2007 and Mr. Gray’s was to become effective June 30, 2007 however he continues in that role. Two existing board members Mr. Marvin Olshan and Mr. Harvey J. Bazaar agreed to assume the roles of Chairman and CEO, respectively.

The Company plans to continue to pursue all opportunities and intends to exhaust all possibilities before finally deciding to liquidate.

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

Results of Operations

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006

Revenues

Total revenues for 2007 were $3.6 million, reflecting a decrease of 85.3% from $24.5 million in revenues in 2006. These revenue declines were a direct result of the loss of business described above. The Company no longer has any revenue streams except interest on its cash and trailer fees from departed portfolio management.

Expenses

Total expenses for 2007 were $9.3 million, reflecting a 87% decrease from $71.4 million in 2006. The decrease is a direct result of the loss of the business and reduction of expenses and long term commitments.

Staffing costs continue to decline as the Company no longer has any full time employees.

Occupancy and equipment rental decreased 82% to $829,000 in 2007 from $4.6 million in 2006 due to subleasing of office space during 2006 and surrendering space back to the landlords in 2006 and 2007.

Other operating expenses of BKF Capital for 2007 were $4.7 million, reflecting an decrease of 44% from $8.4 million in 2006. Included in the $4.7 million for 2007 were $2.2 million of professional fees, $1.6 million of insurance costs primarily related to directors and officers liability coverage, and a number of other expenses such as telecommunications, printing, office supplies, settlements. This decrease is primarily due to the substantially reduced level of business activity.

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

Other operating expenses of BKF Capital for 2006 were $8.4 million, reflecting an decrease of 44.7% from $15.2 million in 2005. This decrease is primarily due to the substantially reduced level of business activity.

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

Liquidity and Capital Resources

BKF’s current assets as of December 31, 2007 consist primarily of cash, short-term investments and receivables. While BKF has historically met its cash and liquidity needs through cash generated by operating activities, because of the significant decrease in revenues as the result of terminations and withdrawals, cash flow from operating activities has not been sufficient to fund operations during 2007. BKF will use its existing working capital for such purposes.

At December 31, 2007, BKF Capital had cash and cash equivalents and U.S. Treasury bills of $24.1 million, as compared to $31.1 million at December 31, 2006. BKF Capital had receivables of $405,000 at December 31, 2007, as compared to $4.0 million at December 31, 2006. This decrease in cash and cash equivalents and receivables primarily reflects the overall reduction in the business as described above. The increase in prepaid expenses and other assets to $2.8 million at December 31, 2007 from $1.7 million at December 31, 2006, primarily reflects the payment made in 2007 for a multi-year Directors & Officers liability insurance policy.

The decrease in fixed assets to $28,000 at December 31, 2007 from $88,000 at December 31, 2006 primarily reflects the depreciation of assets.

Accrued expenses were $1.1 million at December 31, 2007, as compared to $1.4 million at December 31, 2006. This decrease is primarily attributable to reduced business activity and related expenses.

Off Balance Sheet Risk

BKF GP served as the managing general partner for several affiliated investment partnerships which traded primarily in equity securities. As of December 31, 2007 and 2006 virtually all of these partnerships’ investments have been fully liquidated and the proceeds distributed. There is no General Partner or limited partners’ capital remaining in these partnership unless certain illiquid portfolio positions eventually realize a value. BKF GP has not guaranteed any of the affiliated investment partnerships’ obligations, nor does it have any contractual commitments associated with them.

Item 8.	Financial Statements and Supplemental Data

The independent auditor’s reports and financial statements listed in the accompanying index are included in Item 15 of this Annual Report on Form 10-K. See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no unresolved disagreements with the Company’s accountants, Holtz Rubenstein Reminick on Accounting or Financial Disclosure matters.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatments. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part III

Item 10, 11, 12, 13 and 14

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 29, 2008 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A which will contain such information.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

The following financial statements of BKF Capital Group, Inc. and Subsidiaries are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

(3) Exhibits

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference Exhibit 3.1 to Registrant’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 June 30, 2001 and the December 31, 2005 10K.
3.2	—	Amended and Restated Bylaws of Registrant dated March 5, 2008*
4.1	—	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2000).
10.1	—	Amendment to Lease dated October 10, 2003 between Rockefeller Center Properties and John A. Levin, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2003).
10.2	—	Lease dated December 20, 1993 between Rockefeller Center Properties and John A. Levin & Co., Inc., as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2000, Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, and Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001).
10.4	—	Registrant’s 1998 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.6	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2001).
10.8	—	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005).
10.14	—	Transition/Separation Agreement between BKF and John A. Levin dated as of August 23, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated August 24, 2005).
10.15	—	First Amendment to Transition/Separation Agreement between BKF and John A. Levin dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 8-K dated December 28, 2005).

Exhibit
Number		Description

10.24	—	Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10.25	—	First Amendment to the Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period September 30, 2006).
10.26	—	Partial Surrender Agreement and Amendment between BKF and RCPI Landmark Properties, LLC dated November 22, 2006 (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10k for the period ended December 31, 2006).
10.27	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 18, 2006).
10.28	—	Separation Agreement between BKF and John C. Siciliano dated October 31, 2006 (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10k for the period ended December 31, 2006).
10.29	—	Separation Agreement between BKF and J. Clarke Gray dated October 31, 2006 (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10k for the period ended December 31, 2006).
10.30	—	Employment agreement with Marvin Olshan dated November 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q for the period ended September 30, 2007).
10.31	—	Employment agreement with Harvey J. Bazaar dated November 12, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q for the period ended September 30, 2007).
10.32	—	Employment agreement with J. Clarke Gray dated November 12, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q for the period ended September 30, 2007).
10.33	—	Employment agreement with J. Clarke Gray dated March 7, 2007*
14.1	—	Registrant’s Code of Ethics revised as of December 31, 2007*
21.1	—	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2000).
23.1	—	Consent of Grant Thornton LLP*
23.3	—	Consent of Holtz Rubenstein Reminick LLP*
24.1	—	Powers of Attorney (included on the Signature Pages hereto).*
31.1	—	Section 302 Certification of Chief Executive Officer*
31.2	—	Section 302 Certification of Chief Financial Officer*
32.1	—	Section 906 Certification of Chief Executive Officer*
32.2	—	Section 906 Certification of Chief Financial Officer*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BKF Capital Group, Inc.

By:	/s/ J. Clarke Gray
J. Clarke Gray
Senior Vice President
and Chief Financial Officer

Date: March 1, 2008

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

Signature	Title	Date

/s/ MARVIN OLSHAN Marvin Olshan	Director, Chairman of the Board	March 7, 2008

/s/ HARVEY J. BAZAAR Harvey J. Bazaar	Director, Chief Executive Officer	March 7, 2008

/s/ J. CLARKE GRAY J. Clarke Gray	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2008

/s/ RONALD LABOW Ronald Labow	Director	March 7, 2008

/s/ DAVID S. SCHECHTER David S. Schechter	Director	March 7, 2008

/s/ KURT N. SCHACHT Kurt N. Schacht	Director	March 7, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number

Report of Independent Registered Public Accounting Firm — Holtz Rubenstein Reminick LLP	F-2
Reports of Independent Registered Public Accounting Firm — Grant Thornton LLP	F-3
Consolidated Statements of Financial Condition at December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-6
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006	F-7
Notes to Consolidated Financial Statements	F-8
EX-3.2: AMENDED AND RESTATED BY-LAWS
EX-10.33: EMPLOYMENT AGREEMENT-GRAY
EX-14.1: CODE OF ETHICS
EX-23.1: CONSENT OF GRANT THORNTON LLP
EX-23.3: CONSENT OF HOLTZ RUBENSTEIN REMINICK LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BKF Capital Group, Inc.

We have audited the accompanying consolidated statements of financial condition of BKF Capital Group, Inc. and subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations, changes in stockholders’ equity and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company’s will continue as a going concern. The Company experienced a total loss of assets under management and as a result the Company has had a significant decline in revenues in 2007 and no longer has an operating business. The Company continues to evaluate strategic alternatives: either commence a new business or liquidate. Historically, the Company has funded its cash and liquidity needs through cash generated from operations; however, in light of the above, the Company expects that cash generated from current operations will not be sufficient to fund operations and that the Company will use its existing working capital to fund operations. These factors, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  HOLTZ RUBENSTEIN REMINICK LLP

New York, New York
March 6, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BKF Capital Group, Inc.

We have audited the accompanying consolidated statements of financial condition of BKF Capital Group, Inc. and subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations, changes in stockholders’ equity and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company’s ability to continue as a going concern. During 2006, the Company experienced a total loss of assets under management and as a result the Company has had a significant decline in revenues in 2006 and no longer has an operating business. The Company continues to evaluate strategic alternatives: either commence a new business or liquidate. Historically, the Company has funded its cash and liquidity needs through cash generated from operations; however, in light of the above, the Company expects cash generated from current operations will not be sufficient to fund operations and that the Company will use its existing working capital to fund operations. These factors, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  GRANT THORNTON LLP

New York, New York
February 26, 2007

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31,	December 31,
	2007	2006

Assets
Cash and cash equivalents	$1,161	$3,689
U.S. Treasury bills	22,954	27,430
Investment advisory, incentive fees and other receivables	405	3,979
Prepaid expenses and other assets	2,814	1,698
Fixed assets (net of accumulated depreciation of $314 and $254, respectively)	28	88

Total assets	$27,362	$36,884

Liabilities and stockholders’ equity
Accrued expenses	$1,127	$1,444
Accrued commissions and profit sharing	—	640
Accrued restructuring expense	2,996	5,217
Accrued lease amendment expense	2,443	2,956

Total liabilities	6,566	10,257

Commitments and Contingencies
Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,973,216 and 7,976,341 shares, respectively	$7,973	$7,976
Additional paid-in capital	76,243	75,883
Accumulated deficit	(63,420)	(57,184)
Unearned compensation — restricted stock and restricted stock units	—	(48)

Total stockholders’ equity	20,796	26,627

Total liabilities and stockholders’ equity	$27,362	$36,884

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006

Revenues:
Investment advisory fees	$—	$9,248
Incentive fees and allocations	—	10,078
Commission income (net) and other	1,471	1,588
Net realized and unrealized gain on investments	568	1,410
Interest income	1,562	1,705
From consolidated affiliated partnerships:
Net realized and unrealized gain on investments	—	192
Interest and dividend income	—	297

Total revenues	3,601	24,518

Expenses:
Employee compensation and benefits (including equity grants (redemption) of $405 and ($689) respectively)	1,777	24,142
Occupancy and equipment rental	829	4,574
Other operating expenses	4,664	8,441
Amortization of intangibles	—	1,107
Interest expense	711	303
Other operating expenses from consolidated affiliated partnerships	—	58
Restructuring expenses	1,294	32,778

Total expenses	9,275	71,403

Operating (loss)	(5,674)	(46,885)
Minority interest in consolidated affiliated partnerships	—	(131)

(Loss) before taxes	(5,674)	(47,016)

Income tax expense	—	—

Net (loss)	$(5,674)	$(47,016)

(Loss) per share:
Basic and diluted	$(0.71)	$(5.71)

Weighted average shares outstanding basic and diluted	7,974,766	8,233,175

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Year Ended December 31,
	2007	2006

Cash flows from operating activities:
Net (loss)	$(5,674)	$(47,016)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation and amortization	60	2,361
Losses resulting from restructuring expenses	—	18,462
Expense for vesting of restricted stock, stock units and stock options	405	(675)
Decrease in U.S. treasury bills	4,476	14,954
Decrease in investment advisory and incentive fees receivable	3,574	17,826
(Increase) Decrease in prepaid expenses and other assets	(1,116)	675
Decrease in investments in affiliated investment partnerships	—	7,696
Decrease in investments in securities	—	7,685
(Decrease) in accrued expenses	(879)	(4,194)
(Decrease) in accrued commissions and profit sharing	(640)	(42,380)
(Decrease) Increase in accrued restructuring expenses	(2,221)	5,217
(Decrease) in accrued lease amendment expense	(513)	(464)
Changes in operating assets and liabilities from consolidated affiliated partnerships:
Minority interest in income	—	131
Increase in due from broker	—	16,783
Increase in securities	—	14,578
(Decrease) in securities sold short	—	(7,084)

Net cash (used in) provided by operating activities	(2,528)	4,555

Cash flows from investing activities:
Fixed asset additions	—	(225)

Net cash (used in) investing activities	—	(225)

Cash flows from financing activities:
Issuance of common stock	—	(1,274)
Consolidated affiliated partnerships:
(Decrease) in partner contributions received in advance	—	(506)
Partner subscriptions	—	1,100
Partner redemptions	—	(14,393)

Net cash (used in) financing activities	—	(15,073)

Net (decrease) in cash and cash equivalents	(2,528)	(10,743)
Cash and cash equivalents at the beginning of the year	3,689	14,432

Cash and cash equivalents at the end of the year	$1,161	$3,689

Supplemental disclosure of cash flow information:
Cash paid for interest	$127	$15

Cash paid for taxes	$731	$155

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006
(Amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

Balance at January 1, 2006	$8,180	$88,887	$(10,168)	$(11,306)	$75,593
Grants of restricted stock units and restricted stock — net of forfeitures(1)	(277)	(9,309)		10,856	1,270
Issuance of common stock	73	(4,499)		402	(4,024)
Grants of stock options	—	804		—	804
Net (loss)	—	—	(47,016)	—	(47,016)

Balance at December 31, 2006	$7,976	$75,883	$(57,184)	$(48)	$26,627
Cumulative effect of applying the provisions of FIN 48			(562)		(562)
Forfeitures of restricted stock	(3)	(40)	—	48	5
Grants of stock options	—	400	—	—	400
Net (loss)	—	—	(5,674)	—	(5,674)

Balance at December 31, 2007	$7,973	$76,243	$(63,420)	$—	$20,796

(1)	includes grants of $162 and forfeitures of $(439).

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

The consolidated financial statements of BKF include its wholly-owned subsidiaries BKF Asset Management, Inc., (“BAM”), BAM’s two wholly-owned subsidiaries, BKF GP Inc. (“BKF GP”) and LEVCO Securities, Inc. (“LEVCO Securities”). There were no affiliated partnerships in the December 31, 2007 or 2006 Consolidated Financial Statements.

BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. Prior to that time provided investment advisory services to its clients which included U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. BAM also participated in broker consulting programs (Wrap Accounts) with several nationally recognized financial institutions. BAM had no operations during 2007. LEVCO Securities was registered with the SEC as a broker- dealer and is a member of the National Association of Securities Dealers, Inc.; it withdrew its registration on November 30, 2006. BKF GP acts as the managing general partner of several affiliated investment partnerships which are in the process of being finally liquidated and dissolved, and Futures Trading Commission as a commodity pool operator.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company experienced a total loss of assets under management and as a result, the Company has had a significant decline in revenues and no longer has an operating business. The Company continues to evaluate strategic alternatives: either commence a new business or liquidate. Historically, the Company has funded its cash and liquidity needs through case generated from operations. Accordingly the cash projected to be generated from operations will not be sufficient to fund operations and the Company will need to use its existing working capital to fund operations. As a result there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not reflect any adjustment for the outcome of this uncertainty.

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

Revenue Recognition

Generally, investment advisory fees were billed quarterly, in arrears, based upon a percentage of the market value of each account at the end of the quarter. Wrap account fees were billed quarterly based upon a percentage of the market value of each account as of the previous quarter end. Incentive fees, general partner incentive allocations earned from affiliated investment partnerships, and incentive fees from other accounts were accrued on a quarterly basis and billed quarterly or at the end of their respective contract year, as applicable. Such accruals may have been reversed as a result of subsequent investment performance prior to the conclusion of the applicable contract year.

Commissions earned on securities transactions executed by LEVCO Securities and related expenses were recorded on a trade-date basis net of any sales credits.

Commissions earned on distribution of an unaffiliated investment advisor’s funds were recorded once a written commitment is obtained from the investor.

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

Investments in Affiliated Investment Partnerships

BKF GP served as the managing general partner for several affiliated investment partnerships (“AIP”), which primarily engaged in the trading of publicly traded equity securities, and in the case of one partnership, distressed corporate debt. Currently all AIP activities have been terminated and BKF GP is in the process of dissolving those partnerships. There are no material assets and liabilities for results of operations of the AIP are not included in the Company’s consolidated statements of financial condition for the periods ending December 31, 2007 or 2006.

Income Taxes

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48) as of January 1, 2007. As a result the Company recognized an increase to beginning accumulated deficit and an increase to the liability for taxes and interest of approximately $562,000. The liability is a result of exposure to state income reallocation exposure for years still subject to audit and based on the results of a recent audit of previous years.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a valuation reserve of approximately $22.9 and $20.4 million against its net deferred tax asset as of December 31, 2007 and December 31, 2006, respectively. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

The tax receivable of approximately $1.2 million as of December 31, 2007, represents cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid and is included in other assets.

Long-Lived Assets

Long-lived assets were accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recognized on long-lived assets used in operations when an indication of an impairment exists. If the expected future undiscounted cash flows are less than the carrying amount of the assets, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

The Company recorded a charge of approximately $1.1 million in 2006 representing the difference between the fair value as determined by Income approach and the carrying value of the group of assets. Such amounts are reflected in amortization expense in the 2006 Consolidated Statements of Operations.

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

During 2006 BKF abandoned certain furniture and equipment as a result of its subleasing and downsizing activities. As a result approximately $3.7 million was reflected as part of restructuring expenses in the Consolidated Statement of Operations There were no such abandonments in 2007.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The cost in excess of net assets of BKF acquired by the Company in June 1996 was reflected as goodwill, investment advisory contracts, and employment contracts in the Consolidated Statements of Financial Condition. Through December 31, 2001, goodwill was amortized straight line over 15 years. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or when indicators of potential impairment exist. Other intangible assets with finite lives are amortized over their useful lives. During 2006 Goodwill of $14.8 million was fully written off and is included in restructuring expenses in the 2006 Consolidated Statement of Operations.

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

The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except share and per share data):

	Year Ended December 31,
	2007	2006

Net (loss)	$(5,674)	$(47,016)
Basic weighted-average shares outstanding	7,974,766	8,233,175

Diluted weighted-average shares outstanding	7,974,766	8,233,175

Basic and diluted (loss) per share:
Net (loss)	$(0.71)	$(5.71)

In calculating diluted (loss) per share for the years ended December 31, 2007 and 2006, 450,000, and 300,000, common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

Fair Values of Financial Instruments

The fair values of the Company’s assets and liabilities except for fixed assets and investment advisory contracts, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate the carrying amounts presented in the Consolidated Statements of Financial Condition.

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

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from the public trading price of BKF stock. The Company used a 5 year option life as the expected term for the options granted in 2007. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for non-qualified stock options consistent with the requirements of SFAS No. 123R for the years ended December 31, 2007 and 2006.

	2007	2006

Expected dividend yield	0.00%	0.00%
Expected volatility	33.36%	38.20%
Risk-free interest	3.84%	4.51%
Expected term	5 years	10 years
Fair value	$0.81	$10.86

Recent Accounting Developments

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires disclosure regarding fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The adoption of SFAS 157 will have no material effect on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 in the first quarter of 2007. The impact of the adoption of FIN 48 resulted in an increase to beginning accumulated deficit and an increase to liabilities for taxes and interest of approximately $562,000. See Note 11 to the Consolidated Financial Statements for further information.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) may have an effect on the Company’s financial statements.

SFAS 160.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 is for annual periods beginnning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption on our Consolidated Financial Statements.

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

3.	Fixed Assets

Fixed assets consist of the following (dollar amounts in thousands):

	Estimated
	Useful	December 31,
	Life — in Years	2007	2006

Furniture and fixtures	5-7	$28	$28
Computer hardware, software and other	3-5	314	314

		342	342
Less accumulated depreciation and amortization		314	254

Fixed assets, net		$28	$88

Depreciation expense was approximately $60,000 and $1.3 million for the years ended December 31, 2007 and 2006, respectively. The remaining fixed assets represent the original cost of fine art for which no depreciation will be recognized.

During 2006 as a result of the abandonment of certain fixed assets $3.7 million of expenses is included in restructing costs in the Consolidated Statement of Operations for the year ended December 31, 2006.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” BKF historically performed an annual impairment review to determine if the value of the intangible assets had been impaired. The Company used the market method to measure the amount of goodwill impairment. The Company utilized the public market price of its stock to determine if there has been an impairment of its intangible assets. During 2006 the Company determined that goodwill which it carried as $14.8 million since January 1, 2002 had become fully impaired because of the substantial losses the business incurred as a result of the loss of assets under management due to the loss of key personnel. The method indicated that the goodwill of $14.8 million had become fully impaired and as a result the Company recorded a charge of $14.8 million to fully amortize the balance during 2006. Such amount was reflected in restructuring losses in the 2006 Consolidated Statement of Operations.

5.	Significant Customers

The Company had no significant customers during 2007. For the year ended December 31, 2006 the Company recorded revenue from one of its broker consults (wrap fee) programs of approximately $3.1 million or 12.6%, of total revenues, respectively. In addition, the Company recorded revenue from two affiliated investment vehicles, one utilizing the event driven strategy of $179,000 or 0.7%, and one operating under a long-short strategy of $11.3 million or 46.1%, of total revenues for the year ended December 31, 2006. No such revenue was recorded in 2007.

6.	Related Party Transactions

Investments in Affiliated Investment Partnerships and Related Revenue

There was no material carrying value or income from the unconsolidated AIP included in the Company’s Consolidated Statement of Financial Condition or the Consolidated Statement of Operations in the 2007 or 2006.

During 2006 the Company earned investment advisory fees and incentive allocations/fees from unconsolidated affiliated domestic investment partnerships and affiliated offshore investment vehicles of approximately $7.2 million, which is included in the Consolidated Statements of Operation for that year.

Commission Revenues

Commission revenues earned on securities transactions reflected on the Consolidated Statements of Operations have been generated by transactions introduced to a clearing broker by LEVCO Securities during 2006 which acted as a broker for certain investment advisory accounts of the Company. Commission revenues have been presented net of the related clearing expenses. Also included in commission revenues are the Company’s portion of fee sharing arrangements from departed portfolio managers for 2007, and 2006.

7.	Lease Commitment

During 2007 the Company surrendered 4,822 square feet of disaster recovery space back to the landlord and was released from all future obligations in exchange for a $262,000 payment which is included in restructuring expenses.

During 2006 the Company sublet approximately 33,000 square feet of excess office space. Those subleases were executed at a rate which was below the rate of the existing primary lease obligation. As a result the Company recorded lease reserves of $4.8 million. In addition, the Company surrended 18,000 square feet and made a $2.3 million payment to the new tenant in exchange for a release from liability on that space. The Company has remaining office space obligations that require monthly payments plus escalations through September 2011. At

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, the minimum annual rental commitments under the operating lease and related sublease income are as follows (dollar amounts in thousands):

	Minimum
	Annual
	Rental	Sublease
	Payments	Income	Net
2008	$2,356	$(1,581)	$775
2009	2,325	(1,658)	667
2010	2,325	(1,658)	667
2011	1,674	(1,246)	428

Total minimum payments required	$8,680	$6,143	$2,537

Rent expense net of subrental income was $563,000 and $2.8 million, for the years ended December 31, 2007 and 2006, respectively. Subrental income was $1.2 million and $346,000 for the years ended December 31, 2007 and 2006, respectively.

8.	Employee Benefit Plans

BKF had adopted a Section 401(k) plan. All employees with three months or more of service were eligible to participate in the plan. During 2007 the Company terminated the plan by distributing the assets to the employees. As of December 31, 2007 the Company is awaiting a final determination letter from the IRS. There was no company matching contributions for 2007 or 2006.

9.	Stock-Based Compensation Plans

In December 1998, the shareholders of BKF approved an Incentive Compensation Plan (“Compensation Plan”), which was amended in May 2001 that allows the Company to pay officers and employees part of their compensation in restricted stock units (“RSU”), restricted stock and other forms of equity-based compensation, including stock options. At December 31, 2007, the awards authorized and available for future grants under the Compensation Plan were 2,600,000 and 681,636, respectively. All awards are issued at the discretion of BKF’s Compensation Committee.

A.	Restricted Stock Units

RSU activity for the year ended December 31, 2006 is summarized below. There was no 2007 activity.

RSU

Outstanding balance at:
January 1, 2006	183,411
Delivered	(183,411)
Forfeited	0

December 31, 2006	0

Employee compensation expense related to the RSU for the years ended December 31, 2006, was approximately ($1.1) million. See Note 10 — Non-Cash Transactions.

There will be no future compensation expense related to RSUs.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.	Restricted Stock

Restricted stock activity for the years ended December 31, 2007 and 2006 is as follows:

Restricted
Stock

Outstanding balance at:
January 1, 2006	378,167
Granted — Employees	145,000
Granted — Directors	4,592
Granted — Other	12,500
Delivered	(81,648)
Forfeited	(438,495)

December 31, 2006	20,116
Delivered	(16,991)
Forfeited	(3,125)

December 31, 2007	0

Employee compensation expenses related to restricted stock for the years ended December 31, 2007 and 2006 was approximately $48,000 and $(400,000).

In connection with the restricted stock granted to the directors, the Company recorded directors’ fees expense of approximately $0 and $13,000 for the years ended December 31, 2007 and 2006.

C.	Non-Qualified Stock Options

Stock option activity for the years ended December 31, 2007 and 2006 is summarized below:

	Shares
	Under	Weighted-Avg.
	Option	Exercise Price

Outstanding balance at:
January 1, 2006	273,396	$18.61
Granted	50,000	13.75
Forfeited	(23,396)	(15.01)

December 31, 2006	300,000	$18.08
Granted	450,000	2.74
Forfeited	(300,000)	(18.08)

December 31, 2007	450,000	$2.74

Stock options outstanding and exercisable at December 31, 2007 are as follows:

		Weighted-Avg.
Shares		Remaining
Under	Weighted-Avg.	Contractual
Option	Exercise Price	Life

250,000	$2.25	9.9
200,000	3.35	9.0

450,000	$2.74	9.5

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was $400,000 and $804,000 of compensation cost related to non-qualified stock options recognized in operating results (included in employee compensation and benefits expenses) for the years ended December 31, 2007 and 2006, respectively.

10.	Non-Cash Transactions

During 2006, the company granted 4,592 shares of restricted stock to non-employee directors of the Company with a value of $59,558 to reduce cash payments for Board of Directors fees. Of the restricted stock, 656 shares with a value of $8,508 were forfeited during the year.

During 2007 there was no restricted stock granted. There were 8,406 shares of common stock withheld for required withholdings in connection with the delivery of 18,750 shares of common stock previously granted.

11.	Income Taxes

The provision for income taxes consists of the following (dollar amounts in thousands):

Year Ended December 31,
	2007	2006

Current:
Federal	$—	$—
State and local	—	—

Total current	—	—

Deferred:
Federal	—	—
State and local	—	—

Total deferred	—	—

Total provision (benefit)	$—	$—

As of December 31, 2007 the Company has a net operating loss carryforward of approximately $50.3 million the utilization of which may be limited under IRS code section 382 due to changes in the ownership of the Company’s stock. Since it is not likely that deferred tax assets will be realized no current tax credit was recognized. Deferred tax assets arise from the future tax benefit on deferred and non-cash compensation, lease amendment loss, unrealized losses on investment, and depreciation. Deferred tax liabilities arise from deferred revenues, unrealized gains on investments, and state and local taxes.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

	Year Ended
	December 31,
	2007	2006

Deferred tax assets:
Compensation	541	$360
Lease reserve	2,447	3,199
Net operating loss carryforward	20,211	17,151

Gross deferred tax asset	23,199	$20,710

Deferred tax liabilities:
Deferred state income taxes	(275)	(319)

Gross deferred tax liabilities	(275)	(319)

Net deferred tax asset	22,924	20,391
Valuation reserve	(22,924)	(20,391)

	$—	$—

The Company has recorded a valuation allowance of approximately $22.9 million against its net deferred tax asset as of December 31, 2007. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

The Company’s provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate principally due to the valuation reserve.

A reconciliation of income tax expense (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

	Year Ended December 31,
	2007	2006

Expected income tax (benefit)	$(1,986)	$(16,456)
Increase in income tax resulting from:
State and local taxes, net	(547)	(4,321)
Non-deductible amortization	—	7,201
Valuation reserve	2,533	13,576

Income tax expense	$—	$—

12.	Restructuring Expenses

During 2006, the Company established a restructuring reserve to account for the termination costs associated with employee separation agreements, losses incurred in subleasing excess office space including the write-off of leaseholds and equipment related to those subleases and the write-off of the goodwill balance. A summary of the 2006 and 2007 restructuring expenses follows (dollar amounts in millions):

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Charged	Paid or	Remaining
	to Expense	Settled	Liability

Employee termination costs	$6.8	$5.7	$1.1
Lease and fixed asset costs	11.2	7.1	4.1
Goodwill impairment	14.8	14.8	—

Year ended December 31, 2006	$32.8	$27.6	$5.2

Employee termination costs	$.5	$1.6	$—
Lease and fixed asset costs	.4	1.5	3.0
Termination of long term equipment leases	.4	.4	—

Year ended December 31, 2007	$1.3	$3.5	$3.0

It is expected that no additional liabilities for restructuring expenses will be incurred.

13.	Commitments and Contingencies

The Company could be subject to a variety of claims, suits and proceedings that arise from time to time, including actions with respect to contracts, regulatory compliance and public disclosure. These actions may be commenced by a number of different constituents, including vendors, former employees, regulatory agencies, and stockholders. The following is a discussion of the more significant matters involving the Company.

The Company is a defendant in a lawsuit for claims for repaid services in the amount of approximately $600,000. The complaint was filed in the Supreme Court of New York and alleges unjust enrichment and is currently in the discovery stage. The Company has no specific reserve for this action.

The Company has agreed to reimburse Steel Partners II, L.P. for its reasonable expenses incurred in connection with last year’s proxy contest if certain conditions are met. Warren G. Lichtenstein, a former director of the Company, is the managing member of the general partner of Steel Partners II L.P., and the partnership owns 646,333 shares of the Company. The expense reimbursement will only be made if (i) the EBITDA of the Company is positive for each of four consecutive quarters commencing after March 31, 2006 and (ii) the cumulative EBITDA of the Company during such four-quarter period is equal to or greater than $1.2 million. EBITDA means net income before deducting interest, income taxes, depreciation and amortization; provided that there shall be excluded from the calculation of EBITDA any income or loss generated from consolidated affiliated partnerships or any extraordinary or non-recurring item that has the effect of increasing EBITDA. If these conditions are met, the expense reimbursement will be made within 15 days after the Company’s financial statements for the applicable quarterly periods are completed. The proxy contest expenses of Steel Partners II, L.P. are approximately $566,000. The Company has no specific reserve for this contingency.