Form 10-K/A
period 2007-12-31
BKF CAPITAL GROUP INC
filed 2008-04-15
CIK 9235

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

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as set forth in the pages attached hereto:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of April 15, 2008. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors. There were six meetings of the board of directors during 2007.

DIRECTORS

Name, Age, and Principal	Director	Other Business
Occupation During the Last Five Years	Since	Affiliation(s)

Harvey J. Bazaar — age 67 Retired; From 2001 to 2002, Chief Operating Officer of DML Global Services (a provider of fund accounting and related services to private investment funds); From 1997 to 2000, partner and Global and Americas Leader for the Capital Markets Group of PricewaterhouseCoopers LLP.	2006	Board of Directors of CPI Aerostructure, Inc. and Board of Trustees of Kent State University Foundation
Ronald LaBow — age 72 President of Stonehill Investment Corp. (an investment fund) since February 1990; From January 1991 to February 2004, Chairman of the Board of WHX Corporation (a holding company that invests in and/or acquires a diverse group of businesses).	2005	Director of WPN Corp. (a financial consulting company).
David Schechter — age 32
Director and Senior Investment Analyst for Icahn Capital LP, since September 2004. From January 2004 to August 2004, Mr. Schechter served as an investment analyst with Icahn Association Corp. and High River Limited Partnership, which are entities that are primarily engaged in the business of holding and investing in securities. Prior to January 2004, Mr. Schechter served as vice president of global special situations at Citigroup, a unit responsible for making proprietary investments in distressed situations.	2008 (Feb. 5)	Director of WestPoint International, WCI Communities Inc. and Federal Mogul Corporation.
Marvin L. Olshan — age 80 Retired; Founding partner of Olshan, Grundman, Frome, Rosenzweig & Wolosky LLP (a law firm); From 1991 to 2005, director of WHX Corporation.	2006
Kurt N. Schacht — age 54 Executive Director of the CFA Centre for Financial Market Integrity (organization that advocates efficient, ethical and transparent capital markets) since June 2004; From April 2001 to March 2004, Chief Operating Officer and General Counsel of Wyser-Pratte Asset Management (a hedge fund); From September 1999 to March 2001, Chief Operating Officer of Evergreen Asset Management (an asset management firm); From 1990 to October 1999, Chief Legal Officer of the State of Wisconsin Investment Board (a public pension fund.)	2005

OFFICERS

Name, Age, and Principal		Executive Officer
Occupation During the Last Five Years	Office	Since

Marvin L. Olshan — age 80 Retired; Founding partner of Olshan, Grundman, Frome, Rosenzweig & Wolosky LLP (a law firm); From 1991 to 2005, director of WHX Corporation.	Chairman	2007

Name, Age, and Principal		Executive Officer
Occupation During the Last Five Years	Office	Since

Harvey J. Bazaar — age 67 Retired; From 2001 to 2002, Chief Operating Officer of DML Global Services (a provider of fund accounting and related services to private investment funds); From 1997 to 2000, partner and Global and Americas Leader for the Capital Markets Group of PricewaterhouseCoopers LLP.	President and Chief Executive Officer	2007
J. Clarke Gray — age 56 Chief Financial Officer and Senior Vice President of the Company and BKF Asset Management, Inc. since January 2006; Also currently CFO of Grail Investment Corp. since December 2007. From March 2003 to January 2006, Chief Administrative Officer of ADP Clearing & Outsourcing Services, where he held various other positions since 1997.	Senior Vice President, Chief Financial Officer	2006

Corporate Governance

  Audit Committee

The current members of the audit committee are Harvey J. Bazaar, Marvin L. Olshan and Kurt N. Schacht. Mr. Schacht, was appointed to the Audit Committee on August 11, 2005. Mr. Olshan was appointed to the Audit Committee on February 16, 2006. Mr. Bazaar was appointed to the Audit Committee on January 10, 2006. There were six meetings of the audit committee during 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Each director and executive officer of the Company and each beneficial owner of 10% or more of the Company’s common stock is required to report his or her transactions in shares of the Company’s common stock to the SEC within a specified period following a transaction. Based on our review of filings with the SEC and written representations furnished to us during 2007, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following table sets forth the compensation for the years ended December 31, 2007 and December 31, 2006 received by the Company’s Chief Executive Officer and the two most highly compensated other officers serving at the end of fiscal year 2007 (the “Named Executive Officers”). Also includes the former CEO who was not serving as an executive officer on December 31, 2007.

SUMMARY COMPENSATION TABLE

						Shares
					Restricted	Granted
				Other Annual	Stock	Under	Options	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation(1)	Award($)	Option(2)	Value($)(3)	Compensation

Harvey J. Bazaar(7)	2007	149,423	0	0	0	200,000	226,535	0
Chief Executive Officer and President
J. Clarke Gray(6)	2007	137,500	62,500	0	0	50,000	40,621	643,329	(6)
Senior Vice President	2006	257,371	125,000	0	343,750 (8)	50,000	140,438	0
and Chief Financial Officer
Marvin Olshan(7)	2007	149,423	0	0	0	200,000	226,535
Chairman
Former
John C. Siciliano(4)	2007	7,307	0	0	0	0	0	1,250,000	(4)
Chairman, chief Executive Officer and President	2006	950,000	0	78,974 (5)	0	0	0	0

(1)	With respect to each of the Named Executive Officers and the Former Executive Officers, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus except as noted.

(2)	Represents the number of shares granted to the officer during the period regardless of vesting (as of December 31, 2007 all options granted in 2007 are fully vested, prior period options have been forfeited).

(3)	Represents the amount recognized for financial statement reporting purposes in accordance with FAS 123R.

(4)	Mr. Siciliano was appointed President and Chief Executive Officer of the Company and BKF Asset Management, Inc. effective September 28, 2005. His separation agreement became effective as of January 2, 2007. Under the terms of his employment and separation agreements he received one year’s annual salary of $950,000. Under his separation agreement he received $300,000 for consulting fees following his termination date.

(5)	Represents reimbursements in connection with relocation and other living expenses of Mr. Siciliano to New York City in 2006.

(6)	Mr. Gray was appointed CFO of the Company and BKF Asset Management Inc. effective January 25, 2006. His separation agreement became effective as of June 30, 2007. Under the terms of his employment and separation agreement, he received one year’s annual salary and minimum bonus totaling $400,000 through June 30, 2007 and has received $243,329 in consulting fees from July 1, 2007 to December 31, 2007. Mr. Gray and the Company have executed an agreement dated March 5, 2008 which will compensate him approximately $150,000 per annum to continue as the Company’s CFO.

(7)	Mr. Olshan and Mr. Bazaar were appointed Chairman and CEO, respectively, as of January 2, 2007 and signed term agreements with the Company as of November 12, 2007. Previous to 2007 their only compensation was director fees.

(8)	Represents the fair market value, as of the grant date, of 25,000 shares of restricted stock granted on January 25, 2006.

Outstanding Equity Awards at December 31, 2007

The table below sets forth the option grants outstanding as of December 31, 2007. All outstanding options were granted during 2007 and are all earned and exercisable, prior grants were forfeited. There are no other form of equity awards outstanding as of December 31, 2007.

	Option Awards
	Number of Securities		Option	Option
	Underlying Unexercised	Date of	Exercise	Expiration
Name	Options (#) Exercisable	Grant	Price ($)	Date

Harvey J. Bazaar	100,000	1/2/07	$3.35	11/12/17
	100,000	11/12/07	$2.25	11/12/17
Marvin Olshan	100,000	1/2/07	$3.35	11/12/17
	100,000	11/12/07	$2.25	11/12/17
J. Clarke Gray	50,000	11/12/07	$2.25	11/12/17

Agreements with Employees and Directors

Described below are the employees, officers and directors who are subject to a current employment contract as of April 15, 2007.

  Agreements with J. Clarke Gray

On October 31, 2006, the Company entered into a Separation Agreement (the “Gray Separation Agreement”) with J. Clarke Gray, the Company’s Chief Financial Officer and a Senior Vice President of the Company. Under the terms of the Gray Separation Agreement, Mr. Gray was to resign as a Senior Vice President and the Chief Financial Officer of the Company and any of its subsidiaries effective as of June 30, 2007 (the “CFO Resignation Date”).

Until the CFO Resignation Date, the Company continued to pay Mr. Gray the salary and benefits contemplated under the employment agreement he entered into with the Company on January 4, 2006. Under the separation agreement Mr. Gray received: (i) cash severance payments totaling $400,000, payable in equal installments on each of March 1, 2007 and June 30, 2007, (ii) the vesting of 3,125 shares of the Company’s restricted common stock previously issued to Mr. Gray.

Under the terms of the Gray Separation Agreement, Mr. Gray also received a cash bonus for fiscal year 2007 totaling $62,500 paid in equal installments on each of March 31, 2007 and June 30, 2007.

Under the Gray Separation Agreement, Mr. Gray agreed to provide certain consulting services to the Company for a term beginning on July 1, 2007 and ending on September 30, 2007. As consideration for providing these services, the Company made cash payments totaling $183,330 to Mr. Gray in six equal semi monthly installments commencing on July 15, 2007. Additionally, the Company agreed to reimburse Mr. Gray for reasonable out-of-pocket expenses incurred in connection with providing consulting services to the Company.

On November 12, 2007 Mr. Gray and the Company agreed to terms covering the period October 1, 2007 to March 31, 2008 whereby Mr. Gray would continue as the Company’s CFO at a rate of $20,000 per month plus benefits and 50,000 options previously disclosed.

On March 5, 2008 a further agreement was signed between the Company and Mr. Gray extending his term indefinitely at a rate per annum of approximately $150,000 plus available benefits. Mr. Gray may receive additional compensation that will be approved by the Compensation Committee of the Board of Directors of the Corporation while he remains employed with the Corporation.

  Agreements with Harvey J. Bazaar

Mr. Harvey J. Bazaar became Chief Executive Officer of the Company on January 2, 2007 at an annual salary of $150,000. In the event of a change of control, which term is defined in the BKF Capital Group, Inc. 1998 Incentive Compensation Plan as amended and restated on March 28, 2001 (the “Plan”) and shall in no event include a liquidation of the Corporation, Mr. Bazaar may receive additional compensation that will be approved by the Compensation Committee of the Board of Directors of the Corporation while he remains employed with the Corporation.

In addition, effective as of January 2, 2007, Mr. Bazaar was granted options to purchase 100,000 shares of the Corporation’s common stock under the Plan. The exercise price per share is $3.35 per share.

On November 12, 2007 Mr. Bazaar and the Company agreed an employment term from January 1, 2008 to December 31, 2009 at $150,000 per annum. This agreement may be terminated by either Mr. Bazaar or the Company with 90 days notice after January 1, 2009. In addition Mr. Bazaar was granted options to purchase an additional 100,000 shares at $2.25 per share. These options and those granted on January 2, 2007 became immediately vested and exercisable as of November 12, 2007.

  Agreements with Marvin Olshan

Mr. Marvin Olshan became Chairman of the Company on January 2, 2007 at an annual salary of $150,000. In the event of a change of control, which term is defined in the BFK Capital Group, Inc. 1998 Incentive Compensation Plan as amended and restated on March 28, 2001 (the “Plan”) and shall in no event include a liquidation of the Corporation, Mr. Olshan may receive additional compensation that will be approved by the Compensation Committee of the Board of Directors of the Corporation while he remains employed with the Corporation.

In addition, effective as of January 2, 2007, Mr. Olshan was granted options to purchase 100,000 shares of the Corporation’s common stock under the Plan. The exercise price per share is $3.35 per share.

On November 12, 2007 Mr. Olshan and the Company agreed an employment term from January 1, 2008 to December 31, 2009 at $150,000 per annum. This agreement may be terminated by either Mr. Olshan or the Company with 90 days notice after January 1, 2009. In addition Mr. Olshan was granted options to purchase an additional 100,000 shares at $2.25 per share. These options and those granted on January 2, 2007 became immediately vested and exercisable as of November 12, 2007.

Compensation Committee Interlocks And Insider Participation

During 2007, the following directors (and former directors) served as members of the Compensation Committee: Keith Meister, Ronald La Bow, Kurt N. Schacht. None of these persons was ever an officer or employee of the Company or any of its subsidiaries. During 2007, none of the Company’s executive officers on the board of directors or the compensation committee of any entity which had an executive officer who served on the Company’s Board of Directors or Compensation Committee. Mr. Meister resigned from the board of directors effective January 31, 2008 and was replaced on this committee by Mr. Schechter.

Directors’ Compensation

Company employees who serve as directors of the Company receive no compensation for such services. Non-employee directors currently receive approximately $34,000 per year in cash compensation. In addition, directors receive $500 for each meeting of a committee of the board that they attend in person or by telephone. The Company also reimburses directors for their out-of-pocket expenses incurred in connection with such meetings.

2007 DIRECTOR COMPENSATION

Fees* Paid
in Cash

Current
Harvey J. Bazaar	(1)
Ronald La Bow	$34,500
David Schechter	(2)
Marvin L. Olshan	(1)
Kurt N. Schacht	$36,500
Former
Keith Meister	$34,500

*	Fees include director and committee fees paid during fiscal 2007.

(1)	Mr. Bazaar and Mr. Olshan have compensation agreements with the Company and do not receive separate director fees.

(2)	Mr. Schechter did not become a director until February 5, 2008.

Appointment of Mr. Olshan and Mr. Bazaar

Mr. Marvin L. Olshan became the Executive Chairman of the Company on January 2, 2007. In connection with his employment Mr. Olshan is paid an annual salary of $150,000. In the event of a change of control, which term is defined in the BKF Capital Group, Inc. 1998 Incentive Compensation Plan as amended and restated on March 28, 2001 (the “Plan”) and shall in no event include a liquidation of the Corporation, Mr. Olshan may receive additional compensation that will be approved by the Compensation Committee of the Board of Directors of the Corporation while he remains employed with the Corporation.

In addition, on January 2, 2007, Mr. Olshan was granted options to purchase 100,000 shares of the Corporation’s common stock (the “Olshan Options”) under the Plan. The exercise price per share of the Olshan Options was equal to the “fair market value” (as defined in the Plan) of a share of the Corporation’s common stock on January 2, 2007. The Olshan Options will vest at a rate of 16.67% of the shares subject thereto on March 31, 2007, and an additional 16.67% on the last day of the next five calendar quarters thereafter, subject to continued employment and the other terms and conditions contained in the stock option agreement.

On November 12, 2007 Mr. Olshan and the Company agreed an employment term from January 1, 2008 to December 31, 2009 at $150,000 per annum. This agreement may be terminated by either Mr. Olshan or the Company with 90 days notice after January 1, 2009. In addition Mr. Olshan was granted options to purchase an additional 100,000 shares at $2.25 per share. These options and those granted on January 2, 2007 became immediately vested and exercisable as of November 12, 2007.

Mr. Harvey J. Bazaar became the President and Chief Executive Officer of the Company on January 2, 2007. In connection with his employment, effective as of January 2, 2007, Mr. Bazaar is paid an annual salary of $150,000. In the event of a change of control, which term is defined in the Plan and shall in no event include a liquidation of the Corporation, Mr. Bazaar may receive additional compensation that will be approved by the Compensation committee of the Board of Directors of the Corporation.

In addition, on January 2, 2007, Mr. Bazaar was granted options to purchase 100,000 shares of the Corporation’s common stock (the “Bazaar Options”) under the Plan. The exercise price per share of the Bazaar

Options was equal to the “fair market value” (as defined in the Plan) of a share of the Corporation’s common stock on January 2, 2007. The Bazaar Options will vest at a rate of 16.67% of the shares subject thereto on March 31, 2007, and an additional 16.67% on the last day of the next five calendar quarters thereafter, subject to continued employment and the other terms and conditions contained in the stock option agreement.

On November 12, 2007 Mr. Bazaar and the Company agreed an employment term from January 1, 2008 to December 31, 2009 at $150,000 per annum. This agreement may be terminated by either Mr. Bazaar or the Company with 90 days notice after January 1, 2009. In addition Mr. Bazaar was granted options to purchase an additional 100,000 shares at $2.25 per share. These options and those granted on January 2, 2007 became immediately vested and exercisable as of November 12, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth the beneficial ownership as of April 15, 2008 of (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, (2) each director and nominee for director of the Company, (3) each executive officer of the Company whose name appears on the summary compensation table (the “Named Executive Officers”) and (4) all directors and executive officers of the Company as a group. Each person had sole or shared voting or dispositive powers with respect to such shares.

	Number of		Percent
Name of Beneficial Owner	Shares		of Class

Carl C. Icahn	1,194,100	(1)	15.0%
c/o Icahn Associates Corp.
767 Fifth Avenue
New York, NY 10153
Web Financial Corporation	646,333	(2)	8.1%
PO Box 1359
Los Gatos, CA 95031
Aegis Financial Corp.	442,750	(3)	5.6%
1100 North Globe Road, Suite 1040 Arlington, VA 22201
Royce Associates, LLC	651,850	(3)	8.2%
1414 Avenue of the Americas New York, NY 10019
Wynnefield Capital	653,300	(4)	8.2%
450 7th Avenue, Suite 509 New York, NY 10123
Catalyst Fund	829,000	(5)	10.4%
100 Mill Plain Road Danbury, CT 06811
Harvey J. Bazaar	656	(6)	*
Ronald LaBow	1,256	(6)	*
Marvin L. Olshan	656	(6)	*
Kurt N. Schacht	1,256	(6)	*
J. Clarke Gray	7,887	(6)	*
Directors and executive officers as a group (6 persons)	10,511

*	Less than 1%

(1)	The information set forth is based solely upon Amendment No. 2 to the Schedule 13D filed with the SEC on February 6, 2008 and includes 498,820 shares held by High River Limited Partnership, 389,357 shares held by Icahn Partners Master Fund L.P. and 305,923 shares held by Icahn Partners L.P. Barberry Corp. is the sole member of Hopper Investments LLC, which is the general partner of High River Limited Partnership. CCI

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

(2)	The information set forth is based solely on Amendment No. 1 dated July 16, 2007 to the Schedule 13D filed with the SEC on July 16, 2007.

(3)	The information set forth is based solely on Schedule 13G filed with the SEC on December 31, 2007.

(4)	The information set forth is based solely on Amendment No. 2 to Schedule 13G filed with the SEC on December 31, 2007 and includes 152,500 shares held by Wynnefield Partners Small Cap Value, L.P., 245,800 shares held by Wynnefield Partners Small Cap Value, LP. I, 255,200 shares held by Wynnefield Small Cap Value offshore Fund, Ltd.

(5)	The information set forth is based solely on Amendment No. 2 dated March 21, 2008 to the Schedule 13D filed with the SEC on March 24, 2008.

(6)	Shares were distributed to officers and directors in lieu of cash fees/compensation in years prior to 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2006 the Company agreed to reimburse Steel Partners II, L.P. for its reasonable expenses incurred in connection with the 2005 proxy contest if certain conditions are met. The expense reimbursement will only be made if (i) the EBITDA of the Company is positive for any of four consecutive quarters commencing after March 31, 2006 and (ii) the cumulative EBITDA of the Company during such four-quarter period is equal to or greater than $1.2 million. EBITDA means net income before deducting interest, income taxes, depreciation and amortization; provided that there shall be excluded from the calculation of EBITDA any income or loss generated from consolidated affiliated partnerships or any extraordinary or non-recurring item that has the effect of increasing EBITDA. If these conditions are met, the expense reimbursement will be made within 15 days after the Company’s financial statements for the applicable quarterly periods are completed. The proxy contest expenses of Steel Partners II, L.P. are approximately $566,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Holtz Rubenstein Reminick LLP received $132,498 for the year ended December 31, 2007 for professional services rendered in connection with the audit of the Company’s annual financial statements, reviews of the financial statements included in quarterly reports on Form 10-Q filed by the Company, and audits of consolidated subsidiaries. Grant Thornton LLP received $573,328 for the year ended December 31, 2006 for professional services rendered in connection with the audit of the Company’s annual financial statements, reviews of the financial statements included in quarterly reports on Form 10-Q filed by the Company, and audits of consolidated subsidiaries.

Audit-Related Fees

No audit-related services were rendered with respect to the fiscal years ended December 31, 2007 and December 31, 2006 by Holtz Rubenstein Reminick LLP or Grant Thornton LLP respectively.

Tax Services

Grant Thornton LLP received from the Company a total of $54,635 for the year ended December 31, 2007 in connection with preparation of the Company’s tax returns and $37,825 for the year ended December 31, 2006 in connection with the review of Company tax returns and assistance with the IRS audit of 2004 during 2006 and 2007. The Audit Committee of the Board of Directors believes these additional services were compatible with maintaining the independence of Grant Thornton LLP.

All Other Fees

No other fees were paid to Holtz Rubenstein Reminick LLP in 2007, nor to Grant Thornton LLP in 2006. Grant Thornton LLP has charged the Company $50,000 to issue its consent for the 2007 10-K.

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

All exhibits and schedules filed by the Registrant on Annual report form 10K for the period ended December 31, 2007 and filed with commission on March 13, 2008 are incorporated by reference.

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

Date: April 15, 2008

Exhibit Index

Exhibit		Description of Exhibit

31.1	—	Section 302 Certification of Chief Executive Officer*
31.2	—	Section 302 Certification of Chief Financial Officer*
32.1	—	Section 906 Certification of Chief Executive Officer*
32.2	—	Section 906 Certification of Chief Financial Officer*

* Filed herewith