Form 10-Q
period 2008-03-31
BKF CAPITAL GROUP INC
filed 2008-05-13
CIK 9235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑      No ☐

As of May 1, 2008, 7,973,216 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)

Assets
Cash and cash equivalents	$920	$1,161
U.S. Treasury bills	23,142	22,954
Investment advisory trailer fees and other receivables	447	405
Prepaid expenses and other assets	2,253	2,814
Fixed assets (net of accumulated depreciation of $314)	28	28

Total assets	$26,790	$27,362

Liabilities and stockholders’ equity
Accrued expenses	$1,135	$1,127
Accrued restructuring expense	2,983	2,996
Accrued lease amendment expense	2,332	2,443

Total liabilities	6,450	6,566

Commitments and contingencies
Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,973,216 shares	$7,973	7,973
Additional paid-in capital	76,243	76,243
Accumulated deficit	(63,876)	(63,420)

Total stockholders’ equity	20,340	20,796

Total liabilities and stockholders’ equity	$26,790	$27,362

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Commission income (net) and other	498	353
Interest income	271	474

Total revenues	769	827

Expenses:
Employee compensation and benefits (including equity grants of $121 in 2007)	206	529
Occupancy & equipment rental	170	234
Other operating expenses	655	1,538
Interest expense	173	132
Restructuring expenses	21	507

Total expenses	1,225	2,940

Loss before taxes	(456)	(2,113)

Income tax expense	—	—

Net loss	$(456)	$(2,113)

Loss per share:
Basic and Diluted	(0.06)	$(0.26)

Weighted average shares outstanding
Basic and Diluted	7,973,216	7,976,341

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities
Net (loss)	$(456)	$(2,113)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	—	26
Expense for vesting of restricted stock and stock units	—	121
(Increase) in U.S. treasury bills	(188)	(1,211)
(Increase) Decrease in investment advisory trailer fees and other receivables	(42)	3,475
Decrease (Increase) in prepaid expenses and other assets	561	(425)
Increase (Decrease) in accrued expenses	8	(178)
(Decrease) in accrued bonuses	—	(286)
(Decrease) in accrued lease amendment expense	(111)	(151)
(Decrease) in accrued restructuring expenses	(13)	(1,196)

Net cash (used in) operating activities	(241)	(1,938)

Net (decrease) in cash and cash equivalents	(241)	(1,938)
Cash and cash equivalents at the beginning of the period	1,161	3,689

Cash and cash equivalents at the end of the period	920	$1,751

Supplemental disclosure of cash flow information
Cash paid for interest	$0	$0

Cash paid for taxes	$21	$121

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006 and the Three Months Ended March 31, 2008
(Amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

Balance at January 1, 2006	$8,180	$88,887	$(10,168)	$(11,306)	$75,593
Grants of restricted stock units and restricted stock — net of forfeitures(1)	(277)	(9,309)		10,856	1,270
Issuance of common stock	73	(4,499)		402	(4,024)
Grants of stock options	—	804		—	804
Net (loss)	—	—	(47,016)	—	(47,016)

Balance at December 31, 2006	$7,976	$75,883	$(57,184)	$(48)	$26,627
Cumulative effect of applying the provisions of FIN 48			(562)		(562)
Forfeitures of restricted stock	(3)	(40)	—	48	5
Grants of stock options	—	400	—	—	400
Net (loss)	—	—	(5,674)	—	(5,674)

Balance at December 31, 2007	$7,973	$76,243	$(63,420)	$—	$20,796
Net (loss)	—	—	(456)	—	(456)

Balance at March 31, 2008 (unaudited)	$7,973	$76,243	$(63,876)	$—	$20,340

(1)	Includes grants of $162 and forfeitures of $(439).

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

The consolidated financial statements of BKF include its wholly-owned subsidiaries BKF Asset Management, Inc., (“BAM”), BAM’s two wholly-owned subsidiaries, BKF GP Inc. (“BKF GP”) and LEVCO Securities, Inc. (“LEVCO Securities”). There were no affiliated partnerships in the March 31, 2008 or December 31, 2007 Consolidated Financial Statements.

BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. Prior to that time provided investment advisory services to its clients which included U.S. and foreign corporations, mutual funds, limited partnerships, universities, pension and profit sharing plans, individuals, trusts, not-for-profit organizations and foundations. BAM also participated in broker consulting programs (Wrap Accounts) with several nationally recognized financial institutions. BAM had no operations during 2007 or 2008. LEVCO Securities was registered with the SEC as a broker-dealer and was a member of the National Association of Securities Dealers, Inc.; it withdrew its registration on November 30, 2006. BKF GP acts as the managing general partner of several affiliated investment partnerships which are in the process of being finally liquidated and dissolved.

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

Principles of Consolidation

The consolidated financial statements include the accounts of BKF Capital Group, Inc. and its wholly owned subsidiary, BKF Management Co., Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Commissions are trailer fees on investment advisory fees which are recognized as earned.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48) as of January 1, 2007. As a result the Company recognized an increase to accumulated deficit and an increase to the liability for taxes and interest of approximately $562,000. The liability is a result of exposure to state income reallocation exposure for years still subject to audit and based on the results of a recent audit of previous years.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements.

The Company and its subsidiaries file consolidated Federal and combined state and local tax returns. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. Recently the Company settled an examination issue with New York State and New York City related to income allocation for the years 1999, 2000 and 2001. New York State has commenced an audit of the years 2002, 2003 and 2004.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a valuation reserve of approximately $23.1 and $22.9 million against its net deferred tax asset as of March 31, 2008 and December 31, 2007, respectively. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

The tax receivable of approximately $1.2 million as of March 31, 2008, represents cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid and is included in other assets. The IRS is currently auditing 2003, 2004 and 2005 in connection with this claim.

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

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The impact of the adoption of FIN 48 resulted in an increase to accumulated deficit and an increase to liabilities for taxes and interest of approximately $562,000.

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

(Unaudited)

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

The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007

Net (loss)	$(456)	$(2,113)

Basic weighted-average shares outstanding	7,973,216	7,976,341
Dilutive potential shares from equity grants	—	—

Diluted weighted-average shares outstanding	7,973,216	7,976,341

Basic and diluted (loss) per share:
Net (loss)	$(0.06)	$(0.26)

In calculating diluted (loss) per share for the three-months ended March 31, 2008 and 2007 common stock equivalents of 450,000 and 250,000, respectively, were excluded due to their anti-dilutive effect on the calculation.

Business Segments

The Company has not presented business segment data, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” because it has historically operated in one business segment, the investment advisory and asset management business.

Stock Options

The Company complies with SFAS No. 123R using the modified prospective method.

2.	Investment advisory trailer fees and other receivables

Included in investment advisory trailer fees and other receivables are primarily trailer fees receivable from former portfolio managers and do not include any accrued incentive fees as of March 31, 2008 and December 31, 2007.

3.	Non-Cash Transactions

First Quarter 2008:

•	There were no non-cash transactions in the quarter ending March 31, 2008.

First Quarter 2007:

•	200,000 shares under option were granted to the two directors who became the Chairman and the President/CEO as of January 2, 2007. The options vest at a rate of 16.67% per quarter commencing on March 31, 2007

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

and an additional 16.67% on the last day of the next five calendar quarters thereof (these vesting provisions were subsequently eliminated and the options became fully vested). The option term is ten years.

•	250,000 shares under option were forfeited.

4.	Stock Options

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

There was $81,000 of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) in the three months ended March 31, 2007 and none in the first quarter of 2008.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from the public trading price of BKF stock. We used a 10 year option life as the expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R for options granted in the first quarter of 2007. There were no options granted in the first quarter of 2008.

Three Months
March 31,
2007

Expected volatility	35.45%
Expected annual dividend yield	0.00%
Risk free rate of return	4.58%
Expected option term (years)	9.5

As of March 31, 2008 and December 31, 2007 there were 450,000 options outstanding with a weighted average exercise price of $2.74.

At March 31, 2008 there was no unrecognized compensation cost related to stock options. The intrinsic value of outstanding options at March 31, 2008 was zero.

5.	Income Taxes

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109. “Accounting for Income Taxes.” The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48) as of January 1, 2007. As a result the Company recognized an increase to accumulated deficit and an increase to the liability for taxes and interests of approximately $562,000 during the first quarter of 2007. The exposure is related to issues arising from a New York State audit which resulted in a

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

reallocation of income increasing the Company’s liability in the audited years. The Company believes it has exposure to the same issue in more recent years and has included the effect of those years in the restatement.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements.

The Company and its subsidiaries file consolidated Federal and combined state and local tax returns. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. Recently the Company settled an examination issue with New York State and New York City related to income allocation for the 1999, 2000, and 2001. Currently New York State is auditing the years 2002, 2003 and 2004.

The tax receivable of approximately $1.2 million as of March 31, 2008, represents cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid and is included in other assets. The IRS is currently auditing 2003, 2004 and 2005 in connection with this claim.

The Company has recorded a valuation reserve of approximately $23.1 and $22.9 million against its net deferred tax asset as of March 31, 2008 and December 31, 2007, respectively. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

There was no provision for income taxes as of March 31, 2008 due to continuing operating losses and the prior utilization of the Company’s tax carryback.

6.	Restructuring Expenses

During the first quarter of 2008 the Company had $21,000 of restructuring costs as follows (in 000,000’s):

	Liability	Charged	Paid or	Liability
	Dec. 31, 2007	to Expense	Amortized	March 31, 2008

Lease and fixed asset costs	$3.0	—	*	3.0

	$3.0	$—	$ *	$3.0

*	1st quarter amount rounds down to zero.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2006 the Company ceased operating its investment advisory business. At March 31, 2008, it has no operating business and no assets under management. The Company’s principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act Reporting Company and a small revenue stream consisting of interest and fee sharing payments from departed portfolio managers. This revenue stream will be insufficient to cover operating expenses.

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

Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007

Revenues

Total revenues for the first quarter of 2008 were $0.77 million, reflecting a decrease of 7.0% from $0.83 million in revenues in the same period in 2007. This decrease is attributable to lowering interest rates and thus less interest revenue.

The revenues for the three months ended March 31, 2008 are a result of interest earned on treasury bills and money market funds and trailer fees from departed portfolio managers.

Expenses

Total expenses for the first quarter of 2008 were $1.2 million, reflecting a decrease of 58.7% from $2.9 million in expenses in the same period in 2007.

Lower expenses primarily reflect the reduction of personnel and generally lower levels of activity in 2008 vs 2007.

Interest expense is primarily related to imputed interest on the sublease reserves. The increase from 2007 to 2008 is related to interest accrued on potential tax claim in accordance with FIN 48.

Other operating expenses were $635,000 in the first quarter of 2008, reflecting a 58.8% decrease from $1.54 million in the same period in 2007. The majority of these expenses in the first quarter of 2008 was the amortization of prepaid D&O insurance of $400,000; the remainder of these expenses in 2008 was primarily legal and accounting fees.

Operating Loss

Operating loss for the first quarter of 2008 was $456,000, as compared to operating loss of $2.11 million in the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

BKF’s current assets as of March 31, 2008 consist primarily of cash, short-term investments and receivables.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities will not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At March 31, 2008, BKF had cash, cash equivalents and U.S. Treasury bills of $24.06 million, compared to $24.11 million at December 31, 2007.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by BKF Capital since December 31, 2007.

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

There are no material lawsuits pending against the Company.

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

Date: May 13, 2008