Form 10-Q
period 2008-06-30
BKF CAPITAL GROUP INC
filed 2008-08-12
CIK 9235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑      No ☐

As of August 1, 2008, 7,973,216 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)

Assets
Cash and cash equivalents	$170	$1,161
U.S. Treasury bills	23,214	22,954
Investment advisory trailer fees and other receivables	393	405
Prepaid expenses and other assets	2,348	2,814
Fixed assets (net of accumulated depreciation of $314)	—	28

Total assets	$26,125	$27,362

Liabilities and stockholders’ equity
Accrued expenses	$629	$1,127
Accrued restructuring expense	2,777	2,996
Accrued lease amendment expense	2,223	2,443

Total liabilities	5,629	6,566

Commitments and contingencies
Stockholders’ equity
Common stock, $1 par value, authorized — 15,000,000 shares, issued and outstanding — 7,973,216 shares	$7,973	7,973
Additional paid-in capital	76,243	76,243
Accumulated deficit	(63,720)	(63,420)

Total stockholders’ equity	20,496	20,796

Total liabilities and stockholders’ equity	$26,125	$27,362

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Commission income (net) and other	$294	$484	792	837
Net realized and unrealized gain (loss) on investments	—	14	—	14
Interest income	221	415	492	889

Total revenues	515	913	1,284	1,740

Expenses:
Employee compensation and benefits (including equity grants of $0, $45, $0, and $166 respectively)	176	394	382	923
Occupancy and equipment rental	238	304	408	538
Other operating expenses	(149)	1,955	506	3,493
Interest expense	73	217	246	349
Restructuring costs	21	621	42	1,128

Total expenses	359	3,491	1,584	6,431

Net profit (loss)	$156	$(2,578)	$(300)	$(4,691)

Net (loss) per share:
Basic and Diluted	$0.02	$(0.32)	$(0.04)	$(0.59)

Weighted average shares outstanding Basic and Diluted	7,973,216	7,976,341	7,973,216	7,976,341

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities
Net (loss)	$(300)	$(4,691)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	—	52
Loss on disposal of fixed assets	27	—
(Decrease) Increase in Accrued Restructuring Costs	(219)	(1,398)
Expense for vesting of restricted stock and stock units	—	165
(Increase) Decrease in U.S. treasury bills	(260)	3,956
Decrease in investment advisory trailer fees and other receivable	13	3,627
Decrease (Increase) in prepaid expenses and other assets	466	(1,978)
(Decrease) in accrued expenses	(498)	(892)
(Decrease) in accrued compensation	—	(640)
(Decrease) in accrued lease amendment expense	(220)	(263)

Net cash (used in) operating activities	(991)	2,062
Fixed asset (additions)	—	(1)

Net cash (used in) investing activities	—	(1)

Net (decrease) in cash and cash equivalents	(991)	(2,063)
Cash and cash equivalents at the beginning of the period	1,161	3,689

Cash and cash equivalents at the end of the period	$170	$1,626

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$116	$157

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006 and the Six Months Ended June 30, 2008
(Amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

Balance at January 1, 2006	$8,180	$88,887	$(10,168)	$(11,306)	$75,593
Grants of restricted stock units and restricted stock — net of forfeitures(1)	(277)	(9,309)		10,856	1,270
Issuance of common stock	73	(4,499)		402	(4,024)
Grants of stock options	—	804		—	804
Net (loss)	—	—	(47,016)	—	(47,016)

Balance at December 31, 2006	$7,976	$75,883	$(57,184)	$(48)	$26,627
Cumulative effect of applying the provisions of FIN 48			(562)		(562)
Forfeitures of restricted stock	(3)	(40)	—	48	5
Grants of stock options	—	400	—	—	400
Net (loss)	—	—	(5,674)	—	(5,674)

Balance at December 31, 2007	$7,973	$76,243	$(63,420)	$—	$20,796
Net (loss)	—	—	(300)	—	(300)

Balance at June 30, 2008 (unaudited)	$7,973	$76,243	$(63,720)	$—	$20,496

(1)	Includes grants of $162 and forfeitures of $(439).

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

The consolidated financial statements of BKF include its wholly-owned subsidiaries BKF Asset Management, Inc., (“BAM”), BAM’s two wholly-owned subsidiaries, BKF GP Inc. (“BKF GP”) and LEVCO Securities, Inc. (“LEVCO Securities”). There were no affiliated partnerships in the June 30, 2008 or December 31, 2007 Consolidated Financial Statements.

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

Income Taxes

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48) as of January 1, 2007. As a result the Company recognized an increase to accumulated deficit and an increase to the liability for taxes and interest of approximately $562,000. The liability was a result of exposure to state income reallocation exposure for years still subject to audit and based on the results of a recent audit of previous years. Recently the Company settled this examination issue with New York State and New York City for the years 2002, 2003 and 2004 and has reversed the overaccrual of approximately $400,000 into other operating expenses.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements.

The Company and its subsidiaries file consolidated Federal and combined state and local tax returns. The Company is currently subject to a three year statue of limitations by certain tax jurisdictions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a full valuation reserve of approximately $23.1 and $22.9 million against its net deferred tax asset as of June 30, 2008 and December 31, 2007, respectively. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

The tax receivable of approximately $1.2 million as of June 30, 2008, represents cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid and is included in other assets. The Company also accrued $80,000 in interest in connection with this refund. The IRS recently concluded an audit of the years 2003, 2004 and 2005 with no adjustments in connection with this claim.

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

SFAS 160.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption on our Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted (loss) per share (dollar amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss)	$156	$(2,578)	$(300)	$(4,691)

Basic weighted-average shares outstanding	7,973,216	7,976,341	7,973,216	7,976,341
Dilutive potential shares from equity grants	—	—	—	—

Diluted weighted-average shares outstanding	7,973,216	7,976,341	7,973,216	7,976,341

Basic and diluted (loss) per share:
Net earnings (loss)	$0.02	$(0.32)	$(0.04)	$(0.59)

In calculating diluted (loss) per share for the three-months and six months ended June 30, 2008 and 2007 common stock equivalents of 450,000 and 200,000, respectively, were excluded due to their anti-dilutive effect on the calculation.

Business Segments

The Company has not presented business segment data, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” because it has historically operated in one business segment, the investment advisory and asset management business.

2.	Investment advisory trailer fees and other receivables

Included in investment advisory trailer fees and other receivables are primarily trailer fees receivable from former portfolio managers and do not include any accrued incentive fees as of June 30, 2008 and December 31, 2007.

3.	Non-Cash Transactions

First and Second Quarters 2008:

•	There were no non-cash transactions in the quarters ended June 30 or March 31, 2008.

Second Quarter 2007:

•	50,000 shares under option were forfeited.

•	3,125 restricted shares were forfeited

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

There was $166,000 of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) in the six months ended June 30, 2007 and none in the first half of 2008.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from the public trading price of BKF stock. We used a 10 year option life as the expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R for options granted in the first half of 2007. There were no options granted in the first half of 2008.

Six and Three Months
Ended June 30,
2007

Expected volatility	35.45%
Expected annual dividend yield	0.00%
Risk free rate of return	4.58%
Expected option term (years)	9.5

As of June 30, 2008 and December 31, 2007 there were 450,000 options outstanding with a weighted average exercise price of $2.74.

At June 30, 2008 there was no unrecognized compensation cost related to stock options. The intrinsic value of outstanding options at June 30, 2008 was zero.

5.	Income Taxes

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109. “Accounting for Income Taxes.” The Company adopted FASB

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48) as of January 1, 2007. As a result the Company recognized an increase to accumulated deficit and an increase to the liability for taxes and interests of approximately $562,000 during the first quarter of 2007. The exposure is related to issues arising from a New York State audit which resulted in a reallocation of income increasing the Company’s liability in the audited years. The Company believes it has exposure to the same issue in more recent years and has included the effect of those years in the restatement. The audit has recently been completed and the Company has reduced the reserve and included the overaccrual in other operating expenses.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements.

There was no provision for income taxes as of June 30, 2008 due to continuing operating losses and the prior utilization of the Company’s tax carryback.

6.	Restructuring Expenses

During the first half of 2008 the Company had $21,000 of restructuring costs as follows (in 000,000’s):

	Liability	Charged	Paid or	Liability
	Dec. 31, 2007	to Expense	Amortized	June 30, 2008

Lease and fixed asset costs	$3.0	—	(0.2)	2.8

	$3.0	$—	$(0.2)	$2.8

7.  Contingent Liability

The Company had agreed to reimburse Steel Partners II, L.P. for its reasonable expenses incurred in connection with 2005 proxy contest if certain conditions were met. The proxy contest expenses of Steel Partners II, L.P. are approximately $566,000. The Company has no specific reserve for this contingency.

Steel Partners has liquidated their position in BKF on June 13, 2008 .

8.  Subsequent Events

The Company’s Board of Directors declared a $1 per share dividend for holders of record as of July 8, 2008. The dividend was paid on July 22, 2008.

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

During 2006 the Company ceased operating its investment advisory business. At June 30, 2008, it has no operating business and no assets under management. The Company’s principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act Reporting Company and a small revenue stream consisting of interest and fee sharing payments from departed portfolio managers. This revenue stream will be insufficient to cover operating expenses.

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

Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007

Revenues

Total revenues for the second quarter of 2008 were $515,000, reflecting a decrease of 43.6% from $913,000 million in revenues in the same period in 2007. This decrease is attributable to lower investable funds, substantially lower interest rates and lower trailer fees.

Expenses

Total expenses for the second quarter of 2008 were approximately $359,000, reflecting a decrease of 90% from $3.5 million in expenses in the same period in 2007.

Employee compensation and benefit expense (including grants of equity awards) was $176,000 in the second quarter of 2008, reflecting a decrease of 55.3% from 394,000 in the second quarter of 2007. These results primarily reflect the reduction of personnel and lower compensation.

Occupancy and equipment rental was $238,000 in the second quarter of 2008, reflecting a 21.7% decrease from $304,000 in the same period in 2007, primarily as the result of settlement of long term leases.

Other operating expenses were a credit of $149,000 in the second quarter of 2008, reflecting a 107.6% decrease from $1.96 million in the same period in 2007 due primarily to decreases in the cost of amortization on insurance policies and the reversal of tax revenues.

Operating Loss

Operating profit for the second quarter of 2008 was $156,000, as compared to operating loss of $2.58 million in the same period in 2007.

Six Months Ended June 30, 2008 as Compared to Six Months Ended June 2007

Revenues

Total revenues for the first half of 2008 were $1.28 million, reflecting a decrease of 26.2% from $1.74 million in revenues in the same period in 2007. This decrease is attributable primarily to lower interest earnings and trailer fees.

Expenses

Total expenses for the first half of 2008 were $1.58 million, reflecting a decrease of 75% from $6.43 million in expenses in the same period in 2007.

Employee compensation and benefit expenses (including grants of equity awards) were $382,000 in the first half of 2008, reflecting a decrease of 58.5% from $923,000 in the first half of 2007. These results primarily reflect the reduction of personnel.

Occupancy and equipment rental was $408,000 in the first half of 2008, reflecting a 24.2% decrease from $538,000 in the same period in 2007, primarily as the result of the discontinuance of a long term lease.

LIQUIDITY AND CAPITAL RESOURCES

BKF’s current assets as of June 30, 2008 consist primarily of cash, short-term investments and receivables.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities will not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes. As a result, there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not reflect any adjustment for the outcome of this uncertainty.

At June 30, 2008, BKF had cash, cash equivalents and U.S. Treasury bills of $23.38 million, compared to $24.11 million at December 31, 2007. During July, 2008 the Company paid a special dividend to shareholders of $1.00 per share reducing outstanding US Treasury bills by approximately $8 million.

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

Date: August 7, 2008