Form 10-Q
period 2008-09-30
BKF CAPITAL GROUP INC
filed 2008-11-14
CIK 9235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: September 30, 2008


                                       Or


    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to


                        Commission file number: 1-10024

                            BKF Capital Group, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                                    36-0767530
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One Rockefeller Plaza, New York, New York               10020
-----------------------------------------               -----
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

      Large accelerated filer [ ]                  Accelerated filer         [ ]
      Non-accelerated filer   [ ]                  Smaller reporting company [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes [X]  No [ ]

      As of November 12, 2008, 7,973,216 shares of the registrant's common stock, $1.00 par value, were outstanding.

                               TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

               Consolidated Statements of Financial Condition as of
               September 30, 2008 unaudited) and December 31, 2007 (audited)   3

               Consolidated Statements of Operations for the Three and
               Nine Months Ended September 30, 2008 and 2007 (unaudited)       4

               Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2008 and 2007 (unaudited)                   5

               Consolidated Statements of Changes in Stockholders' Equity
               for the Years Ended December 31, 2006 and 2007 and the Nine
               Months Ended September 30, 2008 (unaudited)                     6


               Notes to Interim Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     16

Item 4.        Controls and Procedures                                        16

Part II.       Other Information                                              17

Item 1.        Legal Proceedings                                              17

Item 5.        Other Information                                              17

Item 6.        Exhibits                                                       17

Signatures                                                                    17

                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (Dollar amounts in thousands)

                                                                               September 30,   December 31,
                                                                                   2008           2007
                                                                               -------------   ------------
                                                                                (unaudited)
Assets
Cash and cash equivalents                                                       $       728    $     1,161
U.S. Treasury bills                                                                  13,400         22,954
Investment advisory trailer fees and other receivables                                  369            405
Tax refund receivable                                                                 1,257          1,323
Prepaid expenses and other assets                                                       207          1,491
Fixed assets (net of accumulated depreciation of $314)                                   --             28
                                                                                -----------    -----------
        Total assets                                                            $    15,961    $    27,362
                                                                                ===========    ===========


Liabilities and stockholders' equity
Accrued expenses                                                                $       284    $     1,127
Accrued lease liability expense                                                       4,081          5,439
                                                                                -----------    -----------
        Total liabilities                                                             4,365          6,566
                                                                                -----------    -----------

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and
  outstanding -- 7,973,216 shares                                                     7,973          7,973
Additional paid-in capital                                                           76,243         76,243
Accumulated deficit                                                                 (72,620)       (63,420)
                                                                                -----------    -----------
     Total stockholders' equity                                                      11,596         20,796
                                                                                -----------    -----------
Total liabilities and stockholders' equity                                      $    15,961    $    27,362
                                                                                ===========    ===========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                  (Unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                ---------------------------     ---------------------------
                                                    2008            2007            2008            2007
                                                -----------     -----------     -----------     -----------
Revenues:

Commission income (net) and other               $       250     $       365     $     1,042     $     1,202
Net realized and unrealized gain (loss) on
  investments                                            --             (18)             --              (4)
Interest income                                         123             376             615           1,265
Other income                                            916              --             916              --
                                                -----------     -----------     -----------     -----------
     Total revenues                                   1,289             723           2,573           2,463
                                                -----------     -----------     -----------     -----------

Expenses:
Employee compensation and benefits (including
  equity grants of $0, $85, $0, and $80
  respectively)                                         334             289             716           1,212
Occupancy and equipment rental                          202             108             610             646
Other operating expenses                              1,259             727           1,765           4,220
Interest expense                                        131             181             377             530
Restructuring costs                                     137              20             179           1,148
                                                -----------     -----------     -----------     -----------
     Total expenses                                   2,063           1,325           3,647           7,756

     Net loss before taxes                             (774)           (602)         (1,074)         (5,293)

     State and local income taxes                       152              --             152              --

                                                -----------     -----------     -----------     -----------
Net loss                                        $      (926)    $      (602)    $    (1,226)    $    (5,293)
                                                ===========     ===========     ===========     ===========

Net loss per share:
Basic and Diluted                               $     (0.12)    $     (0.08)    $     (0.15)    $     (0.66)
                                                -----------     -----------     -----------     -----------

Weighted average common shares outstanding        7,973,216       7,973,216       7,973,216       7,975,288
                                                ===========     ===========     ===========     ===========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                   ------------------------
                                                                                     2008            2007
                                                                                   --------        --------
Cash flows from operating activities
Net loss                                                                           $ (1,226)       $ (5,293)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
 Depreciation and amortization                                                           --              60
 Loss on disposal of fixed assets                                                        28              --
 Expense for vesting of restricted stock and stock units                                 --              80
 Changes in operating assets and liabilities:
     Decrease in U.S. treasury bills                                                  9,554           4,675
     Decrease in investment advisory trailer fees and other receivable                   36           3,533
     Decrease (increase) in tax credit receivable and prepaid expenses                1,350          (1,574)
     Decrease in accrued expenses                                                      (843)           (802)
     Decrease in accrued compensation                                                    --            (644)
     Decrease in accrued lease liability expense                                     (1,358)         (2,089)
Net cash provided by (used in) operating activities                                   7,541          (2,054)
                                                                                   --------        --------

Cash flows from financing activities:
Dividends paid                                                                       (7,974)             --
                                                                                   --------        --------
Net cash used in financing activities                                                (7,974)             --
                                                                                   --------        --------

Net decrease in cash and cash equivalents                                              (433)         (2,054)
Cash and cash equivalents at the beginning of the period                              1,161           3,689
                                                                                   --------        --------

Cash and cash equivalents at the end of the period                                 $    728        $  1,635
                                                                                   ========        ========

Supplemental disclosure of cash flow information
Cash paid for interest                                                             $     --        $     --
                                                                                   ========        ========

Cash paid for income taxes                                                         $    116        $    244
                                                                                   ========        ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Years Ended December31, 2006 and 2007 and
                    the Nine Months Ended September 30, 2008
                             (Amounts in thousands)

                                                           Additional
                                              Common        Paid-In       Accumulated      Unearned
                                              Stock         Capital         Deficit      Compensation      Total
                                              -------      ----------     -----------    ------------    --------
Balance at January 1, 2006                    $ 8,180      $   88,887     $  (10,168)     $  (11,306)    $ 75,593
Grants of restricted stock units and
  restricted stock -- net of forfeitures(1)      (277)         (9,309)                        10,856        1,270
Issuance of common stock                           73          (4,499)                           402       (4,024)
Grants of stock options                            --             804                             --          804
Net loss                                           --              --        (47,016)             --      (47,016)
                                              -------      ----------     ----------      ----------     --------
Balance at December 31, 2006                  $ 7,976      $   75,883     $  (57,184)     $      (48)    $ 26,627
Cumulative effect of applying the
  provisions of FIN 48                                                          (562)                        (562)
Forfeitures of restricted stock                    (3)            (40)            --              48            5
Grants of stock options                            --             400             --              --          400
Net loss                                           --              --         (5,674)             --       (5,674)
                                              -------      ----------     ----------      ----------     --------
Balance at December 31, 2007                  $ 7,973      $   76,243     $  (63,420)     $       --     $ 20,796
Net loss                                                                      (1,226)                      (1,226)
Dividends, $1 per share                            --              --         (7,974)             --       (7,974)
                                              -------      ----------     ----------      ----------     --------
Balance at September 30, 2008
  (unaudited)                                 $ 7,973      $   76,243     $  (72,620)     $       --     $ 11,596
                                              =======      ==========     ==========      ==========     ========

----------

 (1) Includes grants of $162 and forfeitures of $(439).

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.    Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

     BKF Capital Group, Inc. (the "Company") operates through a wholly-owned subsidiary, BKF Management Co., Inc. and its subsidiaries, all of which are referred to as "BKF." The Company trades on the over the counter market under the symbol ("BKFG").

     The consolidated financial statements of BKF include its wholly-owned subsidiaries BKF Asset Management, Inc., ("BAM"), BAM's two wholly-owned subsidiaries, BKF GP Inc. ("BKF GP") and LEVCO Securities, Inc. ("LEVCO Securities"). There were no affiliated partnerships consolidated in the September 30, 2008 or December 31, 2007 Consolidated Financial Statements.

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

Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced a total loss of assets under management and as a result, the Company has had a significant decline in revenues and no longer has an operating business. The Company continues to evaluate strategic alternatives: either commence a new business and/or acquire or merge with an operating business. Historically, the Company has funded its cash and liquidity needs through cash generated from operations. Accordingly the cash projected to be generated from operations will not be sufficient to fund operations and the Company will need to use its existing working capital to fund operations. As a result there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not reflect any adjustment for the outcome of this uncertainty.

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

Reclassifications

     Certain reclassifications were made to the financial statements for the prior period to conform to the current period presentation. Net income and stockholder's equity were not affected by these classifications.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)


Revenue Recognition

      Commissions are trailer fees on investment advisory fees which are recognized as earned. Other income resulted from adjustments to the lease liability accrual balance to match with the remaining obligations.

Cash, Cash Equivalents and United States Treasury Bills

      The Company treats all United States Treasury Bills with maturities at acquisition of three months or less as cash equivalents. The U.S. Treasury bills are valued at cost plus accrued interest, which approximates market value and is based on level one inputs as defined by Statement of Financial Accounting Standard 157. Investments in money market funds are valued at net asset value. The Company maintains substantially all of its cash, cash equivalents and U.S. Treasury bills invested in interest bearing instruments at two nationally recognized financial institutions, which at times may exceed federally insured limits. As a result the Company is exposed to credit risk related to the money market funds and the market rate inherent in both the U.S. Treasury bills and the money market funds.

Income Taxes

      The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48) as of January 1, 2007. As a result the Company recognized an increase to accumulated deficit and an increase to the liability for taxes and interest of approximately $562,000. The liability was a result of exposure to state income reallocation exposure for years still subject to audit and based on the results of a recent audit of previous years. Recently the Company settled this examination issue with New York State and New York City for the years 2002, 2003 and 2004 and has reversed the overaccrual of approximately $400,000 into other operating expenses.

      Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements.

      The Company and its subsidiaries file consolidated Federal and combined state and local tax returns. The Company is currently subject to a three year statue of limitations by certain tax jurisdictions.

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a full valuation reserve of approximately $23.3 and $22.9 million against its net deferred tax asset as of September 30, 2008 and December 31, 2007, respectively. The Company believes that it is not more likely than not that this deferred tax benefit will be utilized in the foreseeable future.

      The tax receivable of approximately $1.26 million as of September 30, 2008, represents cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid as well as $80,000 in interest in connection with this refund. The IRS recently concluded an audit of the years 2003, 2004 and 2005 with no adjustments in connection with this claim.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)

Recent Accounting Developments

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year in which we apply SFAS 159. Retrospective application of SFAS 159 to fiscal years preceding the effective date is not permitted. SFAS 159 has no effect on the Company's financial statements.

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the potential impact of this Statement on our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements ("SFAS 160"). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption on our Consolidated Financial Statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. Currently, the Company does not have any such instruments; therefore, it is unknown at this time if the adoption of SFAS 161 will have an effect on the Company's financial statements.

     In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 in fiscal year 2009. Early adoption is prohibited.

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)

Earnings Per Share

      The Company accounts for earnings per share under SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income
(loss) by the total of the weighted average number of shares of common stock outstanding and common stock equivalents, using the treasury stock method. Diluted earnings (loss) per share are the same as basic earnings (loss) per share for the periods presented due to the lack of dilutive items in the Company. During the three-months and nine months ended September 30, 2008 and 2007, common stock equivalents of -0- and 200,000, respectively, were excluded due to their anti-dilutive effect on the calculation.


Business Segments

      The Company has not presented business segment data, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," because it has historically operated in one business segment, the investment advisory and asset management business.


2.    Investment advisory trailer fees and other receivables

      Included in investment advisory trailer fees and other receivables are primarily trailer fees receivable from former portfolio managers. There are no accrued incentive fees as of September 30, 2008 and December 31, 2007.


3.    Non-Cash Transactions

2008
----

For the nine months ended September 30, 2008, the following non-cash transactions occurred:

Third Quarter 2008:     o      250,000 shares under option were forfeited.

Second Quarter 2008:    o      There were no non-cash transactions.

First Quarter 2008:     o      There were no non-cash transactions.


2007
----
For the nine months ended September 30, 2007, the following non-cash transactions occurred:

Third Quarter 2007:     o      There were no non-cash transactions.

Second Quarter 2007:    o      50,000 shares under option and 3,125 restricted
                               shares were forfeited.

First Quarter 2007:     o      200,000 shares under option were granted to the
                               two directors who became the Chairman and the President/CEO as of January 2, 2007. The options vest at a rate of 16.67% per quarter commencing on March 31, 2007 and an additional 16.67% on the last day of the next five calendar quarters thereof (these vesting provisions were subsequently eliminated and the options became fully vested). The option term is ten years.

                        o      250,000 shares under option were forfeited.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)


4.    Stock Options

      In December 1998, the shareholders of BKF approved an Incentive Compensation Plan ("Option Plan"), which was amended in May 2001. The Option Plan allows the Company to pay officers and employees part of their compensation in restricted stock units, restricted stock and other forms of equity based compensation, including stock options. All awards are issued at the discretion of BKF's Compensation Committee.

      Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". We adopted SFAS 123R using the modified prospective method.

      There was $0 and $76,000 of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) in the nine months ended September 30, 2008 and 2007, respectively.

      The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from the public trading price of BKF stock. The full 10 year term of the option was used as the expected term, as this represents our best estimate of the time the options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. There were no options granted during the nine months ended September 30, 2008. The following table sets forth the assumptions used to determine compensation cost for the non-qualified stock options granted during the three and nine months ended September 30, 2007:


           Expected volatility                             30.56 %
           Expected annual dividend yield                   0.00%
           Risk free rate of return                         4.68%
           Expected option term (years)                       10

      As of September 30, 2008 and December 31, 2007 there were -0- and 450,000 options outstanding and exercisable with a weighted average exercise price of $-0- and $2.74. At September 30, 2008 there was no unrecognized compensation cost related to stock options.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)


5.    Dividends

      The Company's Board of Directors declared a $1 per share dividend for holders of record as of July 8, 2008. The dividend was paid on July 22, 2008.


6.    Income Taxes

      The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109. "Accounting for Income Taxes." The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48) as of January 1, 2007. As a result, the Company recognized an increase to accumulated deficit and an increase to the liability for taxes & interest of approximately $562,000 during 2007 related to issues arising from a New York State audit which resulted in a reallocation of income increasing the Company's liability in the audited years. The Company believed it had exposure to the same issue in more recent years and included the effect of those years in the restatement. However, the audit has recently been completed and the Company reduced the reserve by $400,000, with the offset to other operating expenses.

      Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. There was no provision for income taxes as of September 30, 2008 due to continuing operating losses and the prior utilization of the Company's tax carryback.


7.    Accrued Lease Liability Expense

      The accrued lease liability was incurred due to two separate events in which the Company amended the provisions of its original building lease.

      During 2003, the Company surrendered a portion of its space under the lease agreement back to the landlord and agreed to pay monthly payments through the end of the lease term. The Company calculated the present value of the payments over the remaining term and recorded an accrual for this contingency. Additionally, during 2006, the Company vacated other space under the lease agreement and subleased this space at a lower rate than their current monthly lease obligation, resulting in a loss position. The Company calculated the present value of this loss position over the remaining term and recorded an accrual for this contingency.

      During the third quarter of 2008, an analysis was performed to determine the appropriate remaining accrual balance for both of these items based on the remaining payments and term under lease. The accrual balance was adjusted to ensure that it appropriately matched the remaining obligation. The Company will continue to amortize this balance on a straight-line basis through the end of the lease term.


8.    Contingent Liability

      The Company had agreed to reimburse Steel Partners II, L.P. for its reasonable expenses incurred in connection with 2005 proxy contest if certain conditions were met. The proxy contest expenses of Steel Partners II, L.P. are approximately $566,000. The Company has no specific reserve for this contingency because Steel Partners II, L.P. has not satisfied the conditions for reimbursement.

      Steel Partners liquidated their position in BKF on June 13, 2008.


9.    Subsequent Event

      On October 6, 2008, the Company entered into an employment agreement with Steven N. Bronson, the Company's Chairman, to serve as the Company's President and Treasurer, with an annual salary of $150,000 per year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF Capital Group, Inc. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2007, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.


OVERVIEW

      The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

      The Company operates through a wholly-owned subsidiary, BKF Management Co., Inc. and its subsidiaries, all of which are referred to as "BKF." The Company's securities trade on the over the counter market under the symbol ("BKFG"). The consolidated financial statements of BKF include its wholly-owned subsidiaries BKF Asset Management, Inc., ("BAM"), BAM's two wholly-owned subsidiaries, BKF GP Inc. ("BKF GP") and LEVCO Securities, Inc. ("LEVCO Securities"). There were no affiliated partnerships in the September 30, 2008 or December 31, 2007 Consolidated Financial Statements.

      Historically the Company operated entirely through BAM, which was a registered investment adviser with the Securities and Exchange Commission ("SEC"). BAM specialized in managing equity portfolios for institutional investors through its long-only equity and alternative investment strategies. BAM withdrew its registration as a registered investment advisor on December 19, 2006. LEVCO Securities, a subsidiary of BAM, was registered with the SEC as a broker-dealer and was a member of the National Association of Securities Dealers, Inc. now known as the Financial Industry Regulatory Authority; LEVCO Securities withdrew its registration as a broker-dealer on November 30, 2006. BKF GP, Inc., another subsidiary of BAM, acts as the managing general partner of several affiliated investment partnerships which are in the process of being finally liquidated and dissolved.

      During 2006 the Company ceased operating its investment advisory business. As of September 30, 2008, the Company has no operating business and no assets under management. The Company's principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as a publicly traded Exchange Act reporting company and a small revenue stream consisting of interest and fee sharing payments from departed portfolio managers. This revenue stream will be insufficient to cover operating expenses. Prior to September 19, 2008, the Company was engaged in evaluating strategic alternatives, including merging with, acquiring or commencing a business potentially being funded by a capital raising event; or liquidating the Company and distributing a portion of the Company's remaining cash to stockholders.

      On July 22, 2008, the Company paid a $1 per share dividend for holders of record as of July 8, 2008. The dividend was declared by the prior Board of Directors on June 24, 2008.

      On August 27, 2008, the Company entered into an agreement with Catalyst Fund, L.P. ("Catalyst") a hedge fund which owned approximately 47.5% of the Company's outstanding common stock, Steven N. Bronson, who is Catalyst's President and Managing Member, and each of the Company's current directors and officers (the "Agreement"). A copy of the Agreement was attached as an Exhibit to a Current Report on Form 8-K filed by the Company on September 2, 2008. Effective September 19, 2008, Harvey Bazaar, Marvin Olshan, Ronald LaBow and
J. Clark Gray each resigned as directors and/or officers of the Company, pursuant to the Agreement. Simultaneously therewith, the following persons were appointed to the Board of Directors of the Company: Steven N. Bronson, John Brunjes and Leonard Hagan. In connection with the change of control the Company filed and mailed out to all shareholders of record an Information Statement Pursuant to Section 14(f) of the Securities Exchange Act Of 1934 And Rule 14f-1 thereunder, which is incorporated herein by reference.

      Following the execution of the Agreement, Mr. Bronson learned for the first time that in the ten weeks leading up to the execution of the Agreement, the prior Board of Directors of the Company engaged Proskauer Rose, LLP and incurred legal fees of more than $400,000 in an attempt to avoid the change in control. Current management is reviewing the matter to determine whether any action is warranted based on the actions of the prior Board of Directors and/or Proskauer Rose, LLP.

      The Company's current plan of operation is to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company shall endeavor to utilize some or all of the Company's net operating loss carryforwards in connection with a business combination transaction; however, there can be no assurance that the Company will be able to utilize any of its net operating loss carryforwards. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

      The Company anticipates that the selection of a business opportunity will be a complex process and will involve a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to depressed economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking either the limited additional capital which the Company will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for principal shareholders, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors.

      In some cases, management of the Company will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a requirement of State law to do so.

      In seeking to arrange a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity, the Company's objective will be to obtain long-term capital appreciation for the Company's shareholders. There can be no assurance that the Company will be able to complete any merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

      The Company may need additional funds in order to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that the Company will be able to obtain such additional funds, if needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate a merger, acquisition or other arrangement by and between the Company and a viable operating entity.

RESULTS OF OPERATIONS

      The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

Revenues

      Total revenues for the three months ended September 30, 2008 were $1.29 million, reflecting an increase of 78% from $723,000 in revenues in the same period in 2007. This increase is primarily attributable to an increase in other income of $916,000 due to adjustments to the Company's accrued lease liability balance, offset by lower investable funds, substantially lower interest rates and lower trailer fees.

Expenses

      Total expenses for the three months ended September 30, 2008 were approximately $2.06 million, reflecting an increase of 56% from $1.32 million in expenses in the same period in 2007.

      Other operating expense was $1.26 million for the three months ended September 30, 2008, reflecting a 73% increase from $727,000 in the same period in 2007. The increase is attributable to the write-off of prepaid insurance premiums, due to a change of control of the Company on September 19, 2008 which resulted in a forfeiture of future provisions of the insurance policy.

Operating Loss

      Operating loss for the three months ended September 30, 2008 was $926,000, as compared to an operating loss of $602,000 in the same period in 2007.

Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

Revenues

      Total revenues for nine months ended September 30, 2008 were $2.57 million, reflecting a 4% increase from $2.46 million in revenues in the same period in 2007. An increase in other income of $916,000 due to adjustments to the Company's accrued lease liability balance was offset by lower interest income of approximately the same amount due to lower balances of investable funds, substantially lower interest rates and lower trailer fees.

Expenses

      Total expenses for nine months ended September 30, 2008 were $3.65 million, reflecting a decrease of 53% from $7.76 million in expenses in the same period in 2007.

      Employee compensation and benefit expenses (including grants of equity awards) were $716,000 for the nine months ended September 30, 2008, reflecting a decrease of 41% from $1.21 million for the same period in 2007. These results primarily reflect the reduction of personnel.

      Other operating expenses were $1.76 million for the nine months ended September 30, 2008, reflecting a decrease of 58% from $4.22 million for the same period in 2007. This decrease is primarily attributable to a significant decrease in legal, audit and consulting fees.

      Restructuring expenses were $179,000 for the nine months ended September 30, 2008, reflecting a decrease of 84% from $1.15 million for the same period in 2007. These results reflect the decrease in restructuring activity in the Company during 2008.

 Operating Loss

      Operating loss for the nine months ended September 30, 2008 was $1.23 million, as compared to an operating loss of $5.29 million in the same period in 2007.


LIQUIDITY AND CAPITAL RESOURCES

      BKF's current assets as of September 30, 2008 consist primarily of cash, short-term investments and receivables.

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

      At September 30, 2008, BKF had cash, cash equivalents and U.S. Treasury bills of $14.13 million, compared to $24.11 million at December 31, 2007. The decrease primarily relates to a dividend payment to shareholders of $1.00 per share, which reduced outstanding US Treasury bills by approximately $8 million.


OFF BALANCE SHEET RISK

      There has been no material change with respect to the off balance sheet risk incurred by the Company since December 31, 2007.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      Currently the Company has no assets under management and is not subject to market risk.


Item 4.   Controls and Procedures

      Disclosure Controls and Procedures: An evaluation was performed under the supervision and with the participation of the Company's principal executive officer, who also serves as the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, the Company's principal executive officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

      Changes in Internal Control over Financial Reporting: There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving the stated goals under all potential future conditions.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

      The Company is a defendant in a lawsuit for claims for repaid services in the amount of approximately $600,000. The complaint was filed in the Supreme Court of New York and alleges unjust enrichment and is currently in the discovery stage. The Company has no specific reserve for this action. The Company's management knows of no other material existing or pending legal proceedings or claims against the Company nor is the Company involved as a plaintiff in any material proceeding or pending litigation.


Item 5.   Other Information

Subsequent Event
----------------

      The following information was previously reported by the Company on a Current Report Form 8-K filed on October 12, 2008.

      On October 7, 2008 the Company dismissed Holtz Rubenstein Reminick LLP as its independent accountants. The Company engaged Mark Bailey & Company, Ltd. as its new independent accountants, as of October 8, 2008.

      During a meeting of the Board of Directors of the Company on October 6, 2008, Steven N. Bronson was appointed Chairman of the Board of Directors and Leonard Hagan and John Brunjes were appointed as the members of the Company's audit committee and compensation committee. The Board of Directors also appointed Leonard Hagan as the Secretary of the Company.

      Additionally, on October 6, 2008, the Board of Directors of the Company appointed Steven N. Bronson as a President and Treasurer of the Company effective October 1, 2008. Mr. Bronson shall receive an annual salary of $150,000 per year for his services. A copy of Mr. Bronson's employment agreement with the Company was attached as an Exhibit to the Company's Form 8-K.


Item 6.   Exhibits

  31       Section 302 Certification of Principal Executive Officer

  32       Section 906 Certification of Principal Executive Officer



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BKF CAPITAL GROUP, INC.



                                                By: /s/ Steven N. Bronson
                                                    ---------------------------
                                                    Steven N. Bronson, President

Date: November 13, 2008