Form 10-K
period 2008-12-31
BKF CAPITAL GROUP INC
filed 2009-04-14
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2008
                                       or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from          to           .

                           Commission file no. 1-10024

                             BKF Capital Group, Inc.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     36-0767530
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          1 North Federal Highway, Suite 201, Boca Raton, Florida 33432
                    (Address of principal executive offices)


                                 (561) 362-4199
              (Registrant's telephone number, including area code)



Securities registered under Section 12(b) of the Act:       None

Securities registered under Section 12(g) of the Act:       None

Indicate by check mark whether the registrant is a well known seasoned issuer,
as defined in Rule 405 of the Securities Act.   Yes [ ] No [X]

Indicate by check mark whether the registrant is not required to file reports Pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer [ ]                Accelerated filer         [ ]
    Non-accelerated filer   [ ]                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [X] No [ ]


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, was $17,916,086. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

     At April 13, 2009, 7,973,216 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

                                Table of Contents
                                                                            Page

PART I                                                                         1

ITEM 1.  BUSINESS.                                                             1

ITEM 1A. RISK FACTORS.                                                         4

ITEM 2.  PROPERTIES.                                                          11

ITEM 3.  LEGAL PROCEEDINGS.                                                   12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                 12


PART II                                                                       13

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
           EQUITY SECURITIES.                                                 13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.                               14

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.                          19

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.                            19

ITEM 9A. CONTROLS AND PROCEDURES.                                             19


PART III                                                                      22

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND
           CORPORATE GOVERNANCE.                                              22

ITEM 11. EXECUTIVE COMPENSATION.                                              26

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.                    31

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           AND DIRECTOR INDEPENDENCE.                                         32

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.                              33


PART IV                                                                       34

ITEM 15. EXHIBITS.                                                            34

SIGNATURES.                                                                   38

Special Note Regarding Forward-Looking Statements

      Some of the statements made in this Annual Report on Form 10-K, including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts, including, most importantly, those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For those statements, BKF Capital Group, Inc. (the "Company" or "BKF") claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF's current expectations and are susceptible to a number of risks, uncertainties and other factors including the risks described in "Item 1A. Risk Factors", and BKF's actual achievements may differ materially from any future achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability to recruit qualified personnel; availability, terms and deployment of capital; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; BKF's ability to consummate a merger or an acquisition and/or raise additional capital; the effect of laws, rules and regulations on BKF's ability to make investments in new businesses and/or pursue strategic alternatives; and other risks and uncertainties referred to in this document and in BKF's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF's control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF's policy generally not to make any specific projections as to future earnings, and BKF does not endorse any projections regarding future performance that may be made by third parties.

                                     PART I

Item 1.    Business

OVERVIEW

      BKF was incorporated in Delaware in 1954. The Company's securities trade on the over the counter market under the symbol "BKFG." During the third quarter of 2006, the Company ceased all operations, except for maintaining its status as an Exchange Act reporting company and winding down certain investment partnerships for which BKF acts as general partner. Currently, the Company is seeking to consummate an acquisition, merger or other business combination with an operating entity to enhance BKF's revenues and increase shareholder value.

      The Company operates through its wholly-owned subsidiary, BKF Management Co., Inc. ("BMC") and its subsidiaries, all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF include its wholly-owned subsidiary BMC, BMC's wholly owned subsidiary BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, LEVCO Securities, Inc. ("LEVCO Securities") and BKF GP Inc. ("BKF GP"). There were no affiliated partnerships in BKF's December 31, 2008 or December 31, 2007 consolidated financial statements.

      Historically the Company operated in the investment advisory and asset management business entirely through BAM, which was a registered investment adviser with the Securities and Exchange Commission ("SEC"). BAM specialized in managing equity portfolios for institutional investors through its long-only equity and alternative investment strategies. BAM withdrew its registration as a registered investment advisor on December 19, 2006 and ceased operating in the investment advisory and asset management business. LEVCO Securities, a subsidiary of BAM, was a broker dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc. (now known as the Financial Industry Regulatory Authority). LEVCO Securities withdrew its registration as a broker-dealer on November 30, 2006 and ceased operating as a broker dealer. BKF GP, Inc., the other subsidiary of BAM, acts as the managing general partner of several affiliated investment partnerships which are in the process of being finally liquidated and dissolved.

      Since January 1, 2007, the Company has had no operating business and no assets under management. The Company's principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as a publicly traded Exchange Act reporting company and a small revenue stream consisting of royalty payments from a departed portfolio manager. BKF's current revenue stream will not be sufficient to cover BKF's ongoing expenses.

      On July 22, 2008, the Company paid a $1 per share distribution of capital to shareholders of record as of July 8, 2008. The distribution of capital was approved by the prior Board of Directors on June 24, 2008.

      Prior to September 19, 2008, the Company was engaged in evaluating strategic alternatives, including merging with, acquiring or commencing a business potentially being funded by a capital raising event; or liquidating the Company and distributing a portion of the Company's remaining cash to stockholders.

      On August 27, 2008, the Company entered into an agreement with Catalyst Fund, L.P. a hedge fund which owned approximately 47.5% of the Company's outstanding common stock, Steven N. Bronson, who was the fund manager for the Catalyst Fund, L.P., and each of the Company's current directors and officers to effect a change of control of the Company (the "Change of Control Agreement"). A copy of the Change of Control Agreement was attached as an Exhibit to a Current Report on Form 8-K filed by the Company on September 2, 2008. Pursuant to the Change of Control Agreement all existing officers and directors resigned and new directors and management was appointed. Specifically, effective September 19, 2008, Harvey Bazaar, Marvin Olshan, Ronald LaBow and J. Clark Gray each resigned as directors and/or officers of the Company, pursuant to the Change of Control Agreement. Simultaneously therewith, the following persons were appointed to the Board of Directors of the Company: Steven N. Bronson, John Brunjes and Leonard Hagan and Steven N. Bronson was appointed President of the Company. In connection with the change of control the Company filed and mailed out to all shareholders of record an Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, which is incorporated herein by reference.

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


Services

      During the years ended December 31, 2008 and December 31, 2007, the Company did not provide any investment advisory or asset management services nor did the Company act as a broker dealer.

      The Company, through BKF GP, continues to act as the managing general partner of several private investment partnerships which are in the process of being liquidated and dissolved.

Employees

      As of December 31, 2008, BKF employed the services of one individual to act as Chairman and President.


Item 1A.     RISK FACTORS

      Potential investors should carefully consider the risks described below before making an investment decision concerning the common stock of the Company. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment.


The Company Has Limited Resources

      The Company currently does not have any operating business. Except for a limited revenue stream from a fee sharing agreement with a departed portfolio manager, the Company has had no revenues from operations for the fiscal years ended December 31, 2008 and 2007. The Company's plan of operations is to consummate an acquisition or merger or other business combination (a "Transaction") with a viable business entity (a "Target"). There can be no assurance that the Company will be able to consummate a Transaction, nor can there be any assurance that any Target, at the time of the Company's consummation of a Transaction of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current assets of the Company may not be sufficient to fund a Transaction. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate a Transaction. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

The Company May Need Additional Financing in Order to Execute Its Business Plan

      The Company has limited resources. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan to consummate a Transaction. In the event that the Company's limited financial resources prove to be insufficient to implement its business plan, the Company may be required to seek additional financing. In addition, in the event of the consummation of a Transaction, the Company may require additional financing to fund the operations or growth of the Target.


Additional Financing May Not Be Available to the Company

      There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would be limited in its attempts to complete Transactions. The inability of the Company to secure additional financing, if needed, could also have a material adverse effect on the continued existence of BKF. The Company has no arrangements with any bank or financial institution to secure financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.


The Company May Not Be Able to Borrow Funds

      While there currently are no limitations on the Company's ability to borrow funds, the limited resources of the Company and limited operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Transaction may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target may have already incurred borrowings and, therefore, the Company will be subjected to all the risks inherent thereto.

Competition for Transactions

      The Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Transactions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel the Company to select certain less attractive acquisition prospects. There can be no assurance that such prospects will permit the Company to achieve its stated business objectives.

The Company May Be Subject to
Uncertainty in the Competitive Environment of a Target

      In the event that the Company succeeds in effecting a Transaction, the Company will, in all likelihood, become subject to intense competition from competitors of the Target. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a Transaction, the Company will have the resources to compete effectively in the industry of the Target, especially to the extent that the Target is in a high growth industry.

Transaction May Prevent or Limit the Company's
Ability to Use Its Net Operating Tax Loss Carryforwards

      As of December 31, 2008 the Company had a net operating loss carryforward of approximately $47.4 million. The consummation of a Transaction by the Company may limit, reduce or void the utilization of the net operating losses. While the Company shall endeavor to complete a Transaction with a Target that will permit the Company to utilize its net operating losses, there can be no assurances that the Company will be able to utilize its net operating losses after the consummation of a Transaction with a Target.

The Company is Exposed to Potential Liabilities
Under Real Estate Leases for One Rockefeller Plaza

      The Company is a party to a lease for approximately 32,000 square feet at One Rockefeller Plaza, New York, New York (the "Premises"), which expires September 30, 2011. In 2006, the Company sublet the Premises to a third-party at a rent that was lower than the rent charged to the Company under the lease. The Company has established a reserve for the aggregate rent shortfall on its financial statements. However, the Company remains liable under the lease, and in the event the third-party subtenant defaults under the sublease, then the Company may be exposed to additional liabilities under the lease beyond the sum already reserved.


Taxation Considerations May Impact the
Structure of a Transaction and Post-Closing Liabilities

      Federal and state tax consequences will, in all likelihood, be major considerations for the Company in consummating a Transaction. The structure of a Transaction or the distribution of securities to stockholders may result in taxation of the Company, the Target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any Transaction so as to minimize the federal and state tax consequences to both the Company and the Target. Management cannot assure that a Transaction will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.


Steven N. Bronson is Critical to the Future Success of the Company

      Steven N. Bronson is the Chairman and President of the Company. The ability of the Company to successfully carry out its business plan and to consummate a Transaction will be dependent upon the efforts of Mr. Bronson and the Company's directors. Notwithstanding the significance of Mr. Bronson, the Company has not obtained any "key man" life insurance on his life. The loss of the services of Mr. Bronson could have a material adverse effect on the Company's ability to successfully achieve its business objectives. If additional personnel are required, there can be no assurance that the Company will be able to retain such necessary additional personnel.

Mr. Bronson Has Effective Control of the Company's Affairs

      As of April 13, 2009, Mr. Bronson beneficially owns and controls 3,333,269 shares of common stock of the Company, representing approximately 42% of the issued and outstanding shares of common stock and approximately 42% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


There Exist Conflicts of Interest
Relating to Mr. Bronson's Time Commitment to the Company

      Mr. Bronson is not required to commit his full time to the affairs of the Company. Mr. Bronson will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Transaction may require a greater period of time than if Mr. Bronson devoted his full time to the Company's affairs. However, Mr. Bronson will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Targets and the negotiation and consummation of Transactions and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target or is engaged in active negotiation and consummation of a Transaction.


Indemnification of Officers and Directors

      The Company's Certificate of Incorporation provides for the Indemnification of its officers and directors to the fullest extent permitted by the laws of the State of Delaware. It is possible that the indemnification obligations imposed under these provisions could result in a charge against the Company's earnings and thereby affect the availability of funds for other uses by the Company.

Stockholders Risk Dilution In Connection with a Transaction

      The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock. As of April 13, 2009, the Company had 7,973,216 shares of common stock issued and outstanding and 7,026,784 authorized but unissued shares of common stock available for issuance. The Company has no commitments as of this date to issue its securities, however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following a Transaction. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following a Transaction, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


The Company May Be Deemed an Investment
Company and Subjected to Related Restrictions

      The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. The Company believes that its

Investment Strategy may subject the Company to regulation under the Investment Company Act. If the Company is deemed to be an investment company, the Company may be forced to divest its investments or become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure by the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company.


Investors Should Not Rely on Forward-Looking
Statements Because They Are Inherently Uncertain

      This document contains certain forward looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this document.

      We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this document could have a material adverse effect on our business, operating results, financial condition and stock price.

Item 2.    Properties

      During the year ended December 31, 2008, BKF's offices were located at One Rockefeller Plaza, New York, New York.

One Rockefeller Plaza Leases

      In September 2001, BKF entered into a 10 year lease agreement with RCPI Landmark Properties, LLC under which they agreed to lease several floors of a building located at One Rockefeller Plaza in New York City. Subsequent to that agreement, the Company determined that they did not need all of the space and surrendered some of the space back to the landlord and sublet other portions.

      During 2003, BKF surrendered approximately 20,000 square feet of office space back to the landlord and agreed to pay the landlord monthly payments through September 2011 (the end date of the original lease). The present value of the remaining payments was recorded as a lease liability.

      During 2006, BKF vacated additional office space under the lease and subleased this space to another company. The sublease was executed at a rate which was below the rate of the existing primary lease obligation. As a result, the Company recorded additional lease reserves to account for the lease obligation, less sublease payments expected.

      In 2007, the Company surrendered additional office space back to the landlord and in connection therewith the Company paid an early termination surrender fee of approximately $262,000 to the landlord.

      On November 30, 2008, the Company's lease for approximately 7,000 square feet at One Rockefeller Plaza ended in accordance with its terms and BKF surrendered the office space to the landlord.

      The lease liability will be reduced as monthly rent payments are made to the landlord, net of any sublease income received.

      As of December 31, 2008 and 2007, the lease liability reserve was $4.1 million and $5.4 million, respectively.

Subsequent Event

      Effective January 1, 2009, the BKF Capital Group, Inc. (the "Company") relocated its offices to 1 North Federal Highway, Suite 201, Boca Raton, Florida 33421 (the "Florida Office"). The Company's telephone number is (561) 362-4199. The Company occupies the Florida Office pursuant to a Sublease, dated January 1, 2009 (the "Sublease"), by and between the Company and 1st United, LLC, a Florida limited liability company. Pursuant to the Sublease, during the period January 1, 2009 and December 31, 2011 the Company occupies the Florida Office, which is approximately 2,027 square feet, at a base rent of $28,378, $30,405, and $32,432 for the first, second and third year, respectively, plus additional rent, including, operating expense and taxes. On January 22, 2009, the Company received a signed copy of the Sublease executed by 1st United, LLC. A copy of the form Sublease is attached to BKF's Current Report on Form 8-K filed on January 23, 2009 as Exhibit 10.36.


Item 3.    Legal Proceedings

      The Company is a defendant in a lawsuit for claims for alleged services in the amount of approximately $600,000. The complaint was filed in the New York State Supreme Court, New York County and is entitled: Merrill, Lynch, Pierce, Fenner & Smith, Inc. v. BKF Asset Management, Inc. and assigned Index No. 602069/07. In the action Merrill Lynch alleges a claim for unjust enrichment against BAM based on a soft dollar arrangement. The Company is vigorously defending this action. The Company has not recorded a liability reserve because the Company does not believe it will be held liable in the action.

      The Company's management is unaware of any other material existing or pending legal proceedings or claims against the Company.


Item 4.    Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of BKF's security holders during the fiscal year ended December 31, 2008.

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

      (a) MARKET INFORMATION. BKF's common stock trades over the counter under the symbol "BKFG." At the close of business on April 13, 2009, there were 436 holders of record of BKF's common stock.

      The following table sets forth the range of high and low prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


                                                         Stock Price
                                                            Ranges
                                                       -----------------
                                                       High        Low
                                                       ------     ------
2008
----
First quarter                                          $2.25      $1.90
Second quarter                                         $2.25      $1.90
Third quarter                                          $2.20      $1.05
Fourth quarter                                         $1.18      $0.75

2007
----
First quarter                                          $3.43      $3.02
Second quarter                                         $3.25      $2.26
Third quarter                                          $2.75      $2.25
Fourth quarter                                         $2.37      $2.06


      BKF declared a $1 per share distribution of capital to all shareholders of record as of July 8, 2008, which was paid on July 22, 2008. There were no other distributions or dividends declared or paid in 2008 or 2007. The declaration and payment of distributions or dividends by BKF is at the discretion of BKF's Board of Directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF. BKF has discontinued its policy of paying quarterly cash dividends and does not expect to pay dividends in the foreseeable future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Currently, the Company has no business operations, except for maintaining its status as an Exchange Act reporting company and winding down certain investment partnerships for which BKF acts as general partner. The Company is seeking to consummate an acquisition, merger or other business combination with an operating entity to enhance BKF's revenues and increase shareholder value.

Background

      Historically, BKF provided investment adviser and asset management services. BKF specialized in managing equity portfolios for institutional and individual investors. BKF offered long-only equity strategies and a range of alternative investment products and other more specialized investment programs. Most clients were based in the United States, though a significant portion of investors in the alternative investment products were located outside the United States.

      In the first half of 2005, a group of stockholders launched a proxy fight to elect three new directors. It was announced at the Company's annual meeting on June 23, 2005, that these stockholders were successful and three new directors were elected to the Company's board. The proxy contest created uncertainty for the Company's business and employees and, as a result, throughout 2005 the Company suffered significant declines in assets under management.

      Following the proxy contest, in August 2005, John A. Levin, the Company's founder and then Chief Executive Officer, agreed to resign effective upon the appointment of a new Chief Executive Officer. The new Chief Executive Officer, John C. Siciliano, assumed his role September 28, 2005. Under the terms of a separation agreement the Company entered into with Mr. Levin, he was allowed to solicit clients representing approximately $2.1 billion of assets under management by the Company. Under the separation agreement, the Company has an economic stake equal to 15% of the investment fees generated by Mr. Levin's firm from such former clients (to the extent clients invest in strategies similar to those that had been utilized by them at the Company for five years).

      In the third quarter of 2005, the Company began suffering a substantial loss of assets under management due to the departure of key personnel and uncertainty surrounding the future of the business. The deterioration in assets continued during 2006 and by September 30, 2006 the Company had no operating business. During the last quarter of 2006 and into 2007 the Company evaluated a series of business transactions none of which were completed. The Company's efforts were derailed by a class action suit filed in the second quarter of 2007. The suit was withdrawn in the fourth quarter of 2007. Thereafter the Company continued evaluating business opportunities and attempted to reduce expenses and unwind long term commitments.

      On August 27, 2008, the Company entered into the Change of Control Agreement with Catalyst Fund, L.P. a hedge fund which owned approximately 47.5% of the Company's outstanding common stock. A copy of the Change of Control Agreement was attached as an Exhibit to a Current Report on Form 8-K filed by the Company on September 2, 2008. Pursuant to the Change of Control Agreement on September 19, 2008, Harvey Bazaar, Marvin Olshan, Ronald LaBow and J. Clark Gray each resigned as directors and/or officers of the Company, and Steven N. Bronson, John Brunjes and Leonard Hagan became members of BKF's Board of Directors and Steven N. Bronson was appointed President of the Company. In connection with the change of control the Company filed and mailed out to all shareholders of record an Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, which is incorporated herein by reference.

Current Plan of Operations

      The Company has no operating business and no assets under management at December 31, 2008. The Company's principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act reporting company and a small revenue stream consisting of royalty payments from a departed portfolio manager. BKF's current revenue stream will not be sufficient to cover current expenses.

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

      The Company anticipates that the selection of a business opportunity will be a complex process and will involve a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to depressed economic conditions in a number of geographic areas and shortages of available capital, management believes that there are numerous firms seeking either the additional capital which the Company has or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for principal shareholders, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors.

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

      BKF, through a subsidiary, acts as the managing general partner of a number of investment partnerships which are in the process of being liquidated and dissolved.

Results of Operations

Income

      Total income for 2008 was $2.8 million, reflecting a decrease of 15% from $3.3 million in 2007. The decline in income was a direct result of reduced interest income due to the significantly reduced treasury bill balance, year over year. The Company no longer has any revenue streams except interest on its cash and trailer fees from departed portfolio management.

Expenses

      Total expenses for 2008 were $4.1 million, reflecting a 54% decrease from $8.9 million in 2007. The decrease is a direct result of the reduction of expenses and long term commitments, including staffing costs.

      Other operating expenses of BKF for 2008 were $2.2 million, reflecting a decrease of 53% from $4.7 million in 2007. Other operating expenses consist primarily of insurance costs and consulting and professional fees. This decrease relates to the reduction of insurance costs during the year, as well as a reduction in consulting costs.

Liquidity

      At December 31, 2008, BKF had cash and cash equivalents and U.S. Treasury bills of $14.9 million, as compared to $24.1 million at December 31, 2007. BKF Capital had receivables of $783,000 at December 31, 2008, as compared to $1.7 million at December 31, 2007. This decrease in cash and cash equivalents and receivables primarily reflects the overall reduction in the business as described above as well as the receipt of a tax refund payment of approximately $1.0 million during 2008. The decrease in prepaid expenses and other assets to $206,000 at December 31, 2008 from $1.5 million at December 31, 2007, primarily reflects the cancellation of the multi-year directors and officers liability insurance policy, which resulted in the write-off the prepaid balance to other operating costs.

      Accrued expenses were $257,000 at December 31, 2008, as compared to $1.1 million at December 31, 2007. This decrease is primarily attributable to reduced business activity and related expenses.

      Over the next twelve months the Company plans to meet its current obligations from interest on its cash, income on its treasury bills and royalties from a departed portfolio manager. To the extent such revenues are insufficient to pay expenses, the Company shall utilize its cash on hand to meet its obligations.

Off Balance Sheet Risk

      BKF GP served as the managing general partner for several affiliated investment partnerships which traded primarily in equity securities. As of December 31, 2008 and 2007 virtually all of these partnerships' investments have been fully liquidated and the proceeds distributed. There is no general partner or limited partners' capital remaining in these partnerships unless certain illiquid portfolio positions eventually realize a value. BKF GP has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them.

Item 8.    Financial Statements and Supplemental Data

      The independent auditor's reports and financial statements listed in the accompanying index are included in Item 15 of this Annual Report on Form 10-K. See Index to Financial Statements on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On October 7, 2008 the Company dismissed Holtz Rubenstein Reminick LLP as its independent accountants and on October 8, 2008, the Company engaged Mark Bailey & Company, Ltd. as its new independent accountants. This change was reported by the Company on a Current Report on Form 8-K, which was filed on October 14, 2008.


Item 9A.   Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

      We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Evaluation of disclosure and controls and procedures
----------------------------------------------------

      Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2008.

Management's Annual Report on
Internal Control over Financial Reporting
-----------------------------------------

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

      o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

      o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

      The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2008, the Company's procedures of internal control over financial reporting operated in an effective manner.

      Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

      This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

                                    Part III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

      The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of April 13, 2009. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors. There were nine meetings of the board of directors during 2008.

                                                            DIRECTORS
                                                            ---------

Name, Age, and                                                              Director             Other Business
Principal Occupation During the Last Five Years                              Since               Affiliation(s)
-----------------------------------------------                             --------             --------------
Steven N. Bronson -- age 43                                                   2008          Officer and director of 4net
President and Chairman of BKF since September 19, 2008.                                     Software, Inc., a publicly traded
Mr. Bronson is the manager of the Catalyst Fund, L.P., a Delaware                           corporation and Ridgefield
limited partnership, a privately held hedge fund, based on his                              Acquisition Corp., a publicly
position as the managing member of the Catalyst Fund, G.P. LLC,                             traded corporation.
which is the general partner of the Catalyst Fund, L.P. Mr. Bronson is also the President of Catalyst Financial LLC, a privately held securities brokerage and investment banking firm registered with the
U.S. Securities and Exchange Commission. Mr. Bronson has held that position since September 24, 1998.

Leonard Hagan -- age 56                                                       2008          Director of 4net Software, Inc., a
Director of BKF since September 19, 2008.                                                   publicly traded corporation and
Mr. Hagan is a certified public accountant and for the past fifteen                         Ridgefield Acquisition Corp., a
years has been a partner at Hagan & Burns CPA's, PC in New York. Mr.                        publicly traded corporation.
Hagan received a Bachelors of Arts degree in Economics from Ithaca
College in 1974 and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following
broker-dealers registered with the Securities and Exchange
Commission: Mallory Capital Group, LLC; Empire Asset Management
Company, Inc.; Fieldstone Services Corp.; Livingston Securities,
LLC; and Danske Markets, Inc.

                                                            OFFICERS
                                                            --------

Name, Age and Principal Occupation During                                                               Executive
the Last Five Years                                                       Office                      Officer Since
-----------------------------------------                                 ------                      -------------
Steven N. Bronson -- age 43                                       Chairman and President                   2008
President and Chairman of BKF since September 19, 2008. Mr.
Bronson is the manager of the Catalyst Fund, L.P., a Delaware limited partnership, a privately held hedge fund, based on his position as the managing member of the Catalyst Fund, G.P.
LLC, which is the general partner of the Catalyst Fund, L.P.
Mr. Bronson is also the President of Catalyst Financial LLC, a privately held securities brokerage and investment banking
firm registered with the U.S. Securities and Exchange
Commission. Mr. Bronson has held that position since
September 24, 1998.

Marvin L. Olshan -- age 80                                               Chairman                          2007
Resigned effective September 19, 2008. Retired; Founding partner of Olshan, Grundman, Frome, Rosenzweig & Wolosky LLP (a law firm);
From 1991 to 2005, director of WHX Corporation.


Harvey J. Bazaar -- age 67                                          President and Chief                    2007
Resigned effective September 19, 2008. Retired; From 2001            Executive Officer
to 2002, Chief Operating Officer of DML Global Services
(a provider of fund accounting and related services to
private investment funds); From 1997 to 2000, partner and
Global and Americas Leader for the Capital Markets Group
of PricewaterhouseCoopers LLP.

J. Clarke Gray -- age 56                                           Senior Vice President,                  2006
Resigned effective September 19, 2008. Chief Financial Officer    Chief Financial Officer
and Senior Vice President of the Company and BKF Asset
Management, Inc. since January 2006; Also currently CFO of
Grail Investment Corp. since December 2007. From March 2003 to
January 2006, Chief Administrative Officer of ADP Clearing &
Outsourcing Services, where he held various other positions
since 1997.

      No director, executive officer, promoter or control person of the Company has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any directors and executive officers of the Company.

Corporate Governance

  Audit Committee

      The current member of the audit committee is Leonard Hagan. During the period October 6, 2008 through December 3, 2008, John Brunjes also served on the audit committee. Harvey Bazaar served on the audit committee for the period February 16, 2006 through September 19, 2008, Marvin Olshan served on the audit committee for the period February 16, 2006 through September 19, 2008, and Kurt
N. Schacht served on the audit committee during the period August 11, 2005 through July 28, 2008. There were four meetings of the audit committee during 2008.

      Pursuant to the audit committee's written charter. The Audit Committee's responsibilities include, among other things:

      o reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

      o discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

      o discussing with management and the independent auditor the effect on our financial statements of (i) regulatory and accounting initiatives and (ii) off-balance sheet structures;

      o discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies;

      o reviewing disclosures made to the audit committee by our chief executive officer and chief financial officer during their certification process for our Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;

      o verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

      o     reviewing and approving all related-party transactions;

      o inquiring and discussing with management our compliance with applicable laws and regulations;

      o Pre-approving all auditing services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

      o     appointing or replacing the independent auditor;

      o determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

      o establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.


Financial Expert on Audit Committee

      Our board of directors has determined that Mr. Hagan is our "audit committee financial expert" (as defined in Regulation 240.401(h)(l)(i)(A) of Regulation S-K). Prior to September 19, 2008 Mr. Bazaar acted as the Company's "audit committee financial expert."


Code of Ethics

      The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and certain other personnel. A copy of the Company's Code of Ethics is attached as Exhibit 14.1 to BKF's Annual Report on Form 10-K for the year ended December 31, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

      Each director and executive officer of the Company and each beneficial owner of 10% or more of the Company's common stock is required to report his or her transactions in shares of the Company's common stock to the SEC within a specified period following a transaction. Based on our review of filings with the SEC and written representations furnished to us during 2008, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period.

ITEM 11.   EXECUTIVE COMPENSATION.

Executive Officer Compensation

      The following table sets forth the compensation for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 received by the Company's Chief Executive Officer and the two most highly compensated other officers serving at the end of fiscal year 2008 (the "Named Executive Officers"). The table also includes the former officers who were not serving as officers on December 31, 2008.

                                          SUMMARY COMPENSATION TABLE

                                                                                Shares
Name and                                                          Restricted    Granted
Principal                                          Other Annual     Stock       Under     Options     All Other
Position              Year  Salary ($)  Bonus ($) Compensation(1)  Award($)     Option   Value($)(2) Compensation
--------              ----  ----------  --------- --------------- ----------    ------   ----------- ------------
Steven N. Bronson     2008     37,500          0           0              0           0           0            0
   Chairman and
   President

Former
Harvey J. Bazaar(3)   2008    187,500          0           0              0           0           0            0
Chief Executive       2007    149,423          0           0              0     200,000     226,535            0
   Officer
   and President

J. Clarke Gray(4)     2008    169,307          0           0              0           0           0            0
Senior Vice President 2007    137,500     62,500           0              0      50,000      40,621      643,329
   and Chief          2006    257,371    125,000           0        343,750 (5)  50,000     140,438            0
   Financial Officer

Marvin Olshan(3)      2008    187,500          0           0              0           0           0
   Chairman           2007    149,423          0           0              0     200,000     226,535

John C. Siciliano(6)  2008          0          0           0              0           0           0            0
   Chairman, chief    2007      7,307          0           0              0           0           0    1,250,000
   Executive Officer  2006    950,000          0      78,974(7)           0           0           0            0
   and President

----------
(1) With respect to each of the Named Executive Officers and the Former Executive Officers, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus except as noted.

(2) Represents the amount recognized for financial statement reporting purposes in accordance with FAS 123R.

(3) Mr. Olshan and Mr. Bazaar were appointed Chairman and CEO, respectively, as of January 2, 2007 and signed term agreements with the Company as of November 12, 2007. Previous to 2007 their only compensation was director fees. Effective September 19, 2009, Mr. Olshan and Mr. Bazaar resigned all of their positions with the Company.

(4) Mr. Gray was appointed CFO of the Company and BKF Asset Management Inc. effective January 25, 2006. His separation agreement became effective as of June 30, 2007. Under the terms of his employment and separation agreement, he received one year's annual salary and minimum bonus totaling $400,000 through June 30, 2007 and received $243,329 in consulting fees from July 1, 2007 to December 31, 2007. Mr. Gray and the Company executed an agreement dated March 5, 2008 which compensated him approximately $150,000 per annum to continue as the Company's CFO. Effective September 19, 2008, Mr. Gray resigned all of his positions with the Company.

(5) Represents the fair market value, as of the grant date, of 25,000 shares of restricted stock granted on January 25, 2006.

(6) Mr. Siciliano was appointed President and Chief Executive Officer of the Company and BKF Asset Management, Inc. effective September 28, 2005. His separation agreement became effective as of January 2, 2007. Under the terms of his employment and separation agreements he received one year's annual salary of $950,000. Under his separation agreement he received $300,000 for consulting fees following his termination date.

(7) Represents reimbursements in connection with relocation and other living expenses of Mr. Siciliano to New York City in 2006.


Outstanding Equity Awards at December 31, 2008

      As of December 31, 2008, there are no outstanding option grants.

Option/SAR Grants in Last Fiscal Year

      The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December 31, 2008. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                        Number of       Percent of
                        Securities      Total Options/
                        Underlying      SARs Granted to
                        Options/SARs    Employees          Exercise or          Expiration
Name                    Granted (#)     in Fiscal Year     Base Price ($/Sh)    Date
--------------------    ------------    ---------------    -----------------    ----------
Steven N. Bronson                 0                  0                   --            --
Harvey Bazaar                     0                  0                   --            --
Marvin Olshan                     0                  0                   --            --
J. Clark Gray                     0                  0                   --            --

----------


Other Plans

      Other than the BKF Capital Group, Inc. 1998 Incentive Compensation Plan, as Amended and Restated on March 28, 2001 (the "1998 Plan"), the Company does not have any other bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

Long Term Incentive Plan

      The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 08 and Fiscal 08 Option Values

          The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2008, by each of the Named Executive Officers.


                       Number                     Number of Securities          Value of Unexercised
                       Of Shares                  Underlying Unexercised        In-the-Money Options
Name/                  Acquired       Value       Options at Fiscal Year End    at Fiscal Year End
Position               On Exercise    Realized    Exercised/Unexercised         Exercised/Unexercised
------------------     -----------    --------    --------------------------    ---------------------
Steven N. Bronson
    Chairman
    and President               0           0                             0                      $0


Agreements with Employees and Directors

      Described below are the employees, officers and directors who are subject to a current employment contract as of December 31, 2008.

Agreements with Steven N. Bronson

      On October 1, 2008, the Company entered into an employment agreement with Steven N. Bronson to serve as the Company's President at an annual salary of $150,000. A copy of the employment agreement between BKF Capital Group, Inc. and Steven N. Bronson, dated as of October 1, 2008, is attached as Exhibit 10.35 of the Company's Current Report on Form 8-K filed on October 14, 2008.


Compensation Committee Interlocks and Insider Participation

      During 2008, the following directors (and former directors) served as members of the Compensation Committee: Leonard Hagan, John Brunjes, Keith Meister, David Schechter, Ronald La Bow, Kurt N. Schacht. None of these persons was ever an officer or employee of the Company or any of its subsidiaries. During 2008, none of the Company's executive officers on the board of directors or the compensation committee of any entity which had an executive officer who served on the Company's Board of Directors or Compensation Committee. As of December 31, 2008, Mr. Hagan was the only member of the Compensation Committee.

Directors' Compensation

      Company employees who serve as directors of the Company receive no compensation for such services. Non-employee directors currently receive approximately $20,000 per year in cash compensation, paid quarterly for service on the board. Non-employee directors currently also receive $2,000 per year in cash compensation, paid quarterly for service on each committee. Prior to September 19, 2008, non-employee directors received approximately $34,000 per year in cash compensation. In addition, directors received $500 for each meeting of a committee of the board that they attend in person or by telephone. The Company also reimburses directors for their out-of-pocket expenses incurred in connection with such meetings.


                           2008 DIRECTOR COMPENSATION

                                                                  Fees* Paid
                                                                    in Cash
                                                                  ----------
Current
-------
Steven N. Bronson                                                        (1)
Leonard Hagan                                                      $   6,000
John Brunjes (2)                                                   $   6,000

Former
------
Harvey J. Bazaar (3)                                                     (1)
Ronald La Bow (3)                                                  $  25,500
David Schechter (4)                                                $  13,634
Marvin L. Olshan (3)                                                     (1)
Kurt N. Schacht (5)                                                $  18,000

----------
*     Fees include director and committee fees paid during fiscal 2008.

(1) Mr. Bronson, Mr. Bazaar and Mr. Olshan have or had compensation agreements with the Company and thus did not receive separate director fees.

(2) Mr. Brunjes became a director on September 19, 2008 and resigned effective December 3, 2008.

(3) Mr. Bazaar, Mr. La Bow and Mr. Olshan resigned from the Board effective September 19, 2008.

(4) Mr. Schechter became a director on February 5, 2008 and resigned effective July 28, 2008.

(5)   Mr. Schacht resigned on July 28, 2008.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The table below sets forth the beneficial ownership as of April 13, 2009 of (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (2) each director and nominee for director of the Company, (3) each executive officer of the Company whose name appears on the summary compensation table (the "Named Executive Officers") and (4) all directors and executive officers of the Company as a group. Each person had sole or shared voting or dispositive powers with respect to such shares.

                                                             Number of          Percent
Name of Beneficial Owner                                     Shares (1)         of Class
------------------------                                     ----------         --------
Steven N. Bronson                                            3,333,269           41.8 %
   c/o BKF Capital Group, Inc.
   1 North Federal Highway, Suite 201
   Boca Raton, Florida  33432
Aegis Financial Corp.                                          431,700 (2)        5.4 %
   1100 North Globe Road, Suite 1040
   Arlington, VA 22201
Royce Associates, LLC                                          614,050 (3)        7.7 %
   1414 Avenue of the Americas
   New York, NY 10019
Leonard Hagan                                                  222,368 (4)        2.8 %
   c/o BKF Capital Group, Inc.
   1 North Federal Highway, Suite 201
   Boca Raton, Florida  33432
Directors and executive officers as a group (2 persons)      3,555,637           44.6 %

----------
*     Less than 1%

(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(2) The information set forth is based solely on Schedule 13G filed with the SEC on February 12, 2009.

(3) The information set forth is based solely on Amendment No. 3 to a Schedule 13G filed with the SEC on January 23, 2009.

(4)   These shares do not include 5,600 shares of BKF owned by Mr. Hagan's son.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


      Steven N. Bronson is the managing member of Catalyst Fund, G.P., LLC, a Delaware limited liability company, which is the general partner of the Catalyst Fund L.P., a Delaware limited partnership, that was engaged as an unregistered investment fund with an office address of 100 Mill Plain Road, Danbury, Connecticut 06877. On December 31, 2008, the Catalyst Fund, L.P. ceased operating and distributed its assets to its limited partners. In additional to being the fund manager for Catalyst Fund, L.P., Mr. Bronson was also a majority owner of Catalyst Fund, L.P.

Subsequent Event

      Effective January 1, 2009, the Company licensed a portion of its office space, located at 1 North Federal Highway, Suite 201, Boca Raton, Florida 33432, to three companies affiliated with Steven N. Bronson who is BKF's Chairman and President. Specifically, BKF licensed offices space and use of facilities to Catalyst Financial, LLC, 4net Software, Inc. and Ridgefield Acquisition Corp. for monthly fees of, $500, $100 and $100, respectively. Each of the licenses are on a month to month basis. Steven N. Bronson is the owner and principal of Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. Mr. Bronson is also the President and majority shareholder of 4net Software, Inc. and Ridgefield Acquisition Corp., both publicly traded companies.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.


Audit Fees.

      Mark Bailey and Company, Ltd. received $ 30,000 for the year ended December 31, 2008 for professional services rendered in connection with the audit of the Company's annual financial statements, and a review of the financial statements included in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2008.

      Holtz Rubenstein Reminick LLP received $32,783 for the year ended December 31, 2008 for professional services rendered in connection with the reviews of the financial statements included in quarterly reports on Form 10-Q filed by the Company, and audits of consolidated subsidiaries, during the quarters ended March 31, 2008 and June 30, 2008.

      Holtz Rubenstein Reminick LLP received $132,498 for the year ended December 31, 2007 for professional services rendered in connection with the audit of the Company's annual financial statements, reviews of the financial statements included in quarterly reports on Form 10-Q filed by the Company, and audits of consolidated subsidiaries. Audit-Related Fees

      No audit-related services were rendered with respect to the fiscal years ended December 31, 2008 and December 31, 2007 by Mark Bailey & Company, Ltd. or Holtz Rubenstein Reminick LLP, respectively.


Tax Fees

      Mark Bailey and Company, Ltd. did not receive any fees for tax related services to the Company during the fiscal year ended December 31, 2008.

      Holtz Rubenstein Reminick LLP received a total $5,258 for tax services to the Company in connection with the review of the Company's tax returns and assistance with the IRS audit.


All Other Fees

      No other fees were paid to Mark Bailey and Company, Ltd. nor Holtz Rubenstein Reminick LLP during the fiscal years ended December 31, 2008 and December 31, 2007.

Pre-Approval Procedures

      The Audit Committee has adopted the following guidelines regarding the engagement of the Company's independent registered public accounting firm to perform services for the Company. Prior to the commencement of the audit services, the Audit Committee shall approve the terms of the engagement letter that outlines the scope of the audit services proposed to be performed by the Company's independent registered public accounting firm during the fiscal year. Non-audit services will also require pre-approval from the Audit Committee. Tax preparation and review work has been approved based on the terms included in the engagement letter that also outlines the scope of the audit services. No other non-audit work has been approved by the Audit Committee. Any such approval would require approval of the specific engagement, including the projected fees, at a regularly scheduled or special Audit Committee meeting or through a written consent.


                                     PART IV


Item 15.   Exhibits and Financial Statement Schedules

      (a) The following documents are filed as part of this Form 10-K:

      (1) Financial Statements

      The following financial statements of BKF Capital Group, Inc. and Subsidiaries are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
Report of Independent Registered Public Accounting Firm-- Mark Bailey & Company, Ltd.                 F-2
Report of Independent Registered Public Accounting Firm-- Holtz Rubenstein Reminick LLP               F-3
Consolidated Statements of Financial Condition at December 31, 2008 and 2007                          F-4
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007                  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007                  F-6
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2008
and 2007                                                                                              F-7
Notes to Consolidated Financial Statements                                                            F-8

      (3) Exhibits


  Exhibit
  Number                               Description
  ------                               -----------

     3.1   --   Restated Certificate of Incorporation of Registrant, as
                amended (incorporated by reference Exhibit 3.1 to Registrant's
                Quarterly Reports on Form 10-Q for the periods ended June 30,
                2000 June 30, 2001 and the December 31, 2005 10K.

     3.2   --   Amended and Restated Bylaws of Registrant dated March 5, 2008

     4.1   --   Specimen of Common Stock Certificate (incorporated by
                reference to Exhibit 4.1 of Registrant's Annual Report on Form
                10-K/A for the period ended December 31, 2000).

    10.1   --   Amendment to Lease dated October 10, 2003 between Rockefeller
                Center Properties and John A. Levin, Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on
                Form 10-K/A for the period ended December 31, 2003).

    10.2   --   Lease dated December 20, 1993 between Rockefeller Center
                Properties and John A. Levin & Co., Inc., as amended
                (incorporated by reference to Exhibit 10.1 of Registrant's
                Annual Report on Form 10-K/A for the period ended December 31,
                2000, Exhibit 10.2 to Registrant's Quarterly Report on Form
                10-Q for the period ended June 30, 2001, and Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).

    10.3   --   Lease dated September 25, 2002 between River Bend Executive
                Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on
                Form 10-Q for the period ended September 30, 2002).

    10.4   --   Registrant's 1998 Incentive Compensation Plan, as amended
                (incorporated by reference to Exhibit 10.1 to Registrant's
                Quarterly Report on Form 10-Q for the period ended June 30,
                2001).

    10.5   --   Registrant's Deferred Compensation Plan (incorporated by
                reference to Exhibit 10.2 to Registrant's Quarterly Report on
                Form 10-Q for the period ended September 30, 2000).

    10.6   --   Form of Stock Option Award Agreement (incorporated by
                reference to Exhibit 10.5 to Registrant's Annual Report on Form
                10-K/A for the period ended December 31, 2001).

    10.7   --   Form of Deferred Stock Award Agreement (incorporated by
                reference to Exhibit 4.5 to the Registration Statement on Form
                S-8 filed with the Commission on November 17, 2000).

    10.8   --   Form of Restricted Stock Award Agreement (incorporated by
                reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2005).

    10.9   --   Letter Agreement between BKF and Levin Management Co., Inc.
                and each of Henry Levin and Frank Rango dated April 19, 2005
                (incorporated by reference to Exhibit 10.1 of Registrant's
                Report on Form 8-K dated April 22, 2005).

    10.10  --   Change in Control Agreement between BKF, Levin Management Co.,
                Inc. and Glenn A. Aigen dated June 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated June 6, 2005).

    10.11  --   Change in Control Agreement between BKF, Levin Management Co.,
                Inc. and Norris Nissim dated June 1, 2005 (incorporated by reference to Exhibit 10.2 of Registrant's Report on Form 8-K dated June 6, 2005).

    10.12  --   Retention Agreement between BKF, Levin Management Co., Inc. and
                Philip Friedman dated August 11, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August 16, 2005).

  Exhibit
  Number                               Description
  ------                               -----------

    10.13  --   First Amendment to Retention Agreement between BKF and Philip
                Friedman dated November 15, 2005 (incorporated by reference to
                Exhibit 10.1 of Registrant's Report on Form 8-K dated November
                16, 2005).

    10.14  --   Transition/Separation Agreement between BKF and John A. Levin dated as of August 23, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August
                24, 2005).

    10.15  --   First Amendment to Transition/Separation Agreement between BKF and John A. Levin dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated December 28, 2005).

    10.16  --   Employment Agreement between BKF and John C. Siciliano dated
                September 28, 2005 (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

    10.17  --   Letter Agreement, dated as of September 28, 2005, among BKF
                Capital Group, Inc., Levin Management Co., Inc. and Glenn A.
                Aigen (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

    10.18  --   Letter Agreement, dated as of September 28, 2005, among BKF
                Capital Group, Inc., Levin Management Co., Inc. and Norris
                Nissim (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

    10.19  --   Transition/Separation Agreement between BKF and Glenn A. Aigen dated December 20, 2005 (incorporated by reference to Exhibit
                10.6 of Registrant's Report on Form 10-Q for the period ended
                September 30, 2005).

    10.20  --   Separation Agreement and Release of All Claims between BKF and
                Henry Levin dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated
                December 22, 2005).

    10.21  --   Employment Agreement between BKF and Clarke Gray dated as of
                January 4, 2006 (incorporated by reference to Exhibit 10.1 of
                Registrant's Report on Form 8-K dated January 6, 2006).

    10.22  --   Transition/Separation Agreement between BKF and Norris Nissim dated May 5, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006).

    10.23  --   Separation Agreement between BKF and Philip Friedman dated
                July 24, 2006 (incorporated by reference to Exhibit 10.1 of
                Registrant's Report on Form 8-K dated July 24, 2006).

    10.24  --   Sublease Agreement between BKF and Daylight Forensics and
                Advisory LLC dated May 16, 2006 (incorporated by reference to
                Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006).

    10.25  --   First Amendment to the Sublease Agreement between BKF and
                Daylight Forensics and Advisory LLC dated May 16, 2006
                (incorporated by reference to Exhibit 10.1 of the Registrant's
                Quarterly Report on Form 10-Q for the period September 30,
                2006).

  Exhibit
  Number                               Description
  ------                               -----------

    10.26  --   Partial Surrender Agreement and Amendment between BKF and RCPI
                Landmark Properties, LLC dated November 22, 2006 (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10k for the period ended December 31, 2006).

    10.27  --   Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 18, 2006).

    10.28  --   Separation Agreement between BKF and John C. Siciliano dated
                October 31, 2006 (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10k for the period ended
                December 31, 2006).

    10.29  --   Separation Agreement between BKF and J. Clarke Gray dated
                October 31, 2006 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2006).

    10.30  --   Employment agreement with Marvin Olshan dated November 12,
                2007 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q for the period ended
                September 30, 2007).

    10.31  --   Employment agreement with Harvey J. Bazaar dated November 12,
                2007 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q for the period ended
                September 30, 2007).

    10.32  --   Employment agreement with J. Clarke Gray dated November 12,
                2007 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 10-Q for the period ended
                September 30, 2007).

    10.33  --   Employment agreement with J. Clarke Gray dated March 7, 2007
                (incorporated by reference to Exhibit 10.33 to Registrant's
                Annual Report on Form 10-K for the period ended December 31,
                2007).

    10.34  --   Agreement by and among BKF Capital Group, Inc., Catalyst Fund,
                L.P. and Steven N. Bronson, Harvey J. Bazaar, Marvin L.
                Olshan, Ronald LaBow and J. Clarke Gray, dated August 28, 2008
                (incorporated by reference to Exhibit 10.36 of the Company's
                Current Report on Form 8-K filed on September 2, 2008)

    10.35  --   Employment Agreement between BKF Capital Group, Inc. and
                Steven N. Bronson, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on October 14, 2008).

    10.36  --   Copy of Sublease, dated December , 2008, by and between BKF
                Capital Group, Inc. and 1st United, LLC (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on January 23, 2009).

    14.1   --   Registrant's Code of Ethics revised as of December 31, 2007
                (incorporated by reference to Exhibit 14.1 of the Company's
                Annual Report on Form 10-K filed on March 13, 2008).

    21.1   --   Subsidiaries of the Registrant (incorporated by reference to
                Exhibit 21.1 to the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000).

    23.1   --   Consent of Mark Baily & Company, LLP*

    23.2   --   Consent of Holtz Rubenstein Reminick LLP*

    31     --   Section 302 Certification of Principal Executive Officer*

    32     --   Section 906 Certification of Principal Financial Officer*

----------
*     Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BKF Capital Group, Inc.

                                                     /s/ Steven N. Bronson
                                                     --------------------------
                                                     Steven N. Bronson
                                                     President and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




/s/ Steven N. Bronson                                    /s/ Leonard Hagan
----------------------------                             ----------------------
Steven N. Bronson                                        Leonard Hagan
President and Chairman                                   Director
of the Board of Directors                                April 13, 2009
Principal Executive Officer
April 13, 2009

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page
                                                                                           Number
                                                                                           ------
Report of Independent Registered Public Accounting Firm -- Mark Bailey & Company, Ltd.       F-2
Report of Independent Registered Public Accounting Firm -- Holtz, Rubenstein Reminick LLP    F-3
Consolidated Statements of Financial Condition at December 31, 2008 and 2007                 F-4
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007         F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007         F-6
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 2008 and 2007                                                                 F-7
Notes to Consolidated Financial Statements                                                   F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of BKF Capital Group, Inc.

We have audited the accompanying consolidated statement of financial condition of BKF Capital Group, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. BKF Capital Group Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. and subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Mark Bailey & Company, Ltd.
Reno, Nevada

April 13, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
BKF Capital Group, Inc.

      We have audited the accompanying consolidated statements of financial condition of BKF Capital Group, Inc. and subsidiaries (the "Company") (a Delaware corporation) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company's will continue as a going concern. The Company experienced a total loss of assets under management and as a result the Company has had a significant decline in revenues in 2007 and no longer has an operating business. The Company continues to evaluate strategic alternatives: either commence a new business or liquidate. Historically, the Company has funded its cash and liquidity needs through cash generated from operations; however, in light of the above, the Company expects that cash generated from current operations will not be sufficient to fund operations and that the Company will use its existing working capital to fund operations. These factors, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HOLTZ RUBENSTEIN REMINICK LLP

New York, New York
March 6, 2008

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar amounts in thousands)

                                                                         December 31   December 31
                                                                            2008          2007
                                                                         -----------   -----------
Assets
Cash and cash equivalents                                                  $  1,551      $  1,161
U.S. Treasury Bills                                                          13,320        22,954
Royalty and other receivables                                                   783         1,728
Prepaid expenses and other assets                                               206         1,491
Fixed assets (net of accumulated depreciation of $314 in 2007)                   --            28
                                                                           --------      --------
   Total assets                                                            $ 15,860      $ 27,362
                                                                           ========      ========

Liabilities and stockholders' equity
Accrued expenses                                                           $    257      $  1,127
Accrued lease liability expense                                               4,077         5,439
                                                                           --------      --------
   Total liabilities                                                          4,334         6,566
                                                                           --------      --------
Commitments and Contingencies
Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and
  outstanding -- 7,973,216 shares                                          $  7,973      $  7,973
Additional paid-in capital                                                   68,269        76,243
Accumulated deficit                                                         (64,716)      (63,420)
                                                                           --------      --------
Total stockholders' equity                                                   11,526        20,796
                                                                           --------      --------
Total liabilities and stockholders' equity                                 $ 15,860      $ 27,362
                                                                           ========      ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                             Year Ended December 31,
                                                          ----------------------------
                                                              2008             2007
                                                          -----------      -----------
Income:
Royalties                                                 $     1,328      $     1,471

Non-operating income:
Net realized and unrealized gain on investments                    --              568
Interest income                                                   428            1,211
Other income                                                    1,053               --
                                                          -----------      -----------
   Total non-operating income                                   1,481            1,779
                                                          -----------      -----------

       Total income                                             2,809            3,250

Expenses:
Employee compensation and benefits (including equity
   grants of $0 and $405, respectively)                           766            1,777
Occupancy and equipment rental                                    700              829
Other operating expenses                                        2,170            4,664
Interest expense                                                  290              360
Restructuring costs                                               179            1,294
                                                          -----------      -----------

   Total expenses                                               4,105            8,924
                                                          -----------      -----------

Net loss                                                  $    (1,296)     $    (5,674)
                                                          ===========      ===========
(Loss) per share:
Basic and diluted                                         $     (0.16)     $     (0.71)
                                                          ===========      ===========
Weighted average shares outstanding basic and diluted       7,973,216        7,974,766
                                                          ===========      ===========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                                           Year Ended
                                                                                          December 31,
                                                                                      --------------------
                                                                                        2008      2007
                                                                                      -------      -------
Cash flows from operating activities:
Net (loss)                                                                            $(1,296)     $(5,674)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
   Depreciation and amortization                                                           --           60
   Loss on disposal of fixed assets                                                        28           --
   Expense for vesting of restricted stock, stock units and stock options                  --          405
   Decrease in U.S. Treasury Bills                                                      9,634        4,476
   Decrease in royalty and other receivables                                              945        2,251
   Decrease (increase) in prepaid expenses and other assets                             1,285          207
   (Decrease) in accrued expenses                                                        (870)        (879)
   (Decrease) in accrued commissions and profit sharing                                  --           (640)
   (Decrease) in accrued lease liability expense                                       (1,362)      (2,734)
                                                                                      -------      -------
Net cash provide by (used in) operating activities                                      8,364       (2,528)
                                                                                      -------      -------

Cash flows from financing activities:
   Distribution of capital                                                             (7,974)          --
                                                                                      -------      -------
Net cash (used in) financing activities                                                (7,974)          --
                                                                                      -------      -------

Net decrease in cash and cash equivalents                                                 390       (2,528)
Cash and cash equivalents at the beginning of the year                                  1,161        3,689
                                                                                      -------      -------
Cash and cash equivalents at the end of the year                                      $ 1,551      $ 1,161
                                                                                      =======      =======
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                $    --      $   127
                                                                                      =======      =======
Cash paid for taxes                                                                   $   149      $   731
                                                                                      =======      =======

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2008 and 2007
                             (Amounts in thousands)

                                                                      Additional
                                           Common       Paid-In       Retained      Unearned
                                           Stock        Capital       Earnings    Compensation     Total
                                           -----        -------       --------    ------------     -----
Balance at January 1, 2007                $  7,976      $ 75,883      $(57,184)     $    (48)     $ 26,627
Cumulative effect of applying the
provisions of FIN 48                            --            --          (562)           --          (562)
Forfeitures of restricted stock                 (3)          (40)           --            48             5
Grants of stock options                         --           400            --            --           400
Net loss                                        --            --        (5,674)           --        (5,674)
                                          --------      --------      --------      --------      --------
Balance at December 31, 2007              $  7,973      $ 76,243      $(63,420)     $     --      $ 20,796
Distribution of capital, $1 per share                     (7,974)           --        (7,974)
Net loss                                                                (1,296)           --        (1,296)
                                          --------      --------      --------      --------      --------
Balance at December 31, 2008              $  7,973      $ 68,269      $(64,716)     $     --      $ 11,526
                                          ========      ========      ========      ========      ========


                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

      BKF Capital Group, Inc. (the "Company") operates through a wholly-owned subsidiary, BKF Management Co., Inc. and its subsidiaries, all of which are referred to as "BKF." The Company trades on the over the counter market under the symbol ("BKFG"). Currently, the Company is seeking to consummate an acquisition, merger or business combination with an operating entity to enhance BKF's revenues and increase shareholder value.

      The consolidated financial statements of BKF include its wholly-owned subsidiaries BKF Asset Management, Inc., ("BAM"), BAM's two wholly-owned subsidiaries, BKF GP Inc. ("BKF GP") and LEVCO Securities, Inc. ("LEVCO Securities"). All intercompany accounts have been eliminated.

      BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. BAM had no operations during 2008.

      As previously disclosed in the Company's 2007 financial statements, management indicated an intent to possibly liquidate the Company which raised substantial doubt about the Company's ability to continue as a going concern. On September 19, 2008, there was a change in management of the Company, and since that date, management no longer has any intention to liquidate the Company and plans to meet its current obligations from interest on its cash, income on its treasury bills and royalties from a departed portfolio manager. To the extent such revenues are insufficient to pay expenses, the Company shall utilize its cash on hand to meet its obligations. Accordingly, the 2008 financial statements do not reflect any substantial doubt about the Company's ability to continue as a going concern.

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

Revenue Recognition

      Under an agreement with a former partner, BKF is entitled to 15% of the annual revenues collected from carry-over clients by this former partner which are generated based on the utilization of the same investment strategy used previously with respect to such clients at BKF (the "Royalties"). This agreement is in effect through September 30, 2010. Royalties are paid to BKF on a quarterly basis following the former partner's actual collection of revenue. The Company believes that these Royalties are fully collectible and therefore has not recorded any reserves against the related receivable.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

Cash, Cash Equivalents and U.S. Treasury Bills

      The Company treats all United States Treasury Bills with maturities at acquisition of three months or less as cash equivalents. Investments in U.S. Treasury Bills with maturities at acquisition that are greater than three months are considered held-to-maturity securities and are stated at amortized cost which approximates fair value. As of December 31, 2008 and 2007, the U.S. Treasury Bills had maturities within one year. Investments in money market funds are valued at net asset value. The Company maintains substantially all of its cash, cash equivalents and U.S. Treasury Bills invested in interest bearing instruments at two nationally recognized financial institutions, which at times may exceed federally insured limits. As a result the Company is exposed to credit risk related to the money market funds and the market rate inherent in both the U.S. Treasury Bills and the money market funds.


Investments in Affiliated Investment Partnerships

      BKF GP served as the managing general partner for several affiliated investment partnerships ("AIP"), which primarily engaged in the trading of publicly traded equity securities, and in the case of one partnership, distressed corporate debt. Currently all AIP activities have been terminated and BKF GP is in the process of dissolving those partnerships.


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

      The Company and its subsidiaries file consolidated Federal and combined state and local tax returns. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company has settled examination issues with New York State and New York City related to income allocation for the years 1999-2004. New York State has recently commenced an audit of the years 2005-2007.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

Income Taxes (continued)

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a valuation reserve of approximately $20.4 million and $22.9 million against its net deferred tax asset as of December 31, 2008 and December 31, 2007, respectively. The Company believes that it is not likely that this deferred tax benefit will be utilized within the statutory period allowed.

      Tax receivable amounts of approximately $297,000 and $1.2 million as of December 31, 2008 and 2007, respectively, represent cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid and are included in accounts receivable. These amounts, plus additional interest were received during 2008 and early 2009.


Certain Reclassifications

      Certain amounts previously reported may have been reclassified to conform to the current year financial statement presentation. Such reclassifications did not affect net income or stockholders' equity.


Earnings Per Share

      The Company accounts for Earnings Per Share under SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income
(loss) by the total of the weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings (loss) per share is computed using the treasury stock method.

      In calculating diluted (loss) per share for the years ended December 31, 2008 and 2007, -0- and 450,000 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

Fair Values of Financial Instruments

      Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2008 and 2007. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. The U.S. Treasury Bills have been valued using level 1 inputs under SFAS No. 157, "Fair Value Measurements". In April 2007, SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not elect to use the fair value option.


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


Recent Accounting Developments

      In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) may have an effect on the Company's financial statements.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

2.  Concentrations

      On October 3, 2008, the Emergency Economic Stabilization Act of 2008 increased the insurance coverage offered by the Federal Deposit Insurance Corporation (FDIC) from $100,000 to $250,000 per depositor. This limit is anticipated to return to $100,000 after December 31, 2009. Additionally, under the FDIC's Temporary Liquidity Guarantee Program, amounts held in non-interest bearing transaction accounts at participating institutions are fully guaranteed by the FDIC through December 31, 2009. The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate during the year and can exceed this $250,000 limit. Management regularly monitors the financial institution, together with its cash balances, and tries to keep this potential risk to a minimum.


3.  Related Party Transactions

Royalties

      Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of $1.3 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively,


4.  Accrued Lease Liability Expense

      In September 2001, BKF entered into a 10 year lease agreement with Levin Management Co. Inc. under which they agreed to lease several floors of a building located at One Rockefeller Plaza in New York City. Subsequent to that agreement, the Company determined that they did not need all of the space and surrendered some of the space back to the landlord and sublet other portions.

      During 2003, BKF surrendered approximately 20,000 square feet of office space back to the landlord and agreed to pay the landlord monthly payments through September 2011 (the end date of the original lease). The present value of the remaining payments was recorded as a lease liability.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

      During 2006, BKF vacated additional office space under the lease and subleased this space to another company. The sublease was executed at a rate which was below the rate of the existing primary lease obligation. As a result, the Company recorded additional lease reserves to account for the lease obligation, less sublease payments expected.

      The lease liability will be reduced as monthly rent payments are made to the landlord, net of any sublease income received.

      As of December 31, 2008 and 2007, the lease liability was $4.1 million and $5.4 million, respectively.

      At December 31, 2008, the minimum annual rental commitments, including escalation and taxes under the operating lease and related sublease income are as follows (dollar amounts in thousands):


                                     Minimum
                                      Annual
                                      Rental        Sublease
                                     Payments        Income           Net
                                     --------       --------       --------
   2009                              $  3,437       $ (1,659)      $  1,778
   2010                                 3,437         (1,659)         1,778
   2011                                 2,577         (1,244)         1,333
   2012                                   --             --             --
                                     --------       --------       --------

   Total minimum payments required   $  9,451       $ (4,562)      $  4,889
                                     ========       ========       ========

      Subrental income, which was applied against the accrued lease liability was $1.6 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively.


5.  Stock-Based Compensation Plans

      In December 1998, the shareholders of BKF approved an Incentive Compensation Plan ("Compensation Plan"), which was amended in May 2001 that allows the Company to pay officers and employees part of their compensation in restricted stock units ("RSU"), restricted stock and other forms of equity-based compensation, including stock options. At December 31, 2008, the awards authorized and available for future grants under the Compensation Plan were 2,600,000 and 681,636, respectively. All awards are issued at the discretion of BKF's Compensation Committee.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

A.   Restricted Stock

      Restricted stock activity for the year ended December 31, 2007 is as follows:


                                                        Restricted
                                                          Stock
                                                        ----------

   Outstanding balance at January 1, 2007                  20,116
   Delivered                                              (16,991)
   Forfeited                                               (3,125)
                                                         --------
   December 31, 2007                                          --
                                                         ========


      Employee compensation expenses related to restricted stock for the years ended December 31, 2007 was approximately $48,000. There was no activity related to restricted stock in 2008.


B.  Non-Qualified Stock Options

      Stock option activity for the years ended December 31, 2008 and 2007 is summarized below:


                                        Shares
                                        Under            Weighted-Avg.
                                        Option           Exercise Price
                                        ------           --------------
   Outstanding balance at:
   January 1, 2007                      300,000             $ 18.08
   Granted                              450,000                2.74
   Forfeited                           (300,000)             (18.08)
                                        -------             -------

   December 31, 2007                    450,000             $  2.74
   Granted                                 --
   Forfeited                           (450,000)            $  2.74
                                        -------             -------
   December 31, 2008                       --                   --
                                        =======             =======

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

      There was $400,000 of compensation cost related to non-qualified stock options recognized in operating results (included in employee compensation and benefits expenses) for the year ended December 31, 2007. There was none recognized for the year ended December 31, 2008.

      The fair value of each option award was estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility was based on historical volatilities from the public trading price of BKF stock. The Company used a 5 year option life as the expected term for the options granted in 2007. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option was based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for non-qualified stock options consistent with the requirements of SFAS No. 123R for the year ended December 31, 2007. There were no option grants during 2008.


                                              2007
                                            -------
   Expected dividend yield                    0.00%
   Expected volatility                       33.36%
   Risk-free interest                         3.84%
   Expected term                            5 years
   Fair value                                $ 0.81


6.    Distribution of Capital

      The Company's Board of Directors declared a $1 per share distribution of capital to all shareholders of record as of July 8, 2008, which was paid on July 22, 2008.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

7.    Income Taxes

      As of December 31, 2008 the Company has a net operating loss carryforward of approximately $47.4 million, the utilization of which may be limited under IRS code section 382 due to changes in the ownership of the Company's stock. Since it is not likely that deferred tax assets will be realized, no current tax credit was recognized. Deferred tax assets arise from the future tax benefit on deferred and non-cash compensation, lease amendment loss and depreciation. Deferred tax liabilities arise from state and local taxes.

      As a result of the adoption of FIN 48 in 2007, the Company recognized a liability for taxes and interest of approximately $562,000. The liability was a result of exposure to state income reallocation for years that were then still subject to audit and was based on the results of an audit of previous years. During 2008, the Company settled the examination issue with New York State and New York City for the years 2002, 2003 and 2004 and as a result reversed an over accrual of approximately $400,000 into other operating expense.

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):


                                            Year Ended
                                           December 31,
                                      ----------------------
                                        2008          2007
                                      --------      --------

Deferred tax assets:
Compensation                          $   --        $    541
Lease reserve                            1,716         2,447
Net operating loss carryforward         19,962        20,211
                                      --------      --------
   Gross deferred tax asset           $ 21,678      $ 23,199
                                      --------      --------
Deferred tax liabilities:
Deferred state income taxes             (1,280)         (275)
                                      --------      --------
   Gross deferred tax liabilities       (1,280)         (275)
                                      --------      --------
   Net deferred tax asset               20,398        22,924
   Valuation reserve                   (20,398)      (22,924)
                                      --------      --------
                                      $    --       $    --
                                      ========      ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

      A reconciliation of income tax expense (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):


                                                   Year Ended December 31,
                                                   -----------------------
                                                      2008         2007
                                                    -------      -------

Expected income tax (benefit)                       $  (454)     $(1,986)
Increase/Decrease in income tax resulting from:
State and local taxes, net                             (261)        (547)
Change in state effective tax rate                    2,276         --
Other temporary differences                            (834)        --
Change in prior year net operating loss               1,799         --
Change in valuation reserve                          (2,526)       2,533
                                                    -------      -------
Income tax expense                                  $  --        $  --
                                                    =======      =======


8.    Restructuring Expenses

      During 2006, the Company established a restructuring reserve to account for termination costs associated with employee separation agreements, losses incurred in subleasing excess office space including the write-off of leaseholds and equipment related to those subleases and the write-off of the goodwill balance. A summary of the 2007 restructuring expenses follows (dollar amounts in millions):


                                   Charged    Paid or  Remaining
                                  to Expense  Settle   Liability
                                  ----------  -------  ---------

   Employee termination costs       $   .5     $  1.6    $  --
   Lease and fixed asset costs          .4        1.5       3.0
   Goodwill impairment                  .4         .4       --
                                    ------     ------    ------
   Year ended December 31, 2007     $  1.3     $  3.5    $  3.0
                                    ======     ======    ======


      During the year ended December 31, 2008, the Company incurred $179,000 in restructuring costs and the remaining restructuring liability relating to leases has been combined with the lease liability reserve discussed in Note 4, above. To date, there have been minimal additional charges related to this item.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

9.  Commitments and Contingencies

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

      The Company is a defendant in a lawsuit seeking damages in the amount of approximately $600,000. The complaint was filed in the Supreme Court of New York and alleges unjust enrichment. The Company is vigorously defending the lawsuit. The Company has no specific reserve for this action.