Form 10-Q
period 2009-03-31
BKF CAPITAL GROUP INC
filed 2009-05-14
CIK 9235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2009.

                                       or

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

          For the transition period from              to
                                          -----------    ----------


                         Commission file number: 1-10024


                             BKF Capital Group, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    36-0767530
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


          1 North Federal Highway, Suite 201 Boca Raton, Florida 33432
          ------------------------------------------------------------
              (Address of Principal Executive Office) (Zip Code)


                                 (561) 362-5385
              --------------------------------------------------
              (Registrant's telephone number including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   [X] Yes  [ ] No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                   [X] Yes  [ ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

     Large accelerated filer [ ]               Accelerated filer         [ ]

     Non-accelerated filer   [ ]               Smaller reporting company [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                   [X] Yes  [ ] No


      As of May 14, 2009, 7,973,216 shares of the registrant's common stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

               Consolidated Statements of Financial Condition as of
               March 31, 2009 (unaudited) and December 31, 2008                3

               Consolidated Statements of Operations for the
               Three Months Ended March 31, 2009 and 2008 (unaudited)          4

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2009 and 2008 (unaudited)                5

               Notes to Interim Condensed Consolidated Financial Statements    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

Item 4T.  Controls and Procedures                                             12

Part II.  Other Information                                                   13

Item 1.   Legal Proceedings                                                   13

Item 5.   Other Information                                                   13

Item 6.   Exhibits                                                            13

Signatures                                                                    13

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar amounts in thousands)

                                                                          March 31,   December 31,
                                                                            2009          2008
                                                                         -----------  ------------
                                                                         (unaudited)
Assets
Cash and cash equivalents                                                  $ 15,003     $  1,551
U.S. Treasury bills                                                            --         13,320
Investment advisory trailer fees and other receivables                          311          783
Prepaid expenses and other assets                                               212          206
                                                                           --------     --------
        Total assets                                                       $ 15,526     $ 15,860
                                                                           ========     ========


Liabilities and stockholders' equity
Accrued expenses                                                           $    181     $    257
Lease liability                                                                 138         --
Accrued lease liability expense                                               3,737        4,077
                                                                           --------     --------
        Total liabilities                                                     4,056        4,334
                                                                           --------     --------

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and
  outstanding -- 7,973,216 shares                                             7,973        7,973
Additional paid-in capital                                                   68,269       68,269
Accumulated deficit                                                         (64,772)     (64,716)
                                                                           --------     --------
     Total stockholders' equity                                              11,470       11,526
                                                                           --------     --------
Total liabilities and stockholders' equity                                 $ 15,526     $ 15,860
                                                                           ========     ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                 2009            2008
                                              -----------     -----------
Operating income:
Royalties                                     $       174     $       498

Non-operating income:
Interest income                                        18             271
Other income                                           54            --
                                              -----------     -----------
     Total revenues                                   246             769
                                              -----------     -----------

Expenses:
Employee compensation and benefits                     40             206
Occupancy and equipment rental                         64             170
Other operating expenses                              125             655
Interest expense                                       73             173
Restructuring costs                                  --                21
                                              -----------     -----------
     Total expenses                                   302           1,225


Net loss                                      $       (56)    $      (456)
                                              ===========     ===========

Net loss per share:
Basic and Diluted                             $     (0.01)    $     (0.06)
                                              -----------     -----------

Weighted average common shares outstanding      7,973,216       7,973,216
                                              ===========     ===========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   ---------------------
                                                                                     2009         2008
                                                                                   --------     --------
Cash flows from operating activities
Net loss                                                                           $    (56)    $   (456)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Changes in operating assets and liabilities:
     Decrease (increase) in U.S. treasury bills                                      13,320         (188)
     Decrease (increase) in royalty and other receivables                               472          (42)
     Decrease (increase) prepaid expenses and other assets                               (6)         561
     Increase (decrease) in accrued expenses                                            (76)           8
     Decrease in accrued lease liability expense                                       (340)        (124)
     Increase in other liabilities                                                      138         --
                                                                                   --------     --------

Net cash provided by (used in) operating activities                                  13,452         (241)
                                                                                   --------     --------


Net increase (decrease) in cash and cash equivalents                                 13,452         (241)
Cash and cash equivalents at the beginning of the period                              1,551        1,161
                                                                                   --------     --------

Cash and cash equivalents at the end of the period                                 $ 15,003     $    920
                                                                                   ========     ========

Supplemental disclosure of cash flow information
Cash paid for interest                                                             $   --       $   --
                                                                                   ========     ========

Cash paid for income taxes                                                         $   --       $     21
                                                                                   ========     ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

     The unaudited condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2008.

     In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.


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

     The consolidated financial statements of BKF include its wholly-owned subsidiaries BKF Asset Management, Inc., ("BAM"), BAM's two wholly-owned subsidiaries, BKF GP Inc. ("BKF GP") and LEVCO Securities, Inc. ("LEVCO Securities"). All inter-company accounts have been eliminated. All adjustments necessary for a fair statement of results for the interim period have been made and all such adjustments were of a normal recurring nature.

      BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. BAM had no operations during the three months ended March 31, 2009 and the year ended December 31, 2008.


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

                                   (Unaudited)



Cash, Cash Equivalents and U.S. Treasury Bills

     The Company treats all United States Treasury Bills with maturities at acquisition of three months or less as cash equivalents. Investments in U.S. Treasury Bills with maturities at acquisition that are greater than three months are considered held-to-maturity securities and are stated at amortized cost which approximates fair value. As of March 31, 2009, the Company no longer held any U.S. Treasury Bills. Investments in money market funds are valued at net asset value. The Company maintains substantially all of its cash and cash equivalents in interest bearing instruments at two nationally recognized financial institutions, which at times may exceed federally insured limits. As a result the Company is exposed to credit risk related to the money market funds and the market rate inherent in the money market funds.


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


Income Taxes

     The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company has also adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48).

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

     Included in other receivables as of December 31, 2008, were tax receivable amounts of approximately $297,000, which represented cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid. This amount, plus additional interest, was received in the first quarter of 2009.


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

     In calculating diluted (loss) per share for the three months ended March 31, 2009 and 2008, zero and 450,000 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.


Fair Values of Financial Instruments

     Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at March 31, 2009 and December 31, 2008.

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


Recent Accounting Developments

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) did not have any effect on the Company's financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements ("SFAS 160"). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The adoption of SFAS 160 did not have any effect on the Company's financial statements.

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


3.  Related Party Transactions

Royalties

     Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of $174,000 and $498,000 for the three months ended March 31, 2009 and 2008, respectively,


4.  Accrued Lease Liability Expense

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

     As of March 31, 2009 and 2008, the lease liability was $3.7 million and $4.1 million, respectively, based on a present value presumption.


5.  Commitments and Contingencies

     The Company is a defendant in a lawsuit seeking damages in the amount of approximately $600,000. The complaint was filed in the Supreme Court of New York and alleges unjust enrichment. The Company is vigorously defending the lawsuit. The Company has no specific reserve for this action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF Capital Group, Inc. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2008, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

     The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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


Income

     Total income for the three months ended March 31, 2009 was $246,000, reflecting a decrease of 68% from $769,000 in the same period in 2008. This decrease is primarily attributable to a decrease in interest income, due to a decrease in the amount of outstanding Treasury Bills owned by the Company as well as lower interest rates, as compared to the prior period.


Expenses

     Total expenses for the three months ended March 31, 2009 were approximately $302,000, reflecting a decrease of 75% from $1.2 million in expenses in the same period in 2008. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.


Operating Loss

     Operating loss for the three months ended March 31, 2009 was $56,000, as compared to an operating loss of $456,000 in the same period in 2008.


LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of March 31, 2009 consist primarily of cash, receivables and security deposits.

     While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities will not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

     At March 31, 2009, BKF had cash and cash equivalents of $15.0 million, compared to $14.9 million of cash, cash equivalents and U.S Treasury bills at December 31, 2008.


OFF BALANCE SHEET RISK

     There has been no material change with respect to the off balance sheet risk incurred by the Company since March 31, 2009.


Item 4T.   Controls and Procedures

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


Item 5.   Other Information

     Effective January 1, 2009, the Company licensed a portion of its office space, located at 1 North Federal Highway, Suite 201, Boca Raton, Florida 33432, to three companies affiliated with Steven N. Bronson who is BKF's Chairman and President. Specifically, BKF licensed offices space and use of facilities to Catalyst Financial, LLC, 4net Software, Inc. and Ridgefield Acquisition Corp. for monthly fees of, $500, $100 and $100, respectively. Each of the licenses are on a month to month basis. Steven N. Bronson is the owner and principal of Catalyst Financial LLC ("Catalyst Financial"), a broker dealer registered with the United Stated Securities and Exchange Commission that provides investment banking and private placement services. Mr. Bronson is also the President and majority shareholder of 4net Software, Inc. and Ridgefield Acquisition Corp., both publicly traded companies.


Item 6.   Exhibits

  31       Section 302 Certification of Principal Executive Officer

  32       Section 906 Certification of Principal Executive Officer



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2009


                                            BKF CAPITAL GROUP, INC.



                                            By: /s/ Steven N. Bronson
                                                -------------------------------
                                                Steven N. Bronson, President
                                                (Principle Executive Officer),
                                                as Registrant's duly authorized
                                                officer