Form 10-Q
period 2009-06-30
BKF CAPITAL GROUP INC
filed 2009-08-14
CIK 9235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2009.

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

     Large accelerated filer [ ]               Accelerated filer         [ ]

     Non-accelerated filer   [ ]               Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                   [X] Yes  [ ] No

      As of August 13, 2009, 7,973,216 shares of the registrant's common stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

               Consolidated Statements of Financial Condition as of
               June 30, 2009 (unaudited) and December 31, 2008                 3

               Consolidated Statements of Operations for the Three
               and Six Months Ended June 30, 2009 and 2008 (unaudited)         4

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2009 and 2008 (unaudited)             5

               Notes to Interim Condensed Consolidated Financial Statements    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               11

Item 4T.  Controls and Procedures                                             14

Part II.  Other Information                                                   14

Item 1.   Legal Proceedings                                                   14

Item 5.   Other Information                                                   15

Item 6.   Exhibits                                                            16

Signatures                                                                    16

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (Dollar amounts in thousands)

                                                                                 June 30,      December 31,
                                                                                   2009            2008
                                                                               -------------   ------------
                                                                                (unaudited)
                                               Assets

Cash and cash equivalents                                                       $    14,531    $     1,551
U.S. Treasury bills                                                                     --          13,320
Royalty and other receivables                                                           199            783
Prepaid expenses and other assets                                                       229            206
                                                                                -----------    -----------
        Total assets                                                            $    14,959    $    15,860
                                                                                ===========    ===========


                                   Liabilities and stockholders' equity

Accrued expenses                                                                         26            257
Lease liability                                                                         138            --
Accrued lease liability expense                                                       3,356          4,077
                                                                                -----------    -----------
        Total liabilities                                                       $     3,520    $     4,334
                                                                                -----------    -----------

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and
  outstanding -- 7,973,216 shares                                                     7,973          7,973
Additional paid-in capital                                                           68,269         68,269
Accumulated deficit                                                                 (64,803)       (64,716)
                                                                                -----------    -----------
     Total stockholders' equity                                                      11,439         11,526
                                                                                -----------    -----------
Total liabilities and stockholders' equity                                      $    14,959    $    15,860
                                                                                ===========    ===========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended              Six Months Ended
                                                         June 30,                         June 30,
                                                ---------------------------     ---------------------------
                                                    2009            2008            2009            2008
                                                -----------     -----------     -----------     -----------
Operating income:
Royalties                                       $       161     $       294     $       336     $       792

Non Operating Income
Interest income                                          18             221              36             492
Other income                                              2              --              56              --
                                                -----------     -----------     -----------     -----------
     Total revenues                                     181             515             428           1,284
                                                -----------     -----------     -----------     -----------
Expenses:
Employee compensation and benefits                       50             176              91             382
Occupancy and equipment rental                           11             238              75             408
Other operating expenses                                 78            (149)            203             506
Interest expense                                         73              73             146             246
Restructuring costs                                      --              21              --              42
                                                -----------     -----------     -----------     -----------
     Total expenses                                     212             359             515           1,584
                                                -----------     -----------     -----------     -----------

     Net profit/(loss)                                  (31)             156             (87)           (300)
                                                ===========      ===========     ===========     ===========
Net profit/(loss) per share:
Basic and Diluted                                $     (0.01)    $      0.02     $     (0.01)    $     (0.04)
                                                 -----------     -----------     -----------     -----------
Weighted average common shares outstanding         7,973,216       7,973,216       7,973,216       7,973,216
                                                ============     ===========     ===========     ===========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                 ------------------------
                                                                                   2009            2008
                                                                                 --------        --------
Cash flows from operating activities
Net loss                                                                         $    (87)       $   (300)
 Loss on disposal of fixed assets                                                      --              27
(Decrease) Increase in Accrued Restructuring Costs                                     --            (219)
 Changes in operating assets and liabilities:
    (Increase)Decrease in U.S. treasury bills                                      13,320            (260)
     Decrease in investment advisory trailer fees and other receivable                584              13
    (Increase)Decrease in prepaid expenses and other assets                           (23)            466
    (Decrease) in accrued expenses                                                   (231)           (498)
    (Decrease) in accrued lease liability expense                                    (721)             --
     Increase in other liabilities                                                    138              --
    (Decrease) in accrued lease amendment expense                                      --            (220)
                                                                                 --------        --------

(Net cash (used in) operating activities                                           12,980            (991)
                                                                                 --------        --------

Net decrease in cash and cash equivalents                                          12,980            (991)
Cash and cash equivalents at the beginning of the period                            1,551           1,161
                                                                                 --------        --------
Cash and cash equivalents at the end of the period                               $ 14,531        $    170
                                                                                 ========        ========

Cash paid for income taxes                                                       $     --        $    116
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

BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. BAM had no operations during the three months ended June 30, 2009 and the year ended December 31, 2008.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

                                   (Unaudited)


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

Cash, Cash Equivalents and U.S. Treasury Bills

The Company treats all United States Treasury Bills with maturities at acquisition of three months or less as cash equivalents. Investments in U.S. Treasury Bills with maturities at acquisition that are greater than three months are considered held-to-maturity securities and are stated at amortized cost which approximates fair value. As of June 30, 2009, the Company no longer held any U.S. Treasury Bills. Investments in money market funds are valued at net asset value. The Company maintains substantially all of its cash and cash equivalents in interest bearing instruments at two nationally recognized financial institutions, which at times may exceed federally insured limits. As a result the Company is exposed to credit risk related to the money market funds and the market rate inherent in the money market funds.

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

The Company and its subsidiaries file consolidated Federal and combined state and local tax returns. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company has settled examination issues with New York State and New York City related to income allocation for the years 1999-2004. New York State has recently commenced an audit of the years 2005-2007.

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

In calculating diluted (loss) per share for the three months ended June 30, 2009 and 2008, zero and 450,000 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at June 30, 2009 and December 31, 2008.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

3. Related Party Transactions

Royalties

Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of $161,000 and $294,000 for the three months ended June 30, 2009 and 2008, respectively and $336,000 and $792,000 for the six months ended June 30, 2009 and 2008, respectively,

4. Accrued Lease Liability Expense

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

As of June 30, 2009 and 2008, the lease liability was $3.4 million and $4.1 million, respectively, based on a present value presumption.

5. Commitments and Contingencies

The Company is a defendant in a lawsuit seeking damages in the amount of approximately $600,000. The complaint was filed in the Supreme Court of New York and alleges unjust enrichment. The Company is vigorously defending the lawsuit. The Company has no specific reserve for this action.

The Company is a defendant in a lawsuit seeking damages in the amount of approximately $171,000. The complaint was filed in the Supreme Court of New York and alleges breach of contract. The Company is vigorously defending the lawsuit. The Company has no specific reserve for this action.

6. Subsequent Events

During the period July 2, 2009 through July 13, 2009, the registrant acquired a total of 500,000 shares of FCStone Group, Inc. ("FCStone") common stock in open market transactions at an average price of approximately $3.97 per share or an aggregate amount of approximately $1,985,000.

Previously the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 7, 2009 through July 6, 2010. As of August 13, 2009, the Company had made no repurchases.

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

Income

     Total income for the three months ended June 30, 2009 was $181,000, reflecting a decrease of 65% from $515,000 in the same period in 2008. This decrease is primarily attributable to a decrease in interest income, due to a decrease in the amount of outstanding Treasury Bills owned by the Company as well as lower interest rates, as compared to the prior period.

     Total income for the six months ended June 30, 2009 was $428,000, reflecting a decrease of 67% from 1,284,000 in the same period in 2008. This decrease is primarily attributable to a decrease in interest income, due to a decrease in the amount of outstanding Treasury Bills owned by the Company as well as lower interest rates, as compared to the prior period.

Expenses

     Total expenses for the three months ended June 30, 2009 were approximately $212,000, reflecting a decrease of 41% from $359,000 in expenses in the same period in 2008. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.

     Total expenses for the six months ended June 30, 2009 were approximately $515,000, reflecting a decrease of 67% from $1.584 million in expenses in the same period in 2008. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.


Operating Loss

     Operating loss for the three months ended June 30, 2009 was $31,000, as compared to an operating profit of $156,000 in the same period in 2008. Operating loss for the six months ended June 30, 2009 was $87,000, as compared to an operating loss of $300,000 in the same period in 2008. Despite a 65% reduction of revenue (royalty and interest income) during the three months ended June 30, 2009, management was able to reduce operating expenses by 41% and continue to preserve the Company's assets.


LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of June 30, 2009 consist primarily of cash, receivables and security deposits.

     While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities will not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

     At June 30, 2009, BKF had cash and cash equivalents of $14.5 million, compared to $14.9 million of cash, cash equivalents and U.S Treasury bills at December 31, 2008.

OFF BALANCE SHEET RISK

     There has been no material change with respect to the off balance sheet risk incurred by the Company since June 30, 2009.


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

     The Company is a defendant in a lawsuit for claims for alleged services in the amount of approximately $171,000. The complaint was filed in the New York State Supreme Court, New York County and is entitled: Thomson Financial, LLC v. BKF Asset Management, Inc. and assigned Index No. 601390/09. In the action Thomson Financail alleges a claim for breach of contract against BAM for alleged goods and services delivered to BAM. The Company is vigorously defending this action. The Company has not recorded a liability reserve because the Company does not believe it will be held liable in the action.

     The Company's management is unaware of any other material existing or pending legal proceedings or claims against the Company.

Item 5.   Other Information

     On June 30, 2009 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 7, 2009 through July 6, 2010. As of August 13, 2009, the Company had made no repurchases of its common stock.


Subsequent Event

     During the period July 2, 2009 through July 13, 2009, the registrant acquired a total of 500,000 shares of FCStone Group, Inc. ("FCStone") common stock in open market transactions at an average price of approximately $3.97 per share or an aggregate amount of approximately $1,985,000.

     FCStone is a financial services firm that provides risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. FCStone is headquartered in Kansas City, Missouri and its common stock trades on the NASDAQ Market under the symbol "FCSX." On July 2, 2009, FCStone and International Assets Holding Corporation ("IAAC") announced that they had signed a definitive agreement to merge in a share swap that creates a combined company with a market capitalization of approximately $260 million. Pursuant to the merger agreement FCStone shareholders will receive 0.2950 shares of IAAC common stock for each share of FCStone common stock held, thus valuing FCStone shares at approximately $4.64 as of July 2, 2009. IAAC is a financial services firm focused on select international securities, foreign exchange and commodities markets. IAAC commits its capital and expertise to market-making and trading of international financial instruments, currencies and commodities. IAAC's activities are currently divided into five functional areas -- international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management. IAAC is headquartered in New York, New York and its securities trade on the NASDAQ Market under the symbol "IAAC."

Item 6.   Exhibits

  31       Section 302 Certification of Principal Executive Officer

  32       Section 906 Certification of Principal Executive Officer



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2009


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