Form 10-Q
period 2009-09-30
BKF CAPITAL GROUP INC
filed 2009-11-13
CIK 9235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 2009.

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


                                 (561) 362-4199
              --------------------------------------------------
              (Registrant's telephone number including area code)


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

     Large accelerated filer [ ]               Accelerated filer         [ ]

     Non-accelerated filer   [ ]               Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                   [X] Yes  [ ] No


      As of November 11, 2009, 7,973,216 shares of the registrant's common stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

               Consolidated Statements of Financial Condition as of
               September 30, 2009 (unaudited) and December 31, 2008            3

               Consolidated Statements of Operations for the Three and Nine
               Months Ended September 30, 2009 and 2008 (unaudited)            4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2009 and 2008 (unaudited)            5

               Notes to Interim Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               11

Item 4T.  Controls and Procedures                                             13

Part II.  Other Information                                                   14

Item 1.   Legal Proceedings                                                   14

Item 5.   Other Information                                                   15

Item 6.   Exhibits                                                            15

Signatures                                                                    15

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                             BKF CAPITAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (Dollar amounts in thousands)

                                                                               September 30,   December 31,
                                                                                   2009           2008
                                                                               -------------   ------------
                                                                                (unaudited)     (audited)
                                               Assets

Cash and cash equivalents                                                       $    12,261    $     1,551
Securities                                                                            2,358             --
U.S. Treasury bills                                                                      --         13,320
Royalty and other receivables                                                           238            783
Prepaid expenses and other assets                                                       225            206
                                                                                -----------    -----------
        Total assets                                                            $    15,082    $    15,860
                                                                                ===========    ===========


                                   Liabilities and Stockholders' Equity

Accrued expenses                                                                $        57     $      257
Lease liability                                                                         138             --
Accrued lease liability expense                                                       3,015          4,077
                                                                                -----------    -----------
        Total liabilities                                                       $     3,210     $    4,334
                                                                                -----------    -----------

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and
  outstanding -- 7,973,216 shares                                                     7,973          7,973
Additional paid-in capital                                                           68,269         68,269
Accumulated deficit                                                                 (64,789)       (64,716)
Accumulated other comprehensive income                                                  419             --
                                                                                -----------    -----------
     Total stockholders' equity                                                      11,872         11,526
                                                                                -----------    -----------
Total liabilities and stockholders' equity                                      $    15,082    $    15,860
                                                                                ===========    ===========

                             See accompanying notes

                             BKF CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                              --------------------------     ---------------------------
                                                  2009           2008            2009            2008
                                              -----------    -----------     -----------     -----------
Operating income:

Royalties                                     $       189    $       250     $       524     $     1,042
Realized Gains                                         18             --              18              --

Non Operating Income
Interest income                                         4            123              40             615
Other income                                            2            916              58             916
                                              -----------    -----------     -----------     -----------
     Total revenues                                   213          1,289             640           2,573
                                              -----------    -----------     -----------     -----------
Expenses:
Employee compensation and benefits                     52            334             143             716
Occupancy and equipment rental                         28            202             103             610
Other operating expenses                               45          1,259             248           1,765
Interest expense                                       72            131             219             377
Restructuring costs                                    --            137              --             179
                                              -----------    -----------     -----------     -----------
     Total expenses                                   197          2,063             713           3,647
     Net income/(loss)                                 16           (774)            (73)         (1,074)
     State and local income taxes                      --            152              --             152
                                              -----------    -----------     -----------     -----------
Net income/(loss)                                      16           (926)            (73)         (1,226)
                                              ===========    ===========     ===========     ===========
Other Comprehensive Income/Loss
  Unrealized gain (loss)
    On securities                                     419             --             419
                                              -----------    -----------     -----------     -----------
Other Comprehensive Income                            435           (926)            346          (1,226)
                                              ===========    ===========     ===========     ===========
Net income/(loss) per share:
Basic and Diluted                             $      0.00    $     (0.12)    $     (0.01)    $     (0.15)
                                              -----------    -----------     -----------     -----------
Weighted average common shares outstanding      7,973,216      7,973,216       7,973,216       7,973,216
                                              ===========    ===========     ===========     ===========

                             See accompanying notes

                             BKF CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          ---------------------
                                                                            2009         2008
                                                                          --------     --------
Cash flows from operating activities
Net loss                                                                  $    (73)    $ (1,226)
Loss on disposal of fixed assets                                                --           28
Gain on sale of securities                                                     (18)
Changes in operating assets and liabilities:
     Decrease in U.S. treasury bills                                        13,320        9,554
     Decrease in investment advisory trailer fees and other receivable         545           36
     (Increase)Decrease in prepaid expenses and other assets                   (19)       1,350
     Decrease in accrued expenses                                             (200)        (843)
     Increase in other liabilities                                             138
     Decrease in accrued lease liability expense                            (1,062)      (1,358)
                                                                          --------     --------
Net cash provided by operating activities                                   12,631        7,541
                                                                          --------     --------

Cash flows from investing activities
     Proceeds from sale of investments                                          61           --
     Purchase of investment securities                                      (1,982)          --
                                                                          --------     --------
Net cash used in investing activities                                       (1,921)          --
                                                                          --------     --------

Cash flows from financing activities
     Dividends paid                                                             --       (7,974)
                                                                          --------     --------
Net cash used in financing activities                                           --       (7,974)
                                                                          --------     --------

Net increase (decrease) in cash and cash equivalents                        10,710         (443)
Cash and cash equivalents at the beginning of the period                     1,551        1,161
                                                                          --------     --------

Cash and cash equivalents at the end of the period                        $ 12,261     $    728
                                                                          ========     ========

Cash paid for income taxes                                                $     --     $    116
                                                                          ========     ========

                             See accompanying notes

                             BKF CAPITAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. BAM had no operations during the nine months ended September 30, 2009 and the year ended December 31, 2008.

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

Cash, Cash Equivalents and U.S. Treasury Bills

The Company treats all United States Treasury Bills with maturities at acquisition of three months or less as cash equivalents. Investments in U.S. Treasury Bills with maturities at acquisition that are greater than three months are considered held-to-maturity securities and are stated at amortized cost which approximates fair value. As of September 30, 2009, the Company no longer held any U.S. Treasury Bills. Investments in money market funds are valued at net asset value. The Company maintains substantially all of its cash and cash equivalents in interest bearing instruments at two nationally recognized financial institutions, which at times may exceed federally insured limits. As a result the Company is exposed to credit risk related to the money market funds and the market rate inherent in the money market funds.

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

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur.

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

Income Taxes (Continued)

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

In calculating diluted (loss) per share for the three months ended September 30, 2009 and 2008, zero and 450,000 common stock equivalents were excluded due to their anti-dilutive effect on the calculation.

Fair Values of Financial Instruments

Fair value is a market-based measurement, not an entity- specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. A fair value hierarchy has been established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity(observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset liability.

                             BKF CAPITAL GROUP, INC.

2. Investments

As of September 30, 2009, the Company held 489,153 shares of FCStone Group, Inc. common stock valued at approximately $2,358,000. The shares are classified as available for sale. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments. The Company's shares of FCStone Group, Inc. have been valued using level 1 inputs under US GAAP Fair Value hierarchy.

3. Concentrations

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

4. Related Party Transactions

Royalties

Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of $189,000 and $250,000 for the three months ended September 30, 2009 and 2008, respectively and $524,000 and $1,042,000 for the nine months ended September 30, 2009 and 2008, respectively.

                             BKF CAPITAL GROUP, INC.

5. Accrued Lease Liability Expense

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

As of September 30, 2009 and 2008, the lease liability was $3 million and $4.1 million, respectively, based on a present value presumption.

6. Commitments and Contingencies

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

7. Subsequent Events

On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone Group, Inc. ("FCStone") was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 144,300 shares of IAAC in exchange for its 489,153 shares of FCStone.

We evaluated subsequent events through November 12, 2009, which is the date the financial statements were issued. We are not aware of any significant events, other than those identified above, which occurred subsequent to the balance sheet date but prior to November 12, 2009, that would have a material impact on our financial statements.

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

     The Company operates through its wholly-owned subsidiary, BKF Management Co., Inc. ("BMC") and its subsidiaries, all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF include its wholly-owned subsidiary BMC, BMC's wholly owned subsidiary BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, LEVCO Securities, Inc. ("LEVCO Securities") and BKF GP Inc. ("BKF GP"). There were no affiliated partnerships in BKF's December 31, 2008 consolidated financial statements.

     Historically the Company operated in the investment advisory and asset management business entirely through BAM, which was a registered investment adviser with the Securities and Exchange Commission ("SEC"). BAM specialized in managing equity portfolios for institutional investors through its long-only equity and alternative investment strategies. BAM withdrew its registration as a registered investment advisor on December 19, 2006 and ceased operating in the investment advisory and asset management business. LEVCO Securities, a subsidiary of BAM, was a broker dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc. (now known as the Financial Industry Regulatory Authority). LEVCO Securities withdrew its registration as a broker-dealer on November 30, 2006 and ceased operating as a broker dealer. BKF GP, Inc., the other subsidiary of BAM, acts as the managing general partner of several affiliated investment partnerships which are in the process of being liquidated and dissolved.

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

Income

     Total revenues for the three months ended September 30, 2009 was $213,000, reflecting a decrease of 84% from $1,289,000 in the same period in 2008. This decrease is primarily attributable to an adjustment in accrued lease liability and professional fees and a decrease in interest income, due to a decrease in the amount of outstanding Treasury Bills owned by the Company as well as lower interest rates, as compared to the prior period.

     Total revenues for the nine months ended September 30, 2009 was $640,000, reflecting a decrease of 76% from 2,573,000 in the same period in 2008. This decrease is primarily attributable to an adjustment in accrued lease liability and professional fees and a decrease in interest income, due to a decrease in the amount of outstanding Treasury Bills owned by the Company as well as lower interest rates, as compared to the prior period.

Expenses

     Total expenses for the three months ended September 30, 2009 were approximately $197,000, reflecting a decrease of 91% from $2,063,000 in expenses in the same period in 2008. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.

     Total expenses for the nine months ended September 30, 2009 were approximately $713,000, reflecting a decrease of 81% from $3,647,000 in expenses in the same period in 2008. The decrease is primarily attributable to a decrease in operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.

Net Income/Net Loss

     Net Income for the three months ended September 30, 2009 was $16,000, as compared to an net loss of $926,000 in the same period in 2008. Net loss for the nine months ended September 30, 2009 was $73,000, as compared to a net loss of $1,226,000 in the same period in 2008.


LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of September 30, 2009 consist primarily of cash, and investments.

     While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities will not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

     At September 30, 2009, BKF had cash and cash equivalents of $12.3 million, compared to $16 million of cash and cash equivalents at December 31, 2008.


OFF BALANCE SHEET RISK

     There has been no material change with respect to the off balance sheet risk incurred by the Company since September 30, 2009.


Item 4T.   Controls and Procedures

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

     Evaluation of disclosure and controls and procedures.

     As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     Changes in internal controls over financial reporting.

     There have been no changes in Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, Company's internal control over financial reporting.

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

Item 5.   Other Information

     On June 30, 2009 the Board of Directors of the Company approved a share repurchase plan (the "Plan"), authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 7, 2009 through July 6, 2010. As of September 30, 2009, the Company did not repurchase any shares under the Plan.

      During the period July 2, 2009 through July 13, 2009, the Company acquired a total of 500,000 shares of FCStone Group, Inc. ("FCStone") common stock in open market transactions at an average price of approximately $3.97 per share or an aggregate amount of approximately $1,985,000. On July 31, 2009 the Company sold 10,847 common shares of FCStone at $5.62 or $60,848. At September 30, 2009 held 489,153 of FCStone common shares valued at approximately $2,358,000.

Subsequent Event
----------------

     On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone Group, Inc. ("FCStone") was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 144,300 shares of IAAC in exchange for its 489,153 shares of FCStone.


Item 6.   Exhibits

  31       Section 302 Certification of Principal Executive Officer

  32       Section 906 Certification of Principal Executive Officer


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 2009

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