Form 10-K
period 2009-12-31
BKF CAPITAL GROUP INC
filed 2010-03-31
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2009
                                       or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from          to           .

                           Commission file no. 1-10024

                             BKF Capital Group, Inc.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     36-0767530
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432
                    (Address of principal executive offices)


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

                            Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, was $4,196,700. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

     March 29, 2010, 7,973,216 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

                                Table of Contents

                                                                            Page
PART I                                                                         1

ITEM 1.  BUSINESS.                                                             1

ITEM 1A. RISK FACTORS.                                                         3

ITEM 2.  PROPERTIES.                                                           8

ITEM 3.  LEGAL PROCEEDINGS.                                                    9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                  9


PART II                                                                       10

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
           EQUITY SECURITIES.                                                 10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.                               10

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.                          13

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.                            13

ITEM 9A. CONTROLS AND PROCEDURES.                                             13


PART III                                                                      15

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND
           CORPORATE GOVERNANCE.                                              15

ITEM 11. EXECUTIVE COMPENSATION.                                              18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.                    21

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           AND DIRECTOR INDEPENDENCE.                                         22

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.                              22


PART IV                                                                       23

ITEM 15. EXHIBITS.                                                            23

SIGNATURES.                                                                   27

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

                                     PART I

Item 1.    Business

OVERVIEW

     BKF was incorporated in Delaware in 1954. The Company's securities trade on the over the counter market under the symbol "BKFG." During the third quarter of 2006, the Company ceased all operations, except for maintaining its status as an Exchange Act reporting company and winding down certain investment partnerships for which a wholly owned subsidiary of BKF acts as general partner. Currently, the Company is seeking to consummate an acquisition, merger or other business combination with an operating entity to enhance BKF's revenues and increase shareholder value.

     The Company operates through its wholly-owned subsidiary, BKF Management Co., Inc. ("BMC") and its subsidiaries, all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF include its wholly-owned subsidiary BMC, BMC's wholly owned subsidiary BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, LEVCO Securities, Inc. ("LEVCO Securities") and BKF GP Inc. ("BKF GP"). There were no affiliated partnerships in BKF's December 31, 2009 or December 31, 2008 consolidated financial statements.

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

     Since January 1, 2007, the Company has had no operating business and no assets under management. The Company's principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as a publicly traded Exchange Act reporting company and a small revenue stream consisting of royalty payments from a departed portfolio manager. BKF's current revenue stream will not be sufficient to cover BKF's ongoing expenses, however the Company has enough cash to continue in operation beyond the upcoming year.

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

Services

     During the years ended December 31, 2009 and December 31, 2008, the Company did not provide any investment advisory or asset management services nor did the Company act as a broker dealer.

     The Company, through BKF GP, continues to act as the managing general partner of several private investment partnerships which are in the process of being liquidated and dissolved.

Employees

     As of March 29, 2010, BKF employed the services of one individual to act as Chairman and President.


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


The Company Has Limited Resources

     The Company currently does not have any operating business. Except for a limited revenue stream from a fee sharing agreement with a departed portfolio manager, the Company has had no revenues from operations for the fiscal years ended December 31, 2009 and 2008. The Company's plan of operations is to consummate an acquisition or merger or other business combination (a "Transaction") with a viable business entity (a "Target"). There can be no assurance that the Company will be able to consummate a Transaction, nor can there be any assurance that any Target, at the time of the Company's consummation of a Transaction of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current assets of the Company may not be sufficient to fund a Transaction. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate a Transaction. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

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


Transaction May Prevent or Limit the Company's
Ability to Use Its Net Operating Tax Loss Carryforwards

      As of December 31, 2009 the Company had a net operating loss carryforward of approximately $9.3 million. The consummation of a Transaction by the Company may limit, reduce or void the utilization of the net operating losses. While the Company shall endeavor to complete a Transaction with a Target that will permit the Company to utilize its net operating losses, there can be no assurances that the Company will be able to utilize its net operating losses after the consummation of a Transaction with a Target.


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


Mr. Bronson Has Effective Control of the Company's Affairs

      As of March 23, 2010, Mr. Bronson beneficially owns and controls 3,333,269 shares of common stock of the Company, representing approximately 42% of the issued and outstanding shares of common stock and approximately 42% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


There Exist Conflicts of Interest
Relating to Mr. Bronson's Commitment to the Company

     Mr. Bronson is not required to commit his full time to the affairs of the Company. Mr. Bronson will have conflicts of interest in allocating management time among various business activities. Additionally, Mr. Bronson is the president, director and principal shareholder of two publicly traded companies, 4net Software, Inc. and Ridgefield Acquisition Corp. that are also engaged in seeking to consummate a merger, acquisition or other business combination transaction. As a result, the consummation of an Acquisition may require a greater period of time than if Mr. Bronson devoted his full time to the Company's affairs. However, Mr. Bronson will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Targets and the negotiation and consummation of Acquisitions and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target or is engaged in active negotiation and consummation of an Acquisition.


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

Stockholders Risk Dilution In Connection with a Transaction

      The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock. As of March 23, 2010, the Company had 7,973,216 shares of common stock issued and outstanding and 7,026,784 authorized but unissued shares of common stock available for issuance. The Company has no commitments as of this date to issue its securities, however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following a Transaction. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following a Transaction, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


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


Item 2.    Properties

      During the year ended December 31, 2009, BKF's offices were located at 1 North Federal Highway, Suite 201, Boca Raton, Florida 33421. On February 28, 2010 the Company terminated the lease agreement without additional consideration.

      Effective March 1, 2010, BKF relocated its offices to 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432 (the "Premises"). The Company's telephone number remains (561) 362-4199. The Company shall occupy the Premises, which is approximately 2,418 square feet, pursuant to an Agreement of Sublease, dated as of March 1, 2010 (the "Sublease"), by and between the Company and Lion Gables Realty Limited Partnership, a Delaware limited partnership. The Sublease is for a term of 5 years from March 1, 2010 through February 28, 2015 and the Company shall pay a monthly base rent of $5,038 throughout the Sublease term, plus certain additional rent. The monthly base rent includes all operating expenses and real estate taxes. A copy of the form Sublease for the Premises is attached to BKF's Current Report on Form 8-K, filed on March 8, 2010, as Exhibit 10.38.


One Rockefeller Plaza Leases

     Prior to December 31, 2008, BKF maintained its office at One Rockefeller Plaza, New York, New York.

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

      As of December 31, 2009 and 2008, the lease liability reserve was $2.6 million and $4.1 million, respectively.


Item 3.    Legal Proceedings

      The Company is a defendant in a lawsuit for claims for alleged services in the amount of approximately $600,000. The complaint was filed in the New York State Supreme Court, New York County and is entitled: Merrill, Lynch, Pierce, Fenner & Smith, Inc. v. BKF Asset Management, Inc. and assigned Index No. 602069/07. In the action Merrill Lynch alleges a claim for unjust enrichment against BAM based on a soft dollar arrangement. On or about February 28, 2010, the Company completed a settlement of the ML Action through the payment of $30,000 to the plaintiff. In connection with the settlement of the ML Action, BKF expressly denied any liability and determined to settle the ML Action in an effort to avoid the further expense, disruption, aggravation and risk of continuing the ML Action.

     The Company is a defendant in a lawsuit for claims for alleged services in the amount of approximately $171,000. The complaint was filed in the New York State Supreme Court, New York County and is entitled: Thomson Financial, LLC v. BKF Asset Management, Inc. and assigned Index No. 601390/09. In the action Thomson Financial alleges a claim for breach of contract against BAM for alleged goods and services delivered to BAM. The Company is vigorously defending this action. The Company has not recorded a liability reserve because the Company does not believe it will be held liable in the action.

      The Company's management is unaware of any other material existing or pending legal proceedings or claims against the Company.


Item 4.    Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of BKF's security holders during the fiscal year ended December 31, 2009.

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

      (a) MARKET INFORMATION. BKF's common stock trades over the counter under the symbol "BKFG." At the close of business on March 26, 2010, there were 436 holders of record of BKF's common stock. As of March 29, 2010, the bid and ask price of the Company's common stock was $0.92 and $1.05, respectively.

      The following table sets forth the range of high and low prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


                                                          Stock Price
                                                             Ranges
                                                       -----------------
                                  COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period                             High        Low
         ------------------                           ----------  ---------

           2009
         Fourth Quarter                                $1.30       $0.93
         Third Quarter                                 $1.22       $0.85
         Second Quarter                                $1.05       $0.95
         First Quarter                                 $1.13       $0.80

           2008
         Fourth quarter                                $1.18       $0.75
         Third  quarter                                $2.20       $1.05
         Second quarter                                $2.25       $1.90
         First quarter                                 $2.25       $1.90


      BKF declared a $1 per share distribution of capital to all shareholders of record as of July 8, 2008, which was paid on July 22, 2008. There were no other distributions or dividends declared or paid in 2009 or 2008. The declaration and payment of distributions or dividends by BKF is at the discretion of BKF's Board of Directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF. BKF has discontinued its policy of paying quarterly cash dividends and does not expect to pay dividends in the foreseeable future.


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

Current Plan of Operations

      The Company has no operating business and no assets under management at December 31, 2009. The Company's principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act reporting company and a small revenue stream consisting of royalty payments from a departed portfolio manager. BKF's current revenue stream will not be sufficient to cover current expenses, however the Company has enough cash to cover operations for the upcoming year.

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

     During the period July 2, 2009 through July 13, 2009, the Company acquired a total of 500,000 shares of FCStone Group, Inc. ("FCStone") common stock in open market transactions at an average price of approximately $3.97 per share or an aggregate amount of approximately $1,985,000. On July 31, 2009 the Company sold 10,847 common shares of FCStone at $5.62 or $60,848. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone Group, Inc. ("FCStone") was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 144,300 shares of IAAC in exchange for its 489,153 shares of FCStone. At December 31, 2009 the Company held 144,300 of IAAC common shares valued at approximately $2,098,122.

     On June 30, 2009 the Board of Directors of the Company approved a share repurchase plan (the "Plan"), authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 7, 2009 through July 6, 2010. As of March 23 2010, the Company did not repurchase any shares under the Plan.


Results of Operations

Income

      Total income for 2009 was $836,000, reflecting a decrease of 70% from $2.8 million in 2008. The decline in income was a result of reduced royalties and other income and a decrease in interest income due to the significantly reduced treasury bill balance, year over year. The Company no longer has any revenue streams except interest on its cash and trailer fees from departed portfolio management.

Expenses

      Total expenses for 2009 were $1.0 million, reflecting a 75% decrease from $4.1 million in 2008. The decrease is a direct result of the reduction of expenses and long term commitments, including staffing costs.

Liquidity

      At December 31, 2009, BKF had cash and cash equivalents of $11.8 million, as compared to cash and cash equivalents and U.S. Treasury bills of $14.9 million at December 31, 2008. BKF Capital had receivables of $237,000 at December 31, 2009, as compared to $783,000 at December 31, 2008. This decrease in cash and cash equivalents and receivables primarily reflects the overall reduction in the business as described.

      Accrued expenses were $208,000 at December 31, 2009, as compared to $257,000 at December 31, 2008. This decrease is primarily attributable to reduced business activity and related expenses.

      Over the next twelve months the Company plans to meet its current obligations from interest on its cash, and royalties from a departed portfolio manager. To the extent such revenues are insufficient to pay expenses, the Company shall utilize its cash on hand to meet its obligations.

Off Balance Sheet Risk

      BKF GP served as the managing general partner for several affiliated investment partnerships which traded primarily in equity securities. As of December 31, 2009 and 2008 virtually all of these partnerships' investments have been fully liquidated and the proceeds distributed. There is no general partner or limited partners' capital remaining in these partnerships unless certain illiquid portfolio positions eventually realize a value. BKF GP has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them.

Item 8.    Financial Statements and Supplemental Data

      The independent auditor's reports and financial statements listed in the accompanying index are included in Item 15 of this Annual Report on Form 10-K. See Index to Financial Statements on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


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


Evaluation of disclosure and controls and procedures
----------------------------------------------------

      Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2009.

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

      The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2009, the Company's procedures of internal control over financial reporting operated in an effective manner.

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


Changes in Internal Control over Financial Reporting
----------------------------------------------------

      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

      The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of March 23, 2010. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors. There were five meetings of the board of directors during 2009.


                                                            DIRECTORS
                                                            ---------

Name, Age, and                                                              Director             Other Business
Principal Occupation During the Last Five Years                              Since               Affiliation(s)
-----------------------------------------------                             --------             --------------
Steven N. Bronson -- age 44                                                   2008          Officer and director of 4net
President and Chairman of BKF since September 19, 2008.  Mr.                                Software, Inc., a publicly traded
Bronson is the President of Catalyst Financial LLC, a privately                             corporation and Ridgefield
held  securities brokerage and investment banking firm registered                           Acquisition Corp., a publicly
with the U.S. Securities and Exchange Commission. Mr. Bronson has                           traded corporation.
held that position since 1998.  Mr. Bronson is also the chairman, president and majority shareholder of Ridgefield Acquisition Corp.
and 4net Software, Inc. both publicly traded companies.



Leonard Hagan -- age 58                                                       2008          Director of 4net Software, Inc., a
Director of BKF since September 19, 2008.                                                   publicly traded corporation and
Mr. Hagan is a certified public accountant and for the past fifteen                         Ridgefield Acquisition Corp., a
years has been a partner at Hagan & Burns CPA's, PC in New York. Mr.                        publicly traded corporation.
Hagan received a Bachelors of Arts degree in Economics from Ithaca
College in 1974 and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following
broker-dealers registered with the Securities and Exchange
Commission: Mallory Capital Group, LLC; Fieldstone Services Corp.;
Livingston Securities, LLC; FG Healthco Securities LLC and Danske
Markets, Inc.  Mr. Hagan is also a director of Ridgefield
Acquisition Corp. and 4net Software, Inc. both publicly traded companies.



                                                            OFFICERS
                                                            --------

Name, Age and Principal Occupation During                                                               Executive
the Last Five Years                                                       Office                      Officer Since
-----------------------------------------                                 ------                      -------------

Steven N. Bronson -- age 44                                       Chairman and President                   2008
President and Chairman of BKF since September 19, 2008.
Mr. Bronson the President of Catalyst Financial LLC, a
privately held securities brokerage and investment banking
firm registered with the U.S. Securities and Exchange
Commission. Mr. Bronson has held that position since
1998. Mr. Bronson is also the chairman, president and
majority shareholder of Ridgefield Acquisition Corp. and
4net Software, Inc. both publicly traded companies.

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


Corporate Governance

  Audit Committee

      The current member of the audit committee is Leonard Hagan. During the period October 6, 2008 through December 3, 2008, John Brunjes also served on the audit committee. Harvey Bazaar served on the audit committee for the period February 16, 2006 through September 19, 2008, Marvin Olshan served on the audit committee for the period February 16, 2006 through September 19, 2008, and Kurt
N. Schacht served on the audit committee during the period August 11, 2005 through July 28, 2008. There were four meetings of the audit committee during 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Each director and executive officer of the Company and each beneficial owner of 10% or more of the Company's common stock is required to report his or her transactions in shares of the Company's common stock to the SEC within a specified period following a transaction. Based on our review of filings with the SEC and written representations furnished to us during 2009, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period.

ITEM 11.   EXECUTIVE COMPENSATION.

Executive Officer Compensation

      The following table sets forth the compensation for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 received by the Company's Chief Executive Officer and the two most highly compensated other officers serving at the end of fiscal year 2009 (the "Named Executive Officers"). The table also includes the former officers who were not serving as officers on December 31, 2009.

                                          SUMMARY COMPENSATION TABLE

                                                                                Shares
Name and                                                          Restricted    Granted
Principal                                          Other Annual     Stock       Under     Options     All Other
Position              Year  Salary ($)  Bonus ($) Compensation(1)  Award($)     Option   Value($)(2) Compensation
--------              ----  ----------  --------- --------------- ----------    ------   ----------- ------------
Steven N. Bronson     2009    150,000          0           0              0           0           0            0
   Chairman and
   President


Steven N. Bronson     2008     37,500          0           0              0           0           0            0
   Chairman and
   President

Former
Harvey J. Bazaar(3)   2008    187,500          0           0              0           0           0            0
Chief Executive       2007    149,423          0           0              0     200,000     226,535            0
   Officer
   and President

J. Clarke Gray(4)     2008    169,307          0           0              0           0           0            0
Senior Vice President 2007    137,500     62,500           0              0      50,000      40,621      643,329
   and Chief
   Financial Officer

Marvin Olshan(3)      2008    187,500          0           0              0           0           0
   Chairman           2007    149,423          0           0              0     200,000     226,535

John C. Siciliano(6)  2008          0          0           0              0           0           0            0
   Chairman, chief    2007      7,307          0           0              0           0           0    1,250,000
   Executive Officer
   and President

----------
(1) With respect to each of the Named Executive Officers and the Former Executive Officers, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus except as noted.

(2) Represents the estimated aggregate fair market value on the grant date in accordance with the ASC Topic 718.

(3) Mr. Olshan and Mr. Bazaar were appointed Chairman and CEO, respectively, as of January 2, 2007 and signed term agreements with the Company as of November 12, 2007. Previous to 2007 their only compensation was director fees. Effective September 19, 2008, Mr. Olshan and Mr. Bazaar resigned all of their positions with the Company.

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


Outstanding Equity Awards at December 31, 2009

      As of December 31, 2009, there are no outstanding option grants.


Option/SAR Grants in Last Fiscal Year

      The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December 31, 2009. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

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

Aggregate Option Exercises in Fiscal 09 and Fiscal 08 Option Values

          The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2009, by each of the Named Executive Officers.

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

Agreements with Employees and Directors

      Described below are the employees, officers and directors who are subject to a current employment contract as of December 31, 2009.

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

Compensation Committee Interlocks and Insider Participation

      During 2009, Leonard Hagan was the only member of the Compensation Committee. Mr. Hagan also serves as BKF's corporate secretary, but he is not compensated for serving in that position.

Directors' Compensation

      Company employees who serve as directors of the Company receive no compensation for such services. Non-employee directors currently receive approximately $10,000 per year in cash compensation, paid quarterly for service on the board. Non-employee directors currently also receive $1,000 per year in cash compensation, paid quarterly for service on each committee. Prior to September 19, 2008, non-employee directors received approximately $34,000 per year in cash compensation. In addition, directors received $500 for each meeting of a committee of the board that they attend in person or by telephone. The Company also reimburses directors for their out-of-pocket expenses incurred in connection with such meetings.

                           2009 DIRECTOR COMPENSATION

                                                                  Fees* Paid
                                                                   in Cash
                                                                  ----------
Current
-------
Steven N. Bronson                                                        (1)
Leonard Hagan                                                      $ 12,000

----------
* Fees include director and committee fees earned during fiscal 2009.

(1) Mr. Bronson has a compensation agreement with the Company and thus did not receive separate director fees.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The table below sets forth the beneficial ownership as of December 31, 2009 of (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (2) each director and nominee for director of the Company, (3) each executive officer of the Company whose name appears on the summary compensation table (the "Named Executive Officers") and (4) all directors and executive officers of the Company as a group. Each person had sole or shared voting or dispositive powers with respect to such shares.

                                                             Number of          Percent
Name of Beneficial Owner                                     Shares (1)         of Class
------------------------                                     ----------         --------
Steven N. Bronson                                            3,333,269             42 %
   c/o BKF Capital Group, Inc.
   225 N.E. Mizner Boulevard, Suite 400
   Boca Raton, Florida  33432

Aegis Financial Corp.                                          427,100 (2)        5.4 %
   1100 North Globe Road, Suite 1040
   Arlington, VA 22201

Leonard Hagan                                                  222,368 (3)        2.8 %
   c/o BKF Capital Group, Inc.
   225 N.E. Mizner Boulevard, Suite 400
   Boca Raton, Florida  33432

Directors and executive officers as a group (2 persons)      3,555,637           44.6 %

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

(2) The information set forth is based solely on Schedule 13G filed with the SEC on February 12, 2010.

(3)  These shares do not include 5,600 shares of BKF owned by Mr. Hagan's son.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


      Steven N. Bronson is the managing member of Catalyst Fund, G.P., LLC, a Delaware limited liability company, which is the general partner of the Catalyst Fund L.P., a Delaware limited partnership, that was engaged as an unregistered investment fund with an office address of 100 Mill Plain Road, Danbury, Connecticut 06877. On December 31, 2008, the Catalyst Fund, L.P. ceased operating and distributed its assets to its limited partners. In addition to being the fund manager for Catalyst Fund, L.P., Mr. Bronson was also a majority owner of Catalyst Fund, L.P.


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


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.


Audit Fees.

      Mark Bailey and Company, Ltd. received $45,000 for the year ended December 31, 2009 for professional services rendered in connection with the audit of the Company's annual financial statements, and a review of the financial statements included in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

      No audit-related services were rendered with respect to the fiscal years ended December 31, 2009 and December 31, 2008 by Mark Bailey & Company, Ltd.


Tax Fees

      None.

All Other Fees

      No other fees were paid to Mark Bailey and Company, Ltd. during the fiscal years ended December 31, 2009 and December 31, 2008.

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


                                     PART IV


Item 15.   Exhibits and Financial Statement Schedules

      (a) The following documents are filed as part of this Form 10-K:

      (1) Financial Statements

      The financial statements of BKF Capital Group, Inc. and Subsidiaries are filed as part of this report under Item 8-Financial Statements and Supplementary Data.

      (3) Exhibits

  Exhibit
  Number                               Description
  ------                               -----------

     3.1   --   Restated Certificate of Incorporation of Registrant, as
                amended (incorporated by reference Exhibit 3.1 to Registrant's
                Quarterly Reports on Form 10-Q for the periods ended June 30,
                2000 June 30, 2001 and the December 31, 2005 10K.

     3.2   --   Amended and Restated Bylaws of Registrant dated March 5, 2008

     4.1   --   Specimen of Common Stock Certificate (incorporated by
                reference to Exhibit 4.1 of Registrant's Annual Report on Form
                10-K/A for the period ended December 31, 2000).

    10.1   --   Amendment to Lease dated October 10, 2003 between Rockefeller
                Center Properties and John A. Levin, Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on
                Form 10-K/A for the period ended December 31, 2003).

    10.2   --   Lease dated December 20, 1993 between Rockefeller Center
                Properties and John A. Levin & Co., Inc., as amended
                (incorporated by reference to Exhibit 10.1 of Registrant's
                Annual Report on Form 10-K/A for the period ended December 31,
                2000, Exhibit 10.2 to Registrant's Quarterly Report on Form
                10-Q for the period ended June 30, 2001, and Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).

  Exhibit
  Number                               Description
  ------                               -----------

    10.3   --   Lease dated September 25, 2002 between River Bend Executive
                Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on
                Form 10-Q for the period ended September 30, 2002).

    10.4   --   Registrant's 1998 Incentive Compensation Plan, as amended
                (incorporated by reference to Exhibit 10.1 to Registrant's
                Quarterly Report on Form 10-Q for the period ended June 30,
                2001).

    10.5   --   Registrant's Deferred Compensation Plan (incorporated by
                reference to Exhibit 10.2 to Registrant's Quarterly Report on
                Form 10-Q for the period ended September 30, 2000).

    10.6   --   Form of Stock Option Award Agreement (incorporated by
                reference to Exhibit 10.5 to Registrant's Annual Report on Form
                10-K/A for the period ended December 31, 2001).

    10.7   --   Form of Deferred Stock Award Agreement (incorporated by
                reference to Exhibit 4.5 to the Registration Statement on Form
                S-8 filed with the Commission on November 17, 2000).

    10.8   --   Form of Restricted Stock Award Agreement (incorporated by
                reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2005).

    10.9   --   Letter Agreement between BKF and Levin Management Co., Inc.
                and each of Henry Levin and Frank Rango dated April 19, 2005
                (incorporated by reference to Exhibit 10.1 of Registrant's
                Report on Form 8-K dated April 22, 2005).

    10.10  --   Change in Control Agreement between BKF, Levin Management Co.,
                Inc. and Glenn A. Aigen dated June 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated June 6, 2005).

    10.11  --   Change in Control Agreement between BKF, Levin Management Co.,
                Inc. and Norris Nissim dated June 1, 2005 (incorporated by reference to Exhibit 10.2 of Registrant's Report on Form 8-K dated June 6, 2005).

    10.12  --   Retention Agreement between BKF, Levin Management Co., Inc. and
                Philip Friedman dated August 11, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August 16, 2005).

    10.13  --   First Amendment to Retention Agreement between BKF and Philip
                Friedman dated November 15, 2005 (incorporated by reference to
                Exhibit 10.1 of Registrant's Report on Form 8-K dated November
                16, 2005).

    10.14  --   Transition/Separation Agreement between BKF and John A. Levin dated as of August 23, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August
                24, 2005).

  Exhibit
  Number                               Description
  ------                               -----------


    10.15  --   First Amendment to Transition/Separation Agreement between BKF and John A. Levin dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated December 28, 2005).

    10.16  --   Employment Agreement between BKF and John C. Siciliano dated
                September 28, 2005 (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

    10.17  --   Letter Agreement, dated as of September 28, 2005, among BKF
                Capital Group, Inc., Levin Management Co., Inc. and Glenn A.
                Aigen (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

    10.18  --   Letter Agreement, dated as of September 28, 2005, among BKF
                Capital Group, Inc., Levin Management Co., Inc. and Norris
                Nissim (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

    10.19  --   Transition/Separation Agreement between BKF and Glenn A. Aigen dated December 20, 2005 (incorporated by reference to Exhibit
                10.6 of Registrant's Report on Form 10-Q for the period ended
                September 30, 2005).

    10.20  --   Separation Agreement and Release of All Claims between BKF and
                Henry Levin dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated
                December 22, 2005).

    10.21  --   Employment Agreement between BKF and Clarke Gray dated as of
                January 4, 2006 (incorporated by reference to Exhibit 10.1 of
                Registrant's Report on Form 8-K dated January 6, 2006).

    10.22  --   Transition/Separation Agreement between BKF and Norris Nissim dated May 5, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006).

    10.23  --   Separation Agreement between BKF and Philip Friedman dated
                July 24, 2006 (incorporated by reference to Exhibit 10.1 of
                Registrant's Report on Form 8-K dated July 24, 2006).

    10.24  --   Sublease Agreement between BKF and Daylight Forensics and
                Advisory LLC dated May 16, 2006 (incorporated by reference to
                Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006).

    10.25  --   First Amendment to the Sublease Agreement between BKF and
                Daylight Forensics and Advisory LLC dated May 16, 2006
                (incorporated by reference to Exhibit 10.1 of the Registrant's
                Quarterly Report on Form 10-Q for the period September 30,
                2006).

  Exhibit
  Number                               Description
  ------                               -----------

    10.26  --   Partial Surrender Agreement and Amendment between BKF and RCPI
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

  Exhibit
  Number                               Description
  ------                               -----------

    10.37  --   Purchase Agreement, dated December 2, 2009, by and between BKF
                Capital Group, Inc. and Steven N. Bronson and Kimberly Bronson.

    10.38  --   Copy of form Sublease, dated January 1, 2009, by and between BKF
                Capital Group, Inc. and Lion Gables Realty Limited Partnership.

    14.1   --   Registrant's Code of Ethics revised as of December 31, 2007
                (incorporated by reference to Exhibit 14.1 of the Company's
                Annual Report on Form 10-K filed on March 13, 2008).

    21.1   --   Subsidiaries of the Registrant (incorporated by reference to
                Exhibit 21.1 to the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000).

    23.1   --   Consent of Mark Baily & Company, LLP*

    31*    --   Section 302 Certification of Principal Executive Officer

    32*    --   Section 906 Certification of Principal Financial Officer

----------
*     Filed herewith


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010


                                                     BKF Capital Group, Inc.

                                                     /s/ Steven N. Bronson
                                                     --------------------------
                                                     Steven N. Bronson
                                                     President and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Steven N. Bronson                                    /s/ Leonard Hagan
----------------------------                             ----------------------
Steven N. Bronson                                        Leonard Hagan
President and Chairman                                   Director
of the Board of Directors                                March 31, 2010
Principal Executive Officer
March 31, 2010

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Page
                                                                                     Number
                                                                                     ------
Report of Independent Registered Public Accounting Firm -- Mark Bailey & Company, Ltd. F-2
Consolidated Statements of Financial Condition at December 31, 2009 and 2008           F-4
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008   F-6
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 2009 and 2008                                                           F-7
Notes to Consolidated Financial Statements                                             F-8


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of BKF Capital Group, Inc.



We have audited the accompanying consolidated balance sheets of BKF Capital Group Inc. (Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. BKF Capital Group Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group Inc. as of December 31, 2009 and 2008, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Mark Bailey & Company, Ltd.
Reno, Nevada
March 31, 2010

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar amounts in thousands)

                                                               December 31  December 31
                                                                  2009         2008
                                                                --------     --------
Assets

Cash and cash equivalents                                       $ 11,839     $  1,551
U.S. Treasury Bills                                                 --         13,320
Investments                                                        2,098         --
Royalty and other receivables                                        237          783
Prepaid expenses and other assets                                    279          206
                                                                --------     --------
   Total assets                                                 $ 14,453     $ 15,860
                                                                ========     ========

Liabilities and stockholders' equity

Accrued expenses                                                $    208     $    257
Unearned sublease income                                             138         --
Accrued lease liability expense                                    2,594        4,077
                                                                --------     --------
   Total liabilities                                               2,940        4,334
                                                                --------     --------
Commitments and Contingencies

Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares,
  issued and outstanding -- 7,973,216 shares                    $  7,973     $  7,973
Additional paid-in capital                                        68,269       68,269
Accumulated deficit                                              (64,888)     (64,716)
Accumulate other comprehensive gain                                  159         --
                                                                --------     --------
Total stockholders' equity                                        11,513       11,526
                                                                --------     --------
Total liabilities and stockholders' equity                      $ 14,453     $ 15,860
                                                                ========     ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                             Year Ended December 31,
                                                          ----------------------------
                                                              2009             2008
                                                          -----------      -----------
Income:
Royalties                                                 $       712      $     1,328

Non-operating income:
Interest income                                                    43              428
Realized gains                                                     18               --
Other income                                                       63            1,053
                                                          -----------      -----------
   Total non-operating income                                     124            1,481
                                                          -----------      -----------

       Total income                                               836            2,809

Expenses:
Employee compensation and benefits                                203              766
Occupancy and equipment rental                                    138              700
Other operating expenses                                          374            2,170
Interest expense                                                  293              290
Restructuring costs                                                --              179
                                                          -----------      -----------

   Total expenses                                               1,008            4,105
                                                          -----------      -----------

Net loss                                                   $     (172)     $    (1,296)
                                                          ===========      ===========
Other comprehensive income, net of tax
    Unrealized gain on investments                                159               --
                                                           -----------     -----------
Comprehensive (loss)                                       $      (13)      $  (1,296)
                                                           ===========     ===========



Loss per share:
Basic and diluted                                         $     (0.02)     $     (0.16)
                                                          ===========      ===========
Weighted average shares outstanding basic and diluted       7,973,216        7,973,216
                                                          ===========      ===========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                                         Year Ended
                                                                                         December 31,
                                                                                     ---------------------
                                                                                       2009         2008
                                                                                     --------     --------
Cash flows from operating activities:
Net (loss)                                                                           $   (172)    $ (1,296)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
   Gain on sales of securities                                                            (18)        --
   Loss on disposal of fixed assets                                                      --             28
   Decrease in U.S. Treasury Bills                                                     13,320        9,634
   Decrease in royalty and other receivables                                              545          945
  (Increase) decrease in prepaid expenses and other assets                                (72)       1,285
   Decrease in accrued expenses                                                           (49)        (870)
   Increase in unearned sublease income                                                   138
   Decrease in accrued lease liability expense                                         (1,483)      (1,362)
                                                                                     --------     --------
Net cash provided by operating activities                                              12,209        8,364
                                                                                     --------     --------

Cash flows from investing activities
     Proceeds from sale of investments                                                     61         --
     Purchase of investment securities                                                 (1,982)        --
                                                                                     --------     --------
Net cash (used in) investing activities                                                (1,921)        --
                                                                                     --------     --------

Cash flows from financing activities:
   Distribution of capital                                                               --         (7,974)
                                                                                     --------     --------
Net cash (used in) financing activities                                                  --         (7,974)
                                                                                     --------     --------

Net increase in cash and cash equivalents                                              10,288          390
Cash and cash equivalents at the beginning of the year                                  1,551        1,161
                                                                                     --------     --------
Cash and cash equivalents at the end of the year                                     $ 11,839     $  1,551
                                                                                     ========     ========
Supplemental disclosure of cash flow information:
Cash paid for interest                                                               $   --       $   --
                                                                                     ========     ========
Cash paid for taxes                                                                  $   --       $    149
                                                                                     ========     ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2009 and 2008
                             (Amounts in thousands)

                                           Common       Paid-In     Accumulated  Comprehensive
                                           Stock        Capital       Deficit       Income          Total
                                           -----        -------       --------    ------------     -------
Balance at December 31, 2007              $  7,973      $ 76,243      $(63,420)     $     --      $ 20,796
Distribution of capital, $1 per share                     (7,974)           --            --        (7,974)
Net loss                                        --            --        (1,296)           --        (1,296)
                                          --------      --------      --------      --------      --------
Balance at December 31, 2008              $  7,973      $ 68,269      $(64,716)     $     --      $ 11,526
Net loss                                                                  (172)           --          (172)
Comprehensive income                            --            --            --           159           159
                                          --------      --------      --------      --------      --------
Balance at December 31, 2009              $  7,973      $ 68,269      $(64,888)     $    159      $ 11,513
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

      BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. BAM had no operations during 2009 and 2008.

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

Revenue Recognition

      Under an agreement with a former partner, BKF is entitled to 15% of the annual revenues ("Royalties") collected from carry-over clients by this former partner. This agreement is in effect through September 30, 2010. Royalties are paid to BKF on a quarterly basis following the former partner's actual collection of revenue. The Company believes that these Royalties are fully collectible and therefore has not recorded any reserves against the related receivable.


Cash, Cash Equivalents and U.S. Treasury Bills

      The Company treats all United States Treasury Bills with maturities at acquisition of three months or less as cash equivalents. Investments in U.S. Treasury Bills with maturities at acquisition that are greater than three months are considered held-to-maturity securities and are stated at amortized cost which approximates fair value. Investments in money market funds are valued at net asset value. The Company maintains substantially all of its cash and cash equivalents invested in interest bearing instruments at two nationally recognized financial institutions, which at times may exceed federally insured limits. As a result the Company is exposed to credit risk related to the money market funds and the market rate inherent in those funds.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

OTHER COMPREHENSIVE INCOME (LOSS)

     The Company presents other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. This section requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of position. The Company reports its unrealized gains and losses on investments in securities as other comprehensive income (loss) in its financial statements.


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


Income Taxes

      The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes.

      Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements.

      The Company and its subsidiaries file consolidated Federal and combined state and local tax returns. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company has settled examination issues with New York State and New York City related to income allocation for the years 1999-2004. The Company has also settled an audit by New York State for the years 2005-2007.

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a valuation reserve of approximately $4.3 million and $20.4 million against its net deferred tax asset as of December 31, 2009 and December 31, 2008, respectively. The Company believes that it is not likely that this deferred tax benefit will be utilized within the statutory period allowed.

      Tax receivable amounts of approximately $297,000 as of December 31, 2008, represents a cash refunds due with respect to the federal carry back claims for 2004 and 2003 taxes paid and are included in accounts receivable. This amount, plus additional interest was received in 2009.

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

      There were no common stock equivalents for the years ended December 31, 2009 and 2008.

Fair Values of Financial Instruments

      Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2009 and 2008. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.


Recent Accounting Developments

       There are no new accounting standards that are expected to have a significant impact on the Company.


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


3.  Related Party Transactions

Royalties

      Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of $0.7 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively,

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

4. INVESTMENTS

      Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments.

     During the period July 2, 2009 through July 13, 2009, the Company acquired a total of 500,000 shares of FCStone Group, Inc. ("FCStone") common stock in open market transactions at an average price of approximately $3.97 per share or an aggregate amount of approximately $1,985,000. On July 31, 2009 the Company sold 10,847 common shares of FCStone at $5.62, which resulted in a realized gain of approximately $18,000. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone Group, Inc. ("FCStone") was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 144,300 shares of IAAC in exchange for its 489,153 shares of FCStone. At December 31, 2009 the Company held 144,300 of IAAC common shares valued at approximately $2,098,122.


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

      As of December 31, 2009 and 2008, the lease liability was $2.6 million and $4.1 million, respectively.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

      At December 31, 2009, the minimum annual rental commitments, including escalation and taxes under the operating lease and related sublease income are as follows (dollar amounts in thousands):


                                     Minimum
                                      Annual
                                      Rental        Sublease
                                     Payments        Income           Net
                                     --------       --------       --------
   2010                              $  3,437      $  (1,659)     $   1,778
   2011                                 2,577         (1,244)         1,333
                                     --------       --------       --------

   Total minimum payments required   $  6,014       $ (2,903)      $  3,111
                                     ========       ========       ========

      Subrental income, which was applied against the accrued lease liability was approximately $1.6 million for the years ended December 31, 2009 and 2008, respectively.


6.    Distribution of Capital

      The Company's Board of Directors declared a $1 per share distribution of capital to all shareholders of record as of July 8, 2008, which was paid on July 22, 2008.


7.    Income Taxes

      As of December 31, 2009 the Company has a federal net operating loss carryforward of approximately $9.3 million, the utilization of which is limited under IRS Code Section 382 due to changes in the ownership of the Company's stock. The Company also had a state net operating loss carryforward of approximately $1.6 million. The NOL carryforwards generated in the years 2005-2008 expire in 2025 thru 2028, and can be used at a rate of $344,000 per year based on Section 382 limitations. The NOL carryforward generated in the year 2009 expires in 2029, and is not currently subject to Section 382 limitations.

Since it is not likely that deferred tax assets will be realized, no current tax benefit was recognized. Net deferred assets have been fully reserved.

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

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

                                         Year Ended
                                         December 31,
                                     ---------------------
                                       2009         2008
                                     --------     --------

Deferred tax assets:
Lease reserve                        $  1,051     $  1,716
Net operating loss carryforward         3,336       19,962
                                     --------     --------
   Gross deferred tax asset          $  4,387     $ 21,678
                                     --------     --------
Deferred tax liabilities:
Deferred state income taxes                (3)      (1,280)
Unrealized gain on investments            (64)        --
                                     --------     --------
   Gross deferred tax liabilities         (67)      (1,280)
                                     --------     --------
   Net deferred tax asset               4,320       20,398
   Valuation reserve                   (4,320)     (20,398)
                                     --------     --------

                                     $     --     $     --
                                     ========     ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

      A reconciliation of income tax (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

                                                       Year Ended
                                                       December 31,
                                                   ---------------------
                                                     2009         2008
                                                   --------     --------

Expected income tax (benefit)                      $     (5)        (454)
Increase/Decrease in income tax resulting from:
State and local taxes, net                             --           (261)
Change in state effective tax rate                   (1,208)       2,276
Section 382 limitations                              17,291         --
Other temporary differences                            --           (834)
Change in prior year net operating loss                --          1,799
Change in valuation reserve                         (16,078)      (2,526)
                                                   --------     --------
Income tax expense                                 $    --      $    --
                                                   ========     ========


8.    Restructuring Expenses

      During the year ended December 31, 2008, the Company incurred $179,000 in restructuring costs and the remaining restructuring liability relating to leases has been combined with the lease liability reserve discussed in Note 4, above. To date, there have been no additional charges related to this item.

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

      The Company is a defendant in a lawsuit seeking damages in the amount of approximately $600,000. The complaint was filed in the Supreme Court of New York and alleges unjust enrichment. In February 2010, the Company settled this action by paying the plaintiff $30,000. The settlement amount has been recorded in the statements of operations as of December 31, 2009.

      The Company is also a defendant in a lawsuit for claims for alleged services in the amount of approximately $171,000. The complaint was filed in the New York State Supreme Court and alleges a claim for breach of contract against BAM for alleged goods and services delivered to BAM. The Company is vigorously defending this action. The Company has no specific reserve for this action.