Form 10-Q
period 2010-03-31
BKF CAPITAL GROUP INC
filed 2010-05-13
CIK 9235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2010.

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


         225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432
         --------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


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

Large accelerated filer [ ]               Accelerated filer         [ ]

Non-accelerated filer   [ ]               Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            [X] Yes  [ ] No


     As of May 12, 2010, 7,973,216 shares of the registrant's common stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

               Consolidated Statements of Financial Condition as of
               March 31, 2010 (unaudited) and December 31, 2009                3

               Consolidated Statements of Operations and
               Comprehensive Income for the Three Months Ended
               March 31, 2010 and 2009 (unaudited)                             4

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2010 and 2009 (unaudited)                5


               Notes to Interim Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

Item 4T.  Controls and Procedures                                             12

Part II.  Other Information                                                   13

Item 1.   Legal Proceedings                                                   13

Item 6.   Exhibits                                                            14

Signatures                                                                    14

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                             BKF CAPITAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (Dollar amounts in thousands)

                                                                                 March 31,    December 31,
                                                                                   2010           2009
                                                                               -------------   ------------
                                                                                (unaudited)
                                               Assets

Cash and cash equivalents                                                       $    11,401    $    11,839
Investments                                                                           2,162          2,098
Royalty and other receivables                                                           263            237
Prepaid expenses and other assets                                                       277            279
                                                                                -----------    -----------
        Total assets                                                            $    14,103    $    14,453
                                                                                ===========    ===========


                                   Liabilities and Stockholders' Equity

Accrued expenses                                                                $       102     $      208
Unearned sublease income                                                                138            138
Accrued lease liability expense                                                       2,253          2,594
                                                                                -----------    -----------
        Total liabilities                                                       $     2,493     $    2,940
                                                                                -----------    -----------

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares, issued and
  outstanding -- 7,973,216 shares                                                     7,973          7,973
Additional paid-in capital                                                           68,269         68,269
Accumulated deficit                                                                 (64,855)       (64,888)
Accumulated other comprehensive income                                                  223            159
                                                                                -----------    -----------
     Total stockholders' equity                                                      11,610         11,513
                                                                                -----------    -----------
Total liabilities and stockholders' equity                                      $    14,103    $    14,453
                                                                                ===========    ===========

                             See accompanying notes

                             BKF CAPITAL GROUP, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
           INCOME (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                2010           2009
                                                            -----------    -----------
Operating income:

Royalties                                                   $       179    $       174

Non Operating Income
Interest income                                                       2             18
Other income                                                         64             54
                                                            -----------    -----------
     Total revenues                                                 245            246
                                                            -----------    -----------
Expenses:
Employee compensation and benefits                                   60             40
Occupancy and equipment rental                                       32             64
Other operating expenses                                             47            125
Interest expense                                                     72             73
                                                             -----------    -----------
     Total expenses                                                 211            302

                                                            -----------    -----------
Net income/(loss)                                                    34            (56)
                                                            ===========    ===========
Other Comprehensive Income/(Loss)
  Unrealized gain
    on securities                                                    63             --
                                                            -----------    -----------
Other Comprehensive Income/(Loss)                                    97            (56)
                                                            ===========    ===========
Net income/(loss) per share:
Basic and Diluted                                           $      0.00    $     (0.01)
                                                            -----------    -----------
Weighted average common shares outstanding                    7,973,216      7,973,216
                                                            ===========    ===========

                             See accompanying notes

                             BKF CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ---------------------
                                                                            2010         2009
                                                                          --------     --------
Cash flows from operating activities
Net income (loss)                                                         $     34     $    (56)
Changes in operating assets and liabilities:
     Decrease in U.S. treasury bills                                            --       13,320
     (Increase) decrease in advisory trailer fees and
      other receivable                                                         (26)         472
     (Increase) decrease in prepaid expenses and other assets                    1           (6)
     Decrease in accrued expenses                                             (106)         (76)
     Increase in other liabilities                                              --          138
     Decrease in accrued lease liability expense                              (341)        (340)
                                                                          --------     --------
Net cash (used in) provided by operating activities                           (438)      13,452
                                                                          --------     --------

Net increase (decrease) in cash and cash equivalents                          (438)      13,452
Cash and cash equivalents at the beginning of the period                    11,839        1,551
                                                                          --------     --------

Cash and cash equivalents at the end of the period                        $ 11,401     $ 15,003
                                                                          ========     ========


Supplemental disclosure of cash flow information
Cash paid for interest                                                    $     --     $    --
                                                                          ========     ========

Cash paid for income taxes                                                $     --     $    --
                                                                          ========     ========

                             See accompanying notes

                             BKF CAPITAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The unaudited condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2009.

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

                             BKF CAPITAL GROUP, INC.

Revenue Recognition

Under an agreement with a former partner, BKF is entitled to 15% of the annual revenues collected from carry-over clients by this former partner. This agreement is in effect through September 30, 2010. Royalties are paid to BKF on a quarterly basis following the former partner's actual collection of revenue. The Company believes that these Royalties are fully collectible and therefore has not recorded any reserves against the related receivable.

Cash and Cash Equivalents

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


Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at March 31, 2010 and December 31, 2009. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

                             BKF CAPITAL GROUP, INC.

2. Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments.

During the period July 2, 2009 through July 13, 2009, the Company acquired a total of 500,000 shares of FCStone Group, Inc. ("FCStone") common stock in open market transactions at an average price of approximately $3.97 per share or an aggregate amount of approximately $1,985,000. On July 31, 2009 the Company sold 10,847 common shares of FCStone at $5.62, which resulted in a realized gain of approximately $18,000. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone Group, Inc. ("FCStone") was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 144,300 shares of IAAC in exchange for its 489,153 shares of FCStone. At March 31, 2010 the Company held 144,300 of IAAC common shares valued at approximately $2,161,614.

3. Concentrations

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 increased the insurance coverage offered by the Federal Deposit Insurance Corporation
(FDIC) from $100,000 to $250,000 per depositor. This limit is anticipated to return to $100,000 after December 31, 2013. Additionally, under the FDIC's Temporary Liquidity Guarantee Program, amounts held in non-interest bearing transaction accounts at participating institutions are fully guaranteed by the FDIC through December 31, 2013. The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate during the year and can exceed this $250,000 limit.

4. Related Party Transactions

Royalties

Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of $179,000 and $174,000 for the three months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010 and December 31, 2009, the lease liability was $2.3 million and $2.6 million, respectively, based on a present value presumption.

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

7. Subsequent Event

Between April 26, 2010 and May 12, 2010, the Company sold an aggregate amount of 85,580 shares of IAAC at an average price of $16.242 for gross proceeds of approximately $1,389,990. Accordingly as of May 12, 2010 the Company held 58,720 shares of IAAC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF Capital Group, Inc. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2009, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

     The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

     The Company operates through its wholly-owned subsidiary, BKF Management Co., Inc. ("BMC") and its subsidiaries, all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF include its wholly-owned subsidiary BMC, BMC's wholly owned subsidiary BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, LEVCO Securities, Inc. ("LEVCO Securities") and BKF GP Inc. ("BKF GP"). There were no affiliated partnerships in BKF's December 31, 2009 consolidated financial statements.

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

Income

     Total revenues for the three months ended March 31, 2010 was $245,000, compared to $246,000 in the same period in 2009. The total revenues appear to be consistent from the same period in 2009.

Expenses

     Total expenses for the three months ended March 31, 2010 were approximately $211,000, reflecting a decrease of 30% from $302,000 in expenses in the same period in 2009. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.

Net Income/Net Loss

     Net Income for the three months ended March 31, 2010 was $34,000, as compared to an net loss of $56,000 in the same period in 2009.


LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of March 31, 2010 consist primarily of cash, and investments.

     While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

     At March 31, 2010, BKF had cash and cash equivalents of $11.4 million, compared to $11.8 million of cash and cash equivalents at December 31, 2009.


OFF BALANCE SHEET RISK

     There has been no material change with respect to the off balance sheet risk incurred by the Company since March 31, 2010.


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

     As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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


     Date: May 13, 2010


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