Form 10-Q
period 2010-09-30
BKF CAPITAL GROUP INC
filed 2010-11-15
CIK 9235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended September 30, 2010.

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

Large accelerated filer [ ]               Accelerated filer         [ ]

Non-accelerated filer   [ ]               Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            [X] Yes  [ ] No


     As of November 11, 2010, 7,776,233 shares of the registrant's common stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

               Consolidated Statements of Financial Condition as of
               September 30, 2010 (unaudited) and December 31, 2009            3

               Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2010
               and 2009(unaudited)                                             4

               Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2010 and 2009 (unaudited)                   5


               Notes to Interim Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

Item 4T.  Controls and Procedures                                             12

Part II.  Other Information                                                   13

Item 1.   Legal Proceedings                                                   13

Item 5.   Other Information                                                   13

Item 6.   Exhibits                                                            14

Signatures                                                                    14

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                             BKF CAPITAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar amounts in thousands)

                                                                               September 30,   December 31,
                                                                                   2010            2009
                                                                                -----------    ------------
                                                                                (unaudited)
                                               Assets
Cash and cash equivalents                                                       $    12,682    $    11,839
Investments                                                                             244          2,098
Royalty and other receivables                                                           191            237
Prepaid expenses and other assets                                                       231            279
                                                                                -----------    -----------
        Total assets                                                            $    13,348    $    14,453
                                                                                ===========    ===========


                                   Liabilities and Stockholders' Equity

Accrued expenses                                                                $        58    $       208
Unearned sublease income                                                                138            138
Accrued lease liability expense                                                       1,530          2,594
                                                                                -----------    -----------
        Total liabilities                                                       $     1,726    $     2,940
                                                                                -----------    -----------

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares, 7,973,216 issued and 7,776,233 outstanding as of September 30, 2010
and 7,973,216 issued and outstanding as of December 31, 2009                          7,973          7,973
Treasury stock                                                                         (212)            --
Additional paid-in capital                                                           68,269         68,269
Accumulated deficit                                                                 (64,474)       (64,888)
Accumulated other comprehensive income                                                   66            159
                                                                                -----------    -----------
     Total stockholders' equity                                                      11,622         11,513
                                                                                -----------    -----------
Total liabilities and stockholders' equity                                      $    13,348    $    14,453
                                                                                ===========    ===========

                             See accompanying notes

                             BKF CAPITAL GROUP, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                ---------------------------     ---------------------------
                                                    2010            2009            2010            2009
                                                -----------     -----------     -----------     -----------
Operating income:
Royalties                                       $       175     $       189     $       512     $       524

Non Operating Income
Interest income                                          15               4              24              40
Realized gains                                           --              18             378              18
Other income                                              2               2              85              58
                                                -----------     -----------     -----------     -----------
     Total revenues                                     192             213             999             640
                                                -----------     -----------     -----------     -----------
Expenses:
Employee compensation and benefits                       54              52             172             143
Occupancy and equipment rental                           29              28              67             103
Other operating expenses                                 27              45             130             248
Interest expense                                         72              72             216             219
                                                -----------     -----------     -----------     -----------
     Total expenses                                     182             197             585             713
                                                -----------     -----------     -----------     -----------

     Net income/(loss)                                   10              16             414             (73)
                                                ===========      ===========    ===========     ===========

Other comprehensive income, net of tax
Unrealized (loss) on investments                         28             419             (93)            419
                                                -----------      -----------     -----------     ----------
Other comprehensive income                       $       38      $      435      $      321      $      346
                                                ===========      ===========     ===========     ==========


Net income/(loss) per share:
Basic and Diluted                                $      0.00     $      0.00     $      0.05     $     (0.01)
                                                 -----------     -----------     -----------     -----------
Weighted average common shares outstanding         7,869,442       7,973,216       7,938,244       7,973,216
                                                ============     ===========     ===========     ===========

                             See accompanying notes

                             BKF CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                          ---------------------
                                                                            2010         2009
                                                                          --------     --------
Cash flows from operating activities
Net income (loss)                                                         $    414     $    (73)
Changes in operating assets and liabilities:
     Gain on sale of securities                                               (378)         (18)
     Decrease in U.S. treasury bills                                            --       13,320
     Decrease in advisory trailer fees and
      other receivable                                                          47          545
     Decrease (increase) in prepaid expenses and other assets                   48          (19)
     Decrease in accrued expenses                                             (150)        (200)
     Increase in other liabilities                                              --          138
     Decrease in accrued lease liability expense                            (1,064)      (1,062)
                                                                          --------     --------
Net cash (used in) provided by operating activities                         (1,083)      12,631
                                                                          --------     --------

Cash flows from investing activities
     Proceeds from sale of investments                                       2,138           61
     Purchase of investment securities                                         --        (1,982)
                                                                          --------     --------
Net cash provided by (used in) investing activities                          2,138       (1,921)
                                                                          --------     --------
Cash flows from financing activities
     Repurchase of common stock                                               (212)         --
                                                                          --------     --------
Net cash used in financing activities                                         (212)         --
                                                                          --------     --------



Net increase in cash and cash equivalents                                      843       10,710
Cash and cash equivalents at the beginning of the period                    11,839        1,551
                                                                          --------     --------

Cash and cash equivalents at the end of the period                        $ 12,682     $ 12,261
                                                                          ========     ========


Supplemental disclosure of cash flow information
Cash paid for interest                                                    $     --     $     --
                                                                          ========     ========

Cash paid for income taxes                                                $     --     $     --
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

                             BKF CAPITAL GROUP, INC.

Revenue Recognition

Under an agreement with a former partner, BKF is entitled to 15% of the annual revenues collected from carry-over clients by this former partner. Royalties are paid to BKF on a quarterly basis following the former partner's actual collection of revenue. This agreement terminated on September 30, 2010.

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

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at September 30, 2010 and December 31, 2009. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

                             BKF CAPITAL GROUP, INC.

2. Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. As a result of the transaction, the Company re-classed approximately $378,000 out of Other Comprehensive Income into Realized gains. Realized gains and losses are calculated using the original cost of those investments.

At September 30, 2010 the Company held 13,500 of IAAC common shares valued at approximately $244,000.

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

4. Related Party Transactions

Royalties

Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of approximately $175,000 and $189,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $512,000 and $524,0000 for the nine months ended September 30, 2010 and 2009, respectively. The agreement that provided for the royalties terminated on September 30, 2010.

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

As of September 30, 2010 and December 31, 2009, the lease liability was $1.5 Million and $2.6 million, respectively, based on a present value calculation.

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

7. Share Repurchase Plan.

During July 2010, the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2010 through July 18, 2011. As of November , 2010, the Company had repurchased an aggregate amount 286,983 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; and 90,000 shares at an average price of $1.15.

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

Income

     Total revenues for the three months ended September 30, 2010 was $192,000, compared to $213,000 in the same period in 2009, a decrease of $21,000.

     Total income for the nine months ended September 30, 2010 was $999,000 compared to $640,000 in the same period in 2009, an increase of $359,000. The increase is primarily due to the one time gain from sale of securities which amounted to $378,000.

Expenses

     Total expenses for the three months ended September 30, 2010 were approximately $182,000, reflecting a decrease of 8% from $197,000 in expenses in the same period in 2009. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.

     Total expenses for the nine months ended September 30, 2010 were approximately $585,000, reflecting a decrease of 18% from $713,000 in expenses in the same period in 2009. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.


Net Income/Net Loss

     Net Income for the three months ended September 30, 2010 was $10,000, as compared to a net income of $16,000 in the same period in 2009.

     Net Income for the nine months ended September 30, 2010 was $414,000, as compared to a net loss of $73,000 in the same period in 2009.


LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of September 30, 2010 consist primarily of cash, and investments.

     While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

     At September 30, 2010, BKF had cash and cash equivalents of $12.7 million, compared to $11.8 million of cash and cash equivalents at December 31, 2009.


OFF BALANCE SHEET RISK

     There has been no material change with respect to the off balance sheet risk incurred by the Company since September 30, 2010.


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

     As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

At September 30, 2010 the Company held 13,500 of IAAC common shares valued at approximately $244,000.

Share Repurchase Plan.

     On July 6, 2010, the Company's share repurchase plan which was adopted On June 30, 2009 (the "2009 Repurchase Plan"), expired. The Company did not repurchase any shares under the 2009 Repurchase Plan. On July 19, 2010 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2009 through July 18, 2010 (the "2010 Repurchase Plan"). As of November 11, 2010, the Company had repurchased an aggregate amount 286,983 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; and 90,000 shares at an average price of $1.15.


Item 6. Exhibits

   31       Section 302 Certification of Principal Executive Officer

   32       Section 906 Certification of Principal Executive Officer


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: November 12, 2010


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