Form 10-K
period 2010-12-31
BKF CAPITAL GROUP INC
filed 2011-03-31
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2010
                                       or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from          to           .

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

                            Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, was $4,108,348. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

     March 28, 2011, 7,446,593 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

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

     The Company operates through its wholly-owned subsidiary, BKF Management Co., Inc. ("BMC") and its subsidiaries, all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF include its wholly-owned subsidiary BMC, BMC's wholly owned subsidiary BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, LEVCO Securities, Inc. ("LEVCO Securities") and BKF GP Inc. ("BKF GP"). There were no affiliated partnerships in BKF's December 31, 2010 or December 31, 2009 consolidated financial statements.

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

Services

     During the years ended December 31, 2010 and December 31, 2009, the Company did not provide any investment advisory or asset management services nor did the Company act as a broker dealer.

     The Company, through BKF GP, continues to act as the managing general partner of several private investment partnerships which are in the process of being liquidated and dissolved.

Employees

     As of March 28, 2011, BKF employed the services of two individuals. Steven
N. Bronson serves as BKF's Chairman and President and Maria Fregosi serves as BKF's Chief Financial Officer and Senior Vice President.


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


The Company Has Limited Resources

     The Company currently does not have any operating business. Except for a limited revenue stream from a fee sharing agreement with a departed portfolio manager, the Company has had no revenues from operations for the fiscal years ended December 31, 2010 and 2009. The Company's plan of operations is to consummate an acquisition or merger or other business combination (a "Transaction") with a viable business entity (a "Target"). There can be no assurance that the Company will be able to consummate a Transaction, nor can there be any assurance that any Target, at the time of the Company's consummation of a Transaction of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current assets of the Company may not be sufficient to fund a Transaction. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate a Transaction. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

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


Transaction May Prevent or Limit the Company's
Ability to Use Its Net Operating Tax Loss Carryforwards

      As of December 31, 2010 the Company had a net operating loss carryforward of approximately $10.4 million. The consummation of a Transaction by the Company may limit, reduce or void the utilization of the net operating losses. While the Company shall endeavor to complete a Transaction with a Target that will permit the Company to utilize its net operating losses, there can be no assurances that the Company will be able to utilize its net operating losses after the consummation of a Transaction with a Target.


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


Bank Account Balances in Excess of FDIC Insurance

         On October 3, 2008, the Emergency Economic Stabilization Act of 2008 increased the insurance coverage offered by the Federal Deposit Insurance Corporation (FDIC) from $100,000 to $250,000 per depositor. This limit is anticipated to return to $100,000 after December 31, 2013. Additionally, under the FDIC's Temporary Liquidity Guarantee Program, amounts held in non-interest bearing transaction accounts at participating institutions are fully guaranteed by the FDIC through December 31, 2013. The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not insured by the FDIC. As of December 31, 2010 and 2009, the Company had $4,581,571 and $1,370,858, respectively, in its Bank of America bank accounts. Accordingly, the Company does not have FDIC insurance for any amounts held at Bank of America in excess of $250,000. As of December 31, 2010 and 2009, the Company had $3,506,203 and $0, respectively, in its JP Morgan Chase bank accounts. Accordingly, the Company does not have FDIC insurance for any amounts held at JP Morgan Chase in excess of $250,000.

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


Mr. Bronson Has Effective Control of the Company's Affairs

      As of March 28, 2011, Mr. Bronson beneficially owns and controls 3,333,269 shares of common stock of the Company, representing approximately 42% of the issued and outstanding shares of common stock and approximately 42% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.


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

Stockholders Risk Dilution In Connection with a Transaction

      The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock. As of March 28, 2011, the Company had 7,973,216 shares of common stock issued and 7,446,593 shares outstanding and 7,026,784 authorized but unissued shares of common stock available for issuance. The Company has no commitments as of this date to issue its securities, however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following a Transaction. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following a Transaction, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.


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


Item 2.    Properties

      During the year ended December 31, 2010, BKF's offices were located at 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432 (the "Premises"). The Company occupied the Premises, which is approximately 2,418 square feet, pursuant to an Agreement of Sublease, dated as of March 1, 2010 (the "Sublease"), by and between the Company and Lion Gables Realty Limited Partnership, a Delaware limited partnership. The Sublease is for a term of 5 years from March 1, 2010 through February 28, 2015 and The Company shall pay a monthly base rent of $5,038 throughout the Sublease term, plus certain additional rent. The monthly base rent includes all operating expenses and real estate taxes. A copy of the form Sublease for the Premises is attached to BKF's Current Report on Form 8-K, filed on March 8, 2010, as Exhibit 10.38.

     During the period January 1, 2009 through February 28, 2010, BKF's offices were located at 1 North Federal Highway, Suite 201, Boca Raton, Florida 33421. On February 28, 2010 the Company terminated the lease agreement without additional consideration.



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

      The lease liabilities were reduced as monthly rent payments were made to the landlord, net of any sublease income received.

      Effective December 31, 2010, the Company terminated the lease with the landlord. In connection with the early termination, the Company agreed to pay a sum of $1,139,049 which represented the present value of the aggregate net rent due under the lease. As a result of the early termination, the Company recorded a gain on settlement of approximately $371,000. The Company previously disclosed the early termination of the One Rockefeller Plaza lease in a Current Report on Form 8-K, which was filed on March 3, 2011, which is incorporated herein by reference.


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


Item 4.    Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of BKF's security holders during the fiscal year ended December 31, 2010.

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

      (a) MARKET INFORMATION. BKF's common stock trades over the counter under the symbol "BKFG." At the close of business on March 28, 2010, there were 418 holders of record of BKF's common stock. As of March 28, 2011, the bid and ask price of the Company's common stock was $1.07 and $1.07, respectively.

      The following table sets forth the range of high and low prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


                                                          Stock Price
                                                             Ranges
                                                       -----------------
                                  COMMON STOCK
         ------------------------------------------------------------------
         Year/Fiscal Period                             High        Low
         ------------------                           ----------  ---------

           2010
         Fourth Quarter                                $1.25       $1.05
         Third Quarter                                 $1.11       $0.85
         Second Quarter                                $0.97       $0.92
         First Quarter                                 $1.13       $0.85


           2009
         Fourth quarter                                $1.30       $0.93
         Third  quarter                                $1.22       $0.85
         Second quarter                                $1.05       $0.95
         First quarter                                 $1.13       $0.85


      There were no distributions or dividends declared or paid in 2010 or 2009. The declaration and payment of distributions or dividends by BKF is at the discretion of BKF's Board of Directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF. BKF has discontinued its policy of paying quarterly cash dividends and does not expect to pay dividends in the foreseeable future.


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


Current Plan of Operations

      The Company has no operating business and no assets under management at December 31, 2010. The Company's principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act reporting company and a small revenue stream consisting of royalty payments from a departed portfolio manager. BKF's current revenue stream will not be sufficient to cover current expenses, however the Company has enough cash to cover operations for the upcoming year.

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

     During the period July 2, 2009 through July 13, 2009, the Company acquired a total of 500,000 shares of FCStone Group, Inc. ("FCStone") common stock in open market transactions at an average price of approximately $3.97 per share or an aggregate amount of approximately $1,985,000. On July 31, 2009 the Company sold 10,847 common shares of FCStone at $5.62 or $60,848. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone Group, Inc. ("FCStone") was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 144,300 shares of IAAC in exchange for its 489,153 shares of FCStone. At December 31, 2010 the Company held 13,500 of IAAC common shares valued at approximately $318,600.

     On December 17, 2010, the registrant purchased 1,500,000 shares of Qualstar Corporation ("Qualstar") common stock in a privately negotiated transaction at the price of $1.55 per share or the total aggregate amount of $2,325,000. Qualstar is a diversified electronics manufacturer specializing in data storage, power supplies and computer pointing devices. Qualstar's products are known throughout the world for high quality and Simply Reliable designs that provide years of trouble-free service. The securities of Qualstar are traded on NASDAQ under the symbol "QBAK." The registrant purchased the Qualstar shares from Richard A. Nelson and Kathleen R. Nelson as Co-Trustees of the Nelson Family Trust U/A DTD 01/19/2000. Richard A. Nelson is an officer and director of Qualstar. Following the acquisition, the registrant is the owner of approximately 12.2% of issued and outstanding shares of Qualstar. The Company previously disclosed its acquisition of shares of Qualstar in Current Report on Form 8-K filed on December 23, 2010.


BKF Share Repurchase Plan

     On June 30, 2009 the Board of Directors of the Company approved a share repurchase plan (the "2009 Repurchase Plan"), authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 7, 2009 through July 6, 2010. The Company did not repurchase any shares under the 2009 Repurchase Plan.

     On July 19, 2010 the Board of Directors of the Company approved a share Repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2009 through July 18, 2010 (the "2010 Repurchase Plan"). As of December 31, 2010, the Company had repurchased an aggregate amount 526,623 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; 90,000 shares at an average price of $1.15 and 239,640 shares at an average price of $1.18.


Results of Operations

Income

      Total income for 2010 was 1.4 million, reflecting an increase of 66% from $836,000 in 2009. The increase in income was a result of realized gains from investments, gain on settlement of lease which we note was accompanied by a decrease in trailer fees due to the Company pursuant to the trailer fees service agreement which expired on September 30, 2010.

Expenses

      Total expenses for 2010 were $776,000, reflecting a 23% decrease from $1 million in 2009. The decrease is a direct result of the reduction of expenses and long term commitments, including staffing costs.

Liquidity

      At December 31, 2010, BKF had cash and cash equivalents of $9.7 million, as compared to cash and cash equivalents of $11.8 million at December 31, 2009. BKF Capital had receivables of $222,000 at December 31, 2010, as compared to $237,000 at December 31, 2009. This decrease in cash and cash equivalents and receivables primarily reflects the overall reduction in the business as described.

      Accrued expenses were $73,000 at December 31, 2010, as compared to $208,000 at December 31, 2009. This increase is primarily attributable to the $1.1 million paid for the early termination of the One Rockefeller Plaza lease.

      Over the next twelve months the Company plans to meet its current obligations from interest on its cash, to the extent such interest earned is insufficient to pay expenses, the Company shall utilize its cash on hand to meet its obligations.

Off Balance Sheet Risk

      BKF GP served as the managing general partner for several affiliated investment partnerships which traded primarily in equity securities. As of December 31, 2010 and 2009 virtually all of these partnerships' investments have been fully liquidated and the proceeds distributed. There is no general partner or limited partners' capital remaining in these partnerships unless certain illiquid portfolio positions eventually realize a value. BKF GP has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them.


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


Evaluation of disclosure and controls and procedures
----------------------------------------------------

      Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2010.

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

      The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2010, the Company's procedures of internal control over financial reporting operated in an effective manner.

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


Changes in Internal Control over Financial Reporting
----------------------------------------------------

      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                            DIRECTORS
                                                            ---------

Name, Age, and                                                              Director             Other Business
Principal Occupation During the Last Five Years                              Since               Affiliation(s)
-----------------------------------------------                             --------             --------------
Steven N. Bronson -- age 45                                                   2008          Officer and director of 4net
President and Chairman of BKF since September 19, 2008.  Mr.                                Software, Inc., a publicly traded
Bronson is the President of Catalyst Financial LLC, a privately                             corporation and Ridgefield
held  securities brokerage and investment banking firm registered                           Acquisition Corp., a publicly
with the U.S. Securities and Exchange Commission. Mr. Bronson has                           traded corporation.
held that position since 1998.  Mr. Bronson is also the chairman, president and majority shareholder of Ridgefield Acquisition Corp.
and 4net Software, Inc. both publicly traded companies.


Leonard Hagan -- age 59                                                       2008          Director of 4net Software, Inc., a
Director of BKF since September 19, 2008.                                                   publicly traded corporation and
Mr. Hagan is a certified public accountant and for the past fifteen                         Ridgefield Acquisition Corp., a
years has been a partner at Hagan & Burns CPA's, PC in New York. Mr.                        publicly traded corporation.
Hagan received a Bachelors of Arts degree in Economics from Ithaca
College in 1974 and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following
broker-dealers registered with the Securities and Exchange
Commission: Alton Securities, Inc.; Fieldstone Services Corp.;
Livingston Securities, LLC; HFG Healthco Securities LLC and Danske
Markets, Inc.  Mr. Hagan is also a director of Ridgefield
Acquisition Corp. and 4net Software, Inc. both publicly traded companies.


                                                            OFFICERS
                                                            --------

Name, Age and Principal Occupation During                                                               Executive
the Last Five Years                                                       Office                      Officer Since
-----------------------------------------                                 ------                      -------------

Steven N. Bronson -- age 45                                       Chairman and President                   2008
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


Corporate Governance

  Audit Committee

      The current member of the audit committee is Leonard Hagan. There were no meetings of the audit committee during 2009.

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

ITEM 11.   EXECUTIVE COMPENSATION.

Executive Officer Compensation

      The following table sets forth the compensation for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 received by the Company's Chief Executive Officer and the two most highly compensated other officers serving at the end of fiscal year 2010 (the "Named Executive Officers"). The table also includes the former officers who were not serving as officers on December 31, 2010.

                                          SUMMARY COMPENSATION TABLE

                                                                                Shares
Name and                                                          Restricted    Granted
Principal                                          Other Annual     Stock       Under     Options     All Other
Position              Year  Salary ($)  Bonus ($) Compensation(1)  Award($)     Option   Value($)(2) Compensation
--------              ----  ----------  --------- --------------- ----------    ------   ----------- ------------
Steven N. Bronson     2010    150,000          0           0              0           0           0            0
   Chairman and       2009    150,000          0           0              0           0           0            0
   President          2008     37,500          0           0              0           0           0            0

Former
Harvey J. Bazaar(3)   2008    187,500          0           0              0           0           0            0
Chief Executive
   Officer
   and President

J. Clarke Gray(4)     2008    169,307          0           0              0           0           0            0
Senior Vice President
   and Chief
   Financial Officer

Marvin Olshan(3)      2008    187,500          0           0              0           0           0            0
   Chairman

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



Outstanding Equity Awards at December 31, 2010

      As of December 31, 2010, there are no outstanding option grants.


Option/SAR Grants in Last Fiscal Year

      The following table contains certain information regarding grants of stock options to Named Executive Officers during the year ended December 31, 2010. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

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

Aggregate Option Exercises in Fiscal 10 and Fiscal 09 Option Values

          The following table contains certain information regarding stock options exercised during and options to purchase common stock held as of December 31, 2010, by each of the Named Executive Officers.


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


Agreements with Employees and Directors

      Described below are the employees, officers and directors who are subject to a current employment contract as of December 31, 2010.

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

Compensation Committee Interlocks and Insider Participation

      During 2010, Leonard Hagan was the only member of the Compensation Committee. Mr. Hagan also serves as BKF's corporate secretary, but he is not compensated for serving in that position.

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

                           2010 DIRECTOR COMPENSATION

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Since January 1, 2009, the Company has licensed a portion of its office Space to three companies affiliated with Steven N. Bronson who is BKF's Chairman And President. Specifically, BKF licensed offices space and use of facilities to Catalyst Financial, LLC, 4net Software, Inc. and Ridgefield Acquisition Corp. (collectively the "Licensees") for monthly fees of, $500, $100 and $100, respectively. Each of the licenses are on a month to month basis. Steven N. Bronson is the owner and principal of Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. Mr. Bronson is also the President and majority shareholder of 4net Software, Inc. and Ridgefield Acquisition Corp., both publicly traded companies.


Subsequent Event

      Effective March 1, 2011, the Company modified the License Agreement for Catalyst Finacial. Specifically, Catalyst Financial agreed to take more space at the Company's Offices and the montly license fee paid by Catalyst to the Company, increased to $2,500 per month or $30,000 per year.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.


Audit Fees.

      Mark Bailey and Company, Ltd. received $30,000 for the year ended December 31, 2010 for professional services rendered in connection with the audit of the Company's annual financial statements, and a review of the financial statements included in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.

      No audit-related services were rendered with respect to the fiscal years ended December 31, 2010 and December 31, 2009 by Mark Bailey & Company, Ltd.


Tax Fees

      None.

All Other Fees

      No other fees were paid to Mark Bailey and Company, Ltd. during the fiscal years ended December 31, 2010 and December 31, 2009.

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

  Exhibit
  Number                               Description
  ------                               -----------


    10.27  --   Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 18, 2006).

    10.28  --   Separation Agreement between BKF and John C. Siciliano dated
                October 31, 2006 (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10k for the period ended
                December 31, 2006).

    10.29  --   Separation Agreement between BKF and J. Clarke Gray dated
                October 31, 2006 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2006).

    10.30  --   Employment agreement with Marvin Olshan dated November 12,
                2007 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q for the period ended
                September 30, 2007).

    10.31  --   Employment agreement with Harvey J. Bazaar dated November 12,
                2007 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q for the period ended
                September 30, 2007).

    10.32  --   Employment agreement with J. Clarke Gray dated November 12,
                2007 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 10-Q for the period ended
                September 30, 2007).

    10.33  --   Employment agreement with J. Clarke Gray dated March 7, 2007
                (incorporated by reference to Exhibit 10.33 to Registrant's
                Annual Report on Form 10-K for the period ended December 31,
                2007).

    10.34  --   Agreement by and among BKF Capital Group, Inc., Catalyst Fund,
                L.P. and Steven N. Bronson, Harvey J. Bazaar, Marvin L.
                Olshan, Ronald LaBow and J. Clarke Gray, dated August 28, 2008
                (incorporated by reference to Exhibit 10.36 of the Company's
                Current Report on Form 8-K filed on September 2, 2008)

    10.35  --   Employment Agreement between BKF Capital Group, Inc. and
                Steven N. Bronson, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on October 14, 2008).

    10.36  --   Copy of Sublease, dated December , 2008, by and between BKF
                Capital Group, Inc. and 1st United, LLC (incorporated by
                reference to Exhibit 10.36 of the Company's Current Report on
                Form 8-K filed on January 23, 2009).
    10.37  --   Purchase Agreement, dated December 2, 2009, by and between BKF
                Capital Group, Inc. and Steven N. Bronson and Kimberly Bronson.

    10.38  --   Copy of form Sublease, dated January 1, 2009, by and between BKF
                Capital Group, Inc. and Lion Gables Realty Limited Partnership.

    10.39  --   Copy of Termination Agreement, between BKF Management Co.,
                Inc. and RCPI LANDMARK PROPERTIES, L.L.C., dated as of
                December 31, 2010.

  Exhibit
  Number                               Description
  ------                               -----------

    10.40  --   Copy of Employment Agreement, between BKF Captial Group, Inc.
                and Maria Fregosi, dated March 1, 2011.

    14.1   --   Registrant's Code of Ethics revised as of December 31, 2007
                (incorporated by reference to Exhibit 14.1 of the Company's
                Annual Report on Form 10-K filed on March 13, 2008).

    21.1   --   Subsidiaries of the Registrant (incorporated by reference to
                Exhibit 21.1 to the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000).

    23.1   --   Consent of Mark Baily & Company, LLP*

    31.1*  --   Section 302 Certification of Chief Executive Officer

    31.2*  --   Section 302 Certification of Chief Financial Officer

    32.1*  --   Section 906 Certification of Chief Executive Officer

    32.2*  --   Section 906 Certification of Chief Financial Officer


----------
*     Filed herewith


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010


                                                     BKF Capital Group, Inc.

                                                     /s/ Steven N. Bronson
                                                     --------------------------
                                                     Steven N. Bronson
                                                     Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Steven N. Bronson                                    /s/ Leonard Hagan
----------------------------                             ----------------------
Steven N. Bronson                                        Leonard Hagan
Chairman of the Board of Directors                       Director
March 31, 2010                                           March 31, 2010

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      Page
                                                                                     Number
                                                                                     ------
Report of Independent Registered Public Accounting Firm -- Mark Bailey & Company, Ltd. F-2
Consolidated Statements of Financial Condition at December 31, 2010 and 2009           F-4
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009   F-6
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 2010 and 2009                                                           F-7
Notes to Consolidated Financial Statements                                             F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of BKF Capital Group, Inc.


We have audited the accompanying consolidated balance sheets of BKF Capital Group Inc. (Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. BKF Capital Group Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group Inc. as of December 31, 2010 and 2009, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Mark Bailey & Company, Ltd.

Mark Bailey & Company, Ltd.
Reno, Nevada
March 31, 2011

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar amounts in thousands)

                                                               December 31  December 31
                                                                  2010         2009
                                                                --------     --------
Assets

Cash and cash equivalents                                       $  9,744     $ 11,839
Investments                                                        2,863        2,098
Royalty and other receivables                                         15          237
Prepaid expenses and other assets                                    277          279
                                                                --------     --------
   Total assets                                                 $ 12,899     $ 14,453
                                                                ========     ========

Liabilities and stockholders' equity

Accrued expenses                                                $     73     $    208
Unearned sublease income                                              --          138
Accrued lease liability                                            1,139        2,594
                                                                --------     --------
   Total liabilities                                               1,212        2,940
                                                                --------     --------
Commitments and Contingencies

Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares,
  7,973,216 issued and 7,446,593 outstanding as of
  December 31, 2010 and 7,973,216 issued and outstanding as
  of December 31, 2009.                                         $  7,973     $  7,973
Treasury stock                                                      (598)          --
Additional paid-in capital                                        68,269       68,269
Accumulated deficit                                              (64,277)     (64,888)
Accumulate other comprehensive gain                                  320          159
                                                                --------     --------
Total stockholders' equity                                        11,687       11,513
                                                                --------     --------
Total liabilities and stockholders' equity                      $ 12,899     $ 14,453
                                                                ========     ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                             Year Ended December 31,
                                                          ----------------------------
                                                              2010             2009
                                                          -----------      -----------
Income:
Royalties                                                 $       512      $       712

Non-operating income:
Interest income                                                    37               43
Realized gains                                                    378               18
Other income                                                       89               63
Gain on settlement of lease                                       371               --
                                                          -----------      -----------
   Total non-operating income                                     875              124
                                                          -----------      -----------

       Total income                                             1,387              836

Expenses:
Employee compensation and benefits                                224              203
Occupancy and equipment rental                                     97              138
Other operating expenses                                          167              374
Interest expense                                                  288              293
                                                          -----------      -----------

   Total expenses                                                 776            1,008
                                                          -----------      -----------

Net income (loss)                                          $      611      $      (172)
                                                          ===========      ===========
Other comprehensive income, net of tax
    Unrealized gain on investments                                161              159
                                                           -----------     -----------
Comprehensive income (loss)                                $      772       $      (13)
                                                           ===========     ===========


Income/(Loss) per share:
Basic and diluted                                         $       .08      $     (0.02)
                                                          ===========      ===========
Weighted average shares outstanding basic and diluted       7,871,493        7,973,216
                                                          ===========      ===========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                                         Year Ended
                                                                                         December 31,
                                                                                     ---------------------
                                                                                       2010         2009
                                                                                     --------     --------
Cash flows from operating activities:
Net income(loss)                                                                     $    611    $   (172)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operations:
   Gain on sales of securities                                                           (378)          18
   Gain on settlement of lease                                                           (371)          --
   Decrease in U.S. Treasury Bills                                                         --       13,320
   Decrease in royalty and other receivables                                              222          545
   Decrease (increase) in prepaid expenses and other assets                                 2          (72)
   Increase (decrease) in accrued expenses                                               (135)         (49)
   Decrease (increase) in unearned sublease income                                       (138)         138
   Decrease in accrued lease liability expense                                         (1,084)      (1,483)
                                                                                     --------     --------
Net cash (used in) provided by operating activities                                    (1,271)       12,209
                                                                                     --------     --------

Cash flows from investing activities
     Proceeds from sale of investments                                                  2,138           61
     Purchase of investment securities                                                 (2,364)      (1,982)
                                                                                     --------     --------
Net cash (used in) investing activities                                                  (226)      (1,921)
                                                                                     --------     --------

Cash flows from financing activities:
   Repurchase of common stock                                                            (598)          --
                                                                                     --------     --------
Net cash (used in) financing activities                                                  (598)          --
                                                                                     --------     --------

Net (decrease) increase in cash and cash equivalents                                   (2,095)      10,288
Cash and cash equivalents at the beginning of the year                                 11,839        1,551
                                                                                     --------     --------
Cash and cash equivalents at the end of the year                                     $  9,744     $ 11,839
                                                                                     ========     ========
Supplemental disclosure of cash flow information:
Cash paid for interest                                                               $     --     $     --
                                                                                     ========     ========
Cash paid for taxes                                                                  $     --     $     --
                                                                                     ========     ========

                             See accompanying notes

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2010 and 2009
                             (Amounts in thousands)

                                           Common   Treasury     Paid-In     Accumulated   Comprehensive
                                           Stock     Stock       Capital       Deficit        Income       Total
                                           -----    --------     -------       --------    -------------  -------
Balance at December 31, 2008              $  7,973  $   --      $ 68,269      $(64,716)     $     --      $ 11,526
                                          --------  --------    --------      --------      ----------    --------
Net loss                                        --      --            --          (172)           --          (172)
Comprehensive income                            --      --            --            --           159           159
                                          --------  --------    --------      --------      ----------    --------
Balance at December 31, 2009              $  7,973      --      $ 68,269      $(64,888)     $     --      $ 11,513
Treasury stock                                  --      (598)         --            --            --          (598)
Net loss                                                                           611            --           611
Comprehensive income                            --      --            --            --           161           161
                                          --------  --------    --------      --------      ----------    --------
Balance at December 31, 2010              $  7,973      (598)    $ 68,269      $(64,277)     $   320      $ 11,687
                                          ========  ========     ========      ========      =========    ========


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

      BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. BAM had no operations during 2010 and 2009.

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

Revenue Recognition

      Under an agreement with a former partner, BKF is entitled to 15% of the annual revenues ("Royalties") collected from carry-over clients by this former partner. This agreement was in effect through September 30, 2010. Royalties are paid to BKF on a quarterly basis following the former partner's actual collection of revenue. The Company believes that these Royalties are fully collectible and therefore has not recorded any reserves against the related receivable.


Cash, and Cash Equivalents

      The Company treats all investments with maturities at acquisition of three months or less as cash equivalents. Investments in money market funds are valued at net asset value. The Company maintains substantially all of its cash and cash equivalents invested in interest bearing instruments at two nationally recognized financial institutions, which at times may exceed federally insured limits. As a result the Company is exposed to credit risk related to the money market funds and the market rate inherent in those funds.

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

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a valuation reserve of approximately $4.0 million and $4.3 million against its net deferred tax asset as of December 31, 2010 and December 31, 2009, respectively. The Company believes that it is not likely that this deferred tax benefit will be utilized within the statutory period allowed.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

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

      There were no common stock equivalents for the years ended December 31, 2010 and 2009.


Fair Values of Financial Instruments

      Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2010 and 2009. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.


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


3.  Related Party Transactions

Royalties

      Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of $0.5 million and $.7 million for the years ended December 31, 2010 and 2009, respectively.

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

     During the period July 2, 2009 through July 13, 2009, the Company acquired a total of 500,000 shares of FCStone Group, Inc. ("FCStone") common stock in open market transactions at an average price of approximately $3.97 per share or an aggregate amount of approximately $1,985,000. On July 31, 2009 the Company sold 10,847 common shares of FCStone at $5.62, which resulted in a realized gain of approximately $18,000. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone Group, Inc. ("FCStone") was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 144,300 shares of IAAC in exchange for its 489,153 shares of FCStone. During the year ended December 31, 2010, the Company sold 130,800 shares of IAAC, which resulted in a realized gain of approximately $378,000. At December 31, 2010 the Company held 13,500 of IAAC common shares valued at approximately $318,600.

On December 17, 2010, BKF Capital acquired, in a privately negotiated transaction, using its working capital, 1,500,000 shares of common stock of Qualstar Corporation at a purchase price of $1.55 per share or $$2,325,00. The fair value of these shares at December 31, 2010 was $2,544,633. The Company acquired the shares for investment purposes.


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

      The lease liabilities were reduced as monthly rent payments were made to the landlord, net of any sublease income received.

      On December 31, 2010, the Company terminated the lease with the landlord. In connection with the early termination, the Company paid a sum of $1,139,049 which represented the present value of the aggregate net rent due under the lease. As a result of the early termination, the Company recorded a gain on settlement of approximately $371,000.

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

6.    Income Taxes

      As of December 31, 2010 the Company has a federal net operating loss carryforward of approximately $10.4 million, the utilization of which is limited under IRS Code Section 382 due to changes in the ownership of the Company's stock. The Company also had a state net operating loss carryforward of approximately $2.7 million. The NOL carryforwards generated in the years 2005-2008 expire in 2025 thru 2028, and can be used at a rate of $344,000 per year based on Section 382 limitations. The NOL carryforward generated in the year 2010 expires in 2030, and is not currently subject to Section 382 limitations.

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

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

                                         Year Ended
                                         December 31,
                                     ---------------------
                                       2010         2009
                                     --------     --------

Deferred tax assets:
Lease reserve                        $    311     $  1,051
Net operating loss carryforward         3,807        3 336
                                     --------     --------
   Gross deferred tax asset          $  4,118     $  4,387
                                     --------     --------
Deferred tax liabilities:
Deferred state income taxes                (3)          (3)
Unrealized gain on investments           (130)         (64)
                                     --------     --------
   Gross deferred tax liabilities        (133)         (67)
                                     --------     --------
   Net deferred tax asset               3,985        4,320
   Valuation reserve                   (3,985)      (4,320)
                                     --------     --------

                                     $     --     $     --
                                     ========     ========

                    BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

      A reconciliation of income tax (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

                                                       Year Ended
                                                       December 31,
                                                   ---------------------
                                                     2010         2009
                                                   --------     --------

Expected income tax (benefit)                      $    270          (5)
Increase/Decrease in income tax resulting from:
Change in state effective tax rate                       --       (1,208)
Section 382 limitations                                 131       17,291
Other temporary differences                             (66)          --
Change in valuation reserve                            (335)     (16,078)
                                                   --------     --------
Income tax expense                                 $     --     $     --
                                                   ========     ========


7.  Commitments and Contingencies

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

      The Company was a defendant in a lawsuit seeking damages in the amount of approximately $600,000. The complaint was filed in the Supreme Court of New York and alleges unjust enrichment. In February 2010, the Company settled this action by paying the plaintiff $30,000. The settlement amount was recorded in the statements of operations as of December 31, 2009.

      The Company is also a defendant in a lawsuit for claims for alleged services in the amount of approximately $171,000. The complaint was filed in the New York State Supreme Court and alleges a claim for breach of contract against BAM for alleged goods and services delivered to BAM. The Company is vigorously defending this action. The Company has no specific reserve for this action.


8. Stock Repurchase Plan

On July 19, 2010 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2009 through July 18, 2010 (the "2010 Repurchase Plan"). As of December 31, 2010, the Company had repurchased an aggregate amount 526,623 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; 90,000 shares at an average price of $1.15 and 239,640 shares at an average price of $1.18.