Form 10-Q
period 2011-03-31
BKF CAPITAL GROUP INC
filed 2011-05-13
CIK 9235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2011.

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

Large accelerated filer [ ]               Accelerated filer         [ ]

Non-accelerated filer   [ ]               Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            [X] Yes  [ ] No


     As of May 11, 2011, 7,446,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

               Consolidated Statements of Financial Condition as of
               March 31, 2011 (unaudited) and December 31, 2010                3

               Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2011
               and 2010(unaudited)                                             4

               Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2011 and 2010 (unaudited)                       5


               Notes to Interim Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

Item 4T.  Controls and Procedures                                             12

Part II.  Other Information                                                   13

Item 1.   Legal Proceedings                                                   13

Item 5.   Other Information                                                   13

Item 6.   Exhibits                                                            14

Signatures                                                                    14

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                             BKF CAPITAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar amounts in thousands)

                                                                                 March 31,     December 31,
                                                                                   2011            2010
                                                                                -----------    ------------
                                                                                (unaudited)
                                               Assets
Cash and cash equivalents                                                       $     8,678    $     9,744
Investments                                                                           3,038          2,863
Royalty and other receivables                                                            16             15
Prepaid expenses and other assets                                                        57            277
                                                                                -----------    -----------
        Total assets                                                            $    11,789    $    12,899
                                                                                ===========    ===========


                                   Liabilities and Stockholders' Equity

Accrued expenses                                                                $        13    $        73
Accrued lease liability expense                                                          --          1,139
                                                                                -----------    -----------
        Total liabilities                                                       $        13    $     1,212
                                                                                -----------    -----------

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares, 7,973,216
issued and 7,446,593 outstanding as of March 31, 2011 and December 31, 2010           7,973          7,973
Treasury stock                                                                         (598)          (598)
Additional paid-in capital                                                           68,269         68,269
Accumulated deficit                                                                 (64,363)       (64,277)
Accumulated other comprehensive income                                                  495            320
                                                                                -----------    -----------
     Total stockholders' equity                                                      11,776         11,687
                                                                                -----------    -----------
Total liabilities and stockholders' equity                                      $    11,789    $    12,899
                                                                                ===========    ===========

                             See accompanying notes

                             BKF CAPITAL GROUP, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                 2011          2010
                                                            -----------    -----------
Operating income:

Royalties                                                   $        --    $       179

Non Operating Income
Interest income                                                       7              2
Other income                                                          4             64
                                                            -----------    -----------
     Total revenues                                                  11            245
                                                            -----------    -----------
Expenses:
Employee compensation and benefits                                   61             60
Occupancy and equipment rental                                       16             32
Other operating expenses                                             20             47
Interest expense                                                     --             72
                                                            -----------    -----------
     Total expenses                                                  97            211
                                                            -----------    -----------
Net income/(loss)                                                   (86)            34
                                                            ===========    ===========
Other Comprehensive Income
  Unrealized gain
    on securities                                                   175             63
                                                            -----------    -----------
Comprehensive Income                                                 89             97
                                                            ===========    ===========
Net income/(loss) per share:
Basic and Diluted                                           $     (0.01)   $      0.00
                                                            -----------    -----------
Weighted average common shares outstanding                    7,446,593      7,973,216
                                                            ===========    ===========

                             See accompanying notes

                             BKF CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ---------------------
                                                                            2011         2010
                                                                          --------     --------
Cash flows from operating activities
Net income (loss)                                                         $    (86)     $    34
Changes in operating assets and liabilities:
     Decrease in advisory trailer fees and
      other receivable                                                          --          (26)
     Decrease in prepaid expenses and other assets                             219            1
     Decrease in accrued expenses                                              (60)        (106)
     Decrease in accrued lease liability expense                            (1,139)        (341)
                                                                          --------     --------
Net cash (used in) provided by operating activities                         (1,066)        (438)
                                                                          --------     --------


Net (decrease)/increase in cash and cash equivalents                        (1,066)        (438)
Cash and cash equivalents at the beginning of the period                     9,744       11,839
                                                                          --------     --------

Cash and cash equivalents at the end of the period                        $  8,678     $ 11,401
                                                                          ========     ========


Supplemental disclosure of cash flow information
Cash paid for interest                                                    $     --     $     --
                                                                          ========     ========

Cash paid for income taxes                                                $     --     $     --
                                                                          ========     ========

                             See accompanying notes

                             BKF CAPITAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The unaudited condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2010.

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

                             BKF CAPITAL GROUP, INC.

Revenue Recognition

Under an agreement with a former partner, BKF was entitled to 15% of the annual revenues collected from carry-over clients by this former partner. This agreement terminated on September 30, 2010.

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

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at March 31, 2011 and December 31, 2010. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

                             BKF CAPITAL GROUP, INC.

2. Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income.

At March 31, 2011 the Company held 13,500 of IAAC common shares valued at approximately $343,000 and 1,505,700 common shares of Qualstar valued at approximately $2,695,000.

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

4. Related Party Transactions

Royalties

Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of zero and approximately $175,000 for the three months ended March 31, 2011 and 2010, respectively. The agreement that provided for the royalties terminated on September 30, 2010.

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

6. Share Repurchase Plan.

     On July 19, 2010 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2010 through July 18, 2011 (the "2010 Repurchase Plan"). As of March 31, 2011, the Company had repurchased an aggregate amount 526,623 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; 90,000 shares at an average price of $1.15 and 239,640 shares at an average price of $1.18.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF Capital Group, Inc. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2010, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

     The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

     The Company operates through its wholly-owned subsidiary, BKF Management Co., Inc. ("BMC") and its subsidiaries, all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF include its wholly-owned subsidiary BMC, BMC's wholly owned subsidiary BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, LEVCO Securities, Inc. ("LEVCO Securities") and BKF GP Inc. ("BKF GP"). There were no affiliated partnerships in BKF's December 31, 2010 consolidated financial statements.

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

Income

     Total revenues for the three months ended March 31, 2011 was $11,000, compared to $245,000 in the same period in 2010, a decrease of $234,000. The decrease is primarily due to the royalty revenue agreement which terminated on September 30, 2010.

Expenses

     Total expenses for the three months ended March 31, 2011 were approximately $97,000, reflecting a decrease of 54% from $211,000 in expenses in the same period in 2010. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.

Net Income/Net Loss

     Net loss for the three months ended March 31, 2011 was $86,000, as compared to net income of $34,000 in the same period in 2010.


LIQUIDITY AND CAPITAL RESOURCES

     BKF's current assets as of March 31, 2011 consist primarily of cash, and investments.

     While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

     At March 31, 2011, BKF had cash and cash equivalents of $8.7 million, compared to $9.7 million of cash and cash equivalents at December 31, 2010.


OFF BALANCE SHEET RISK

     There has been no material change with respect to the off balance sheet risk incurred by the Company since March 31, 2011.


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

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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


Item 5.   Other Information

As of March 31, 2011 the Company held 13,500 of IAAC common shares valued at approximately $343,000. The Company holds the shares in FC Stone for investment purposes.

At March 31, 2011 the Company held 1,505,700 common shares of Qualstar valued at approximately $2,695,000. The Company holds the shares of Qualstar for investment purposes.

Share Repurchase Plan.

On July 19, 2010 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2009 through July 18, 2010 (the "2010 Repurchase Plan"). As of March 31, 2011, the Company had repurchased an aggregate amount 526,623 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; 90,000 shares at an average price of $1.15 and 239,640 shares at an average price of $1.18.


Subsequent Event.

On April 14, 2011, the Company purchase an additional 10,000 shares of Qualstar common stock at $1.79 per share or approximately $17,900.

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


     Date: May 12, 2011


                                             BKF CAPITAL GROUP, INC.


                                             By: /s/ Steven N. Bronson
                                                 -------------------------------
                                                 Steven N. Bronson,
                                                 Chief Executive Officer,
                                                 as Registrant's duly authorized
                                                 officer