Form 10-Q
period 2011-06-30
BKF CAPITAL GROUP INC
filed 2011-08-08
CIK 9235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from to

Commission file number: 1-10024

BKF Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-0767530
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

225 N.E. Mizner Boulevard, Suite 400 Boca Raton, Florida 33432

(Address of Principal Executive Office) (Zip Code)

(561) 362-4199

(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes  ☐ No

As of August 4, 2011, 7,446,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)

Assets
Cash and cash equivalents	$8,588	$9,744
Investments	3,070	2,863
Royalty and other receivables	—	15
Prepaid expenses and other assets	45	277
Total assets	$11,703	$12,899

Liabilities and Stockholders' Equity

Accrued expenses	$16	$73
Accrued lease liability expense	—	1,139
Total liabilities	$16	$1,212

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,973,216 issued and 7,446,593 outstanding as of June 30, 2011 and December 31, 2010	7,973	7,973
Treasury stock	(598)	(598)
Additional paid-in capital	68,269	68,269
Accumulated deficit	(64,466)	(64,277)
Accumulated other comprehensive income	509	320
Total stockholders' equity	11,687	11,687
Total liabilities and stockholders' equity	$11,703	$12,899

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating income:
Royalties	$17	$158	$17	$336

Non Operating Income
Interest income	7	7	14	10
Realized gains	—	378	—	378
Other income	8	19	13	83
Total revenues	32	562	44	807

Expenses:
Employee compensation and benefits	71	57	132	117
Occupancy and equipment rental	16	7	32	39
Other operating expenses	47	55	69	103
Interest expense	—	72	—	144
Total expenses	134	191	233	403

Net income/(loss)	(102)	371	(189)	404

Other comprehensive income, net of tax
Unrealized gain (loss) on investments	14	(185)	189	(122)
Other comprehensive income/(loss)	$(88)	$186	$—	$282

Net income/(loss) per share:
Basic and Diluted	$(0.01)	$0.05	$(0.02)	$0.05
Weighted average common shares outstanding	7,973,216	7,973,216	7,973,216	7,973,216

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(189)	$404
Changes in operating assets and liabilities:
Gain on sale of securities	—	(378)
Decrease in advisory trailer fees and other receivable	15	72
Decrease in prepaid expenses and other assets	232	33
Decrease in accrued expenses	(57)	(98)
Decrease in accrued lease liability expense	(1,139)	(723)
Net cash (used in) provided by operating activities	(1,138)	(690)

Cash flows from investing activities
Purchase of investment securities	(18)	—
Proceeds from sale of investments	—	2,138
Net cash provided by investing activities	(18)	2,138

Net (decrease)/increase in cash and cash equivalents	(1,156)	1,448
Cash and cash equivalents at the beginning of the period	9,744	11,839

Cash and cash equivalents at the end of the period	$8,588	$13,287

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

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

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at June 30, 2011 and December 31, 2010. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income.

At June 30, 2011 the Company held 13,500 of IAAC common shares valued at approximately $327,000 and 1,515,700 common shares of Qualstar valued at approximately $2,743,000.

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

4. Related Party Transactions

Royalties

Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of $17 and approximately $158,000 for the three months ended June 30, 2011 and 2010, respectively. The agreement that provided for the royalties terminated on September 30, 2010.

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6. Share Repurchase Plan.

On July 19, 2010 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2010 through July 18, 2011 (the "2010 Repurchase Plan"). As of June 30, 2011, the Company had repurchased an aggregate amount 526,623 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; 90,000 shares at an average price of $1.15 and 239,640 shares at an average price of $1.18.

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

Since January 1, 2007, the Company has had no operating business and no assets under management. The Company's principal assets consist of a significant cash position, its investments sizable net operating tax losses to potentially  carry forward, and its status as a publicly traded Exchange Act reporting company.  BKF's current revenue stream will not be sufficient to cover BKF's ongoing expenses.

Currently the Company is pursuing an updated corporate strategy, whereby  the Company's is actively seeking to acquire business targets that show growth characteristics at a reasonable valuation or to purchase controlling equity positions in such business targets. The Company shall endeavor to utilize some or all of the Company's net operating loss carryforwards in connection with a business combination transaction; however, there can be no assurance that the Company will be able to utilize any of its net operating loss carryforwards. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Income

Total revenues for the three months ended June 30, 2011 was 32,000  compared to $562,000 in the same period in 2010, a decrease of $530,000. The decrease is primarily due to $158,000 in royalty revenue received under the  agreement which terminated on September 30, 2010 and a gain of $378,000 from  the sale of securities.

Total revenues for the six months ended June 30, 2011 was 44,000  compared to $807,000 in the same period in 2010, a decrease of $763,000. The decrease is primarily due to $336,000 in royalty revenue received under the  agreement which terminated on September 30, 2010 and a gain of $378,000 from  the sale of securities.

Expenses

Total expenses for the three months ended June 30, 2011 were approximately $134,000, reflecting a decrease of 30% from $191,000 in expenses in the same period in 2010. The decrease is primarily attributable to a decrease in interest  expense and other operating expenses, based on the efforts of management to reduce  expenses and conserve the assets of the Company.

Total expenses for the six months ended June 30, 2011 were approximately $233,000, reflecting a decrease of 42% from $403,000 in expenses in the same period in 2010. The decrease is primarily attributable to a decrease in interest expense and other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.

Net Income/Net Loss

Net loss for the three months ended June 30, 2011 was $102,000, as compared to net income of $371,000 in the same period in 2010.

Net loss for the six months ended June 30, 2011 was $189,000, as compared to net income of $404,000 in the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of June 30, 2011 consist primarily of cash, and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At June 30, 2011, BKF had cash and cash equivalents of $8.6 million, compared to $9.7 million of cash and cash equivalents at December 31, 2010.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since June 30, 2011.

Item 4. Controls and Procedures

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

Item 5.   Other Information

As of June 30, 2011 the Company held 13,500 shares of IAAC common stock valued at approximately $327,000. The Company holds the shares of IAAC for investment purposes.

At June 30, 2011 the Company held 1,515,700 shares of Qualstar common stock valued at approximately $2,743,000. The Company holds the shares of Qualstar for investment purposes.

Share Repurchase Plan.

On July 19, 2010 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to  one million shares of its outstanding common stock, $1 par value, over the  twelve month period July 19, 2010 through July 18, 2011 (the "2010 Repurchase  Plan"). As of June 30, 2011, the Company had repurchased an aggregate amount  526,623 shares of the Company's common stock as follows: 40,000 shares at an  average price of $.94 per share; 156,983 shares at an average price of $1.10;  90,000 shares at an average price of $1.15 and 239,640 shares at an average  price of $1.18. The 2010 Repurchase Plan terminated on July 18, 2011 and was  not renewed by the Board of Directors.

Item 6. Exhibits

Exhibit	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011

BKF CAPITAL GROUP, INC.

By:	/s/ Steven N. Bronson
Steven N. Bronson,
Chief Executive Officer,
as Registrant's duly authorized
officer