Form 10-Q/A
period 2011-06-30
BKF CAPITAL GROUP INC
filed 2011-09-07
CIK 9235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from _______ to _______

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
☒ Yes  ☐ No

As of September 2, 2011, 7,446,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ending June 30, 2011, filed by BKF Capital Group, Inc. with the Securities and Exchange Commission on August 8, 2011 (the “Form 10-Q”), is to: (1) correct the financial statements and other disclosures to reflect the proper number of shares of common stock outstanding as of June 30, 2011 due to the cancellation of shares of stock held in the treasury [see Balance Sheets, Statements of Operations, Note 6 to the financial statements and Part II, Item 5]; and (2) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  As permitted by Rule 405, Registrant has a 30 day extension to file Exhibit 101, which exhibit provides the financial statements from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as to the original filing date for the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$8,588	$9,744
Investments	3,070	2,863
Royalty and other receivables	—	15
Prepaid expenses and other assets	45	277
Total assets	$11,703	$12,899

Liabilities and Stockholders' Equity
Accrued expenses	$16	$73
Accrued lease liability expense	—	1,139
Total liabilities	$16	$1,212

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,446,593 issued and outstanding as of June 30, 2011 and 7,973,216 issued and 7,446,593 outstanding as of December 31, 2010	7,447	7,973
Treasury stock	—	(598)
Additional paid-in capital	68,269	68,269
Accumulated deficit	(64,538)	(64,277)
Accumulated other comprehensive income	509	320
Total stockholders' equity	11,687	11,687
Total liabilities and stockholders' equity	$11,703	$12,899

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating income:
Royalties	$—	$158	$—	$336

Non Operating Income
Interest income	7	7	14	10
Realized gains	—	378	—	378
Other income	25	19	30	83
Total revenues	32	562	44	807
Expenses:
Employee compensation and benefits	71	57	132	117
Occupancy and equipment rental	16	7	32	39
Other operating expenses	47	55	69	103
Interest expense	—	72	—	144
Total expenses	134	191	233	403

Net income/(loss)	(102)	371	(189)	404

Other comprehensive income, net of tax
Unrealized (loss) on investments	14	(185)	189	(122)
Other comprehensive income	$(88)	$186	$—	$282

Net income/(loss) per share:
Basic and Diluted	$(0.01)	$0.05	$(0.03)	$0.05
Weighted average common shares outstanding	7,446,593	7,973,216	7,446,593	7,973,216

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

4. Related Party Transactions

Royalties

Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of zero and approximately $175,000 for the three months ended June 30, 2011 and 2010, respectively. The agreement that provided for the royalties terminated on September 30, 2010.

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

6. Share Repurchase Plan.

On July 19, 2010 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2010 through July 18, 2011 (the "2010 Repurchase Plan"). As of June 30, 2011, the Company had repurchased an aggregate amount 526,623 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; 90,000 shares at an average price of $1.15 and 239,640 shares at an average price of $1.18. On May 20, 2011, the Company cancelled the 526,623 shares acquired by  the Company under the 2010 Repurchase Plan.

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

Income

Total revenues for the three months ended June 30, 2011 was 32,000 compared to $562,000 in the same period in 2010, a decrease of $530,000. The decrease is primarily due to $158,000 in royalty revenue agreement which terminated on September 30, 2010 and a gain of $378,000 from the sale of securities.

Total revenues for the six months ended June 30, 2011 was 44,000  compared to $807,000 in the same period in 2010, a decrease of $763,000. The decrease is primarily due to $336,000 in royalty revenue agreement which terminated  on September 30, 2010 and a gain of $378,000 from the sale of securities.

Expenses

Total expenses for the three months ended June 30, 2011 were approximately $134,000, reflecting a decrease of 30% from $191,000 in expenses in the same period in 2010. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.

Total expenses for the six months ended June 30, 2011 were approximately $232,000, reflecting a decrease of 74% from $403,000 in expenses in the same period in 2010. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.

Net Income/Net Loss

Net loss for the three months ended June 30, 2011 was $102,000, as compared to net income of $371,000 in the same period in 2010.

Net loss for the six months ended June 30, 2011 was $188,000, as compared to net income of $404,000 in the same period in 2010.

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

Item 5.   Other Information

As of June 30, 2011 the Company held 13,500 of IAAC common shares valued at approximately $327,000. The Company holds the shares in FC Stone for investment purposes.

At June 30, 2011 the Company held 1,515,700 common shares of Qualstar valued at approximately $2,743,000. The Company holds the shares of Qualstar for investment purposes.

Share Repurchase Plan.

On July 19, 2010 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2009 through July 18, 2010 (the "2010 Repurchase Plan"). As of June 30, 2011, the Company had repurchased an aggregate amount 526,623 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; 90,000 shares at an average price of $1.15 and 239,640 shares at an average price of $1.18.  On May 20, 2011, the Company cancelled the 526,623 shares of the  common stock acquired by the Company under the 2010 Repurchase Plan.

Item 6. Exhibits.

a. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number	Description of Document
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase
101.LAB*#	XBRL Taxonomy Extension Label Linkbase
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

# Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2011

BKF CAPITAL GROUP, INC.

By:	/s/ Steven N. Bronson
Steven N. Bronson,
Chief Executive Officer,
as Registrant's duly authorized
officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase
101.LAB*#	XBRL Taxonomy Extension Label Linkbase
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

# Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on  Exhibit 101 hereto are deemed not filed or part of a registration statement  or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933,  as amended, are deemed not filed for purposes of Section 18 of the Securities  Exchange Act of 1934, as amended, and otherwise are not subject to liability  under those sections.