Form 10-Q
period 2011-09-30
BKF CAPITAL GROUP INC
filed 2011-11-18
CIK 9235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from __________ to __________

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

As of November 16, 2011, 7,446,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)

Assets
Cash and cash equivalents	$8,280	$9,744
Investments	3,505	2,863
Royalty and other receivables	--	15
Prepaid expenses and other assets	31	277
Total assets	$11,816	$12,899

Liabilities and Stockholders' Equity

Accrued expenses	$16	$73
Accrued lease liability expense	--	1,139
Total liabilities	$16	$1,212

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares, 7,446,593 issued and outstanding as of September 30, 2011 and 7,973,216 issued and 7,446,593 outstanding as of December 31, 2010	7,447	7,973
Treasury stock	--	(598)
Additional paid-in capital	68,269	68,269
Accumulated deficit	(64,611)	(64,277)
Accumulated other comprehensive income	695	320
Total stockholders' equity	11,800	11,687
Total liabilities and stockholders' equity	$11,816	$12,899

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating income:
Royalties	$--	$175	$--	$512

Non Operating Income
Interest income	6	15	20	24
Realized gains	--	--	--	378
Other income	16	2	46	85
Total revenues	22	192	66	999

Expenses:
Employee compensation and benefits	71	54	202	172
Occupancy and equipment rental	16	29	48	67
Other operating expenses	8	27	78	130
Interest expense	--	72	--	216
Total expenses	95	182	328	585

Net income/(loss)	(73)	10	(262)	414

Other comprehensive income, net of tax
Unrealized gain (loss) on investments	186	28	375	(93)
Other comprehensive income	$113	$38	$113	$321

Net income/(loss) per share:
Basic and Diluted	$(0.01)	$0.00	$(0.04)	$0.05
Weighted average common shares outstanding	7,446,593	7,869,442	7,446,593	7,938,244

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(262)	$414
Changes in operating assets and liabilities:
Gain on sale of securities	--	(378)
Decrease in advisory trailer fees and other receivable	15	47
Decrease in prepaid expenses and other assets	246	48
Decrease in accrued expenses and other liabilities	(57)	(150)
Decrease in accrued lease liability expense	(1,139)	(1,064)

Net cash (used in) provided by operating activities	(1,197)	(1,083)

Cash flows from investing activities
Proceeds from sale of investments	--	2,138
Purchase of investment securities	(267)	--

Net cash provided by (used in) investing activities	(267)	2,138

Cash flows from financing activities
Repurchase of common stock	--	(212)
Net cash used in financing activities	--	(212)

Net (decrease) increase in cash and cash equivalents	(1,464)	843
Cash and cash equivalents at the beginning of the period	9,744	11,839

Cash and cash equivalents at the end of the period	$8,280	$12,682

Supplemental disclosure of cash flow information
Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

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

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at September 30, 2011 and December 31, 2010. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

Recent Accounting Pronouncement

In June 2011, authoritative guidance was issued on the presentation of comprehensive income.  Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  This guidance will be applied retrospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2011. The changes in presentation of comprehensive income will have no effect on the calculation of net income, comprehensive income or earnings per share.

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2. Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income.

At September 30, 2011 the Company held 13,500 of IAAC common shares valued at approximately $280,000 and 1,653,892 common shares of Qualstar valued at approximately $3,225,000.

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

4. Related Party Transactions

Royalties

Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of zero and approximately $175,000 for the three months ended September 30, 2011 and 2010, respectively. The agreement that provided for the royalties terminated on September 30, 2010.

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

6. Share Repurchase Plan.

On July 19, 2010 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2010 through July 18, 2011 (the "2010 Repurchase Plan"). As of September 30, 2011, the Company had repurchased an aggregate amount 526,623 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; 90,000 shares at an average price of $1.15 and 239,640 shares at an average price of $1.18. On May 20, 2011, the Company cancelled the 526,623 shares acquired by the Company under the 2010 Repurchase Plan. The 2010 Repurchase Plan expired on July 18, 2011.

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

Since January 1, 2007, the Company has had no operating business and no assets under management. The Company's principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward and its status as a publicly traded Exchange Act reporting company.  BKF's current revenue stream will not be sufficient to cover BKF's ongoing expenses.

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

Income

Total revenues for the three months ended September 30, 2011 was $22,000 compared to $192,000 in the same period in 2010, a decrease of $170,000. The decrease is primarily due to the termination of the royalty revenue agreement on September 30, 2010.

Total revenues for the nine months ended September 30, 2011 was $66,000 compared to $999,000 in the same period in 2010, a decrease of $933,000. The decrease is primarily due to $512,000 in royalty revenue agreement which terminated on September 30, 2010 and a gain of $378,000 from the sale of securities.

Expenses

Total expenses for the three months ended September 30, 2011 were approximately $95,000, reflecting a decrease of 48% from $182,000 in expenses in the same period in 2010. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.

Total expenses for the nine months ended September 30, 2011 were approximately $328,000, reflecting a decrease of 44% from $585,000 in expenses in the same period in 2010. The decrease is primarily attributable to a decrease in other operating expenses, based on the efforts of management to reduce expenses and conserve the assets of the Company.

Net Income/Net Loss

Net loss for the three months ended September 30, 2011 was $73,000, as compared to net income of $10,000 in the same period in 2010.

Net loss for the nine months ended September 30, 2011 was $262,000, as compared to net income of $414,000 in the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of September 30, 2011 consist primarily of cash, and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At September 30, 2011, BKF had cash and cash equivalents of $8.3 million, compared to $9.7 million of cash and cash equivalents at December 31, 2010.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since September 30, 2011.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of the Company's Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that the Company’s disclosure controls and procedures are operating in an effective manner to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 5.   Other Information

As of September 30, 2011 the Company held 13,500 of IAAC common shares valued at approximately $280,000. The Company holds the shares in FC Stone for investment purposes.

At September 30, 2011 the Company held 1,653,892 common shares of Qualstar valued at approximately $3,225,000. The Company holds the shares of Qualstar for investment purposes.

Share Repurchase Plan.

On July 19, 2010 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2010 through July 18, 2011 (the "2010 Repurchase Plan"). As of September 30, 2011, the Company had repurchased an aggregate amount 526,623 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; 90,000 shares at an average price of $1.15 and 239,640 shares at an average price of $1.18.  On May 20, 2011, the Company cancelled the 526,623 shares of the common stock acquired by the Company under the 2010 Repurchase Plan.  The 2010 Repurchase Plan terminated on July 18, 2011.

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

Date: November 18, 2011

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