Form 10-K
period 2011-12-31
BKF CAPITAL GROUP INC
filed 2012-04-16
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports Pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, was $4,602,131. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

March 22, 2012, 7,446,593 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

i

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

The Company operates through its wholly-owned subsidiary, BKF Management Co., Inc. ("BMC") and its subsidiaries, all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF include its wholly-owned subsidiary BMC, BMC's wholly owned subsidiary BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, LEVCO Securities, Inc. ("LEVCO Securities") and BKF GP Inc. ("BKF GP"). There were no affiliated partnerships in BKF's December 31, 2011 or December 31, 2010 consolidated financial statements.

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

Since January 1, 2007, the Company has had no operating business and no assets under management. The Company's principal assets consist of a significant cash position, investments in securities, sizable net operating tax losses to potentially carry forward, and its status as a publicly traded Exchange Act reporting company. BKF's current revenue stream will not be sufficient to cover BKF's ongoing expenses, however the Company has enough cash to continue in operation beyond the upcoming year.

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

Services

During the years ended December 31, 2011 and December 31, 2010, the Company did not provide any investment advisory or asset management services nor did the Company act as a broker dealer.

The Company, through BKF GP, continues to act as the managing general partner of several private investment partnerships, established prior to 2005, which are in the process of being liquidated and dissolved.

Employees

As of March 22, 2012, BKF employed the services of three individuals. Steven N. Bronson, who serves as BKF's Chairman and President, Maria Fregosi, who serves as BKF's Chief Financial Officer and Senior Vice President, and Greg S. Heller who serves as BKF’s Senior Vice President.

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

The Company Has Limited Resources

The Company currently does not have any operating business. Except for a limited revenue stream from a fee sharing agreement with a departed portfolio manager, the Company has had no revenues from operations for the fiscal years ended December 31, 2011 and 2010. The Company's plan of operations is to consummate an acquisition or merger or other business combination (a "Transaction") with a viable business entity (a "Target"). There can be no assurance that the Company will be able to consummate a Transaction, nor can there be any assurance that any Target, at the time of the Company's consummation of a Transaction of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current assets of the Company may not be sufficient to fund a Transaction. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate a Transaction. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

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

Transaction May Prevent or Limit the Company's Ability to Use Its Net Operating Tax Loss Carryforwards

As of December 31, 2011 the Company had a net operating loss carryforward of approximately $11.4 million. The consummation of a Transaction by the Company may limit, reduce or void the utilization of the net operating losses. While the Company shall endeavor to complete a Transaction with a Target that will permit the Company to utilize its net operating losses, there can be no assurances that the Company will be able to utilize its net operating losses after the consummation of a Transaction with a Target.

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

Bank Account Balances in Excess of FDIC Insurance

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 increased the insurance coverage offered by the Federal Deposit Insurance Corporation (FDIC) from $100,000 to $250,000 per depositor. This limit is anticipated to return to $100,000 after December 31, 2013. Additionally, under the FDIC's Temporary Liquidity Guarantee Program, amounts held in non-interest bearing transaction accounts at participating institutions are fully guaranteed by the FDIC through December 31, 2013. The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not insured by the FDIC. As of December 31, 2011 and 2010, the Company had $371,109 and $4,581,571, respectively, in its Bank of America bank accounts. Accordingly, the Company does not have FDIC insurance for any amounts held at Bank of America in excess of $250,000. As of December 31, 2011 and 2010, the Company had $7,525,721 and $3,506,203, respectively, in its JP Morgan Chase bank accounts. Accordingly, the Company does not have FDIC insurance for any amounts held at JP Morgan Chase in excess of $250,000.

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

Mr. Bronson Has Effective Control of the Company's Affairs

As of March 22, 2012, Mr. Bronson beneficially owns and controls 3,600,500 shares of common stock of the Company, representing approximately 48.3% of the issued and outstanding shares of common stock and approximately 48.3% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

Stockholders Risk Dilution In Connection with a Transaction

The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock. As of March 22, 2012, the Company had 7,446,593 shares of common stock issued and outstanding and 7,553,407 authorized but unissued shares of common stock available for issuance. The Company has no commitments as of this date to issue its securities, however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following a Transaction. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following a Transaction, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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

During the year ended December 31, 2011, BKF's offices were located at 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432 (the "Premises"). The Company occupied the Premises, which is approximately 2,418 square feet, pursuant to an Agreement of Sublease, dated as of March 1, 2010 (the "Sublease"), by and between the Company and Lion Gables Realty Limited Partnership, a Delaware limited partnership. The Sublease is for a term of 5 years from March 1, 2010 through February 28, 2015 and the Company shall pay a monthly base rent of $5,038 throughout the Sublease term, plus certain additional rent. The monthly base rent includes all operating expenses and real estate taxes. A copy of the form Sublease for the Premises is attached to BKF's Current Report on Form 8-K, filed on March 8, 2010, as Exhibit 10.38.

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

No matters were submitted to a vote of BKF's security holders during the fiscal year ended December 31, 2011.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) MARKET INFORMATION. BKF's common stock trades over the counter under the symbol "BKFG." At the close of business on March 22, 2012, there were 406 holders of record of BKF's common stock. As of March 22, 2012, the bid and ask price of the Company's common stock was $1.15 and $1.40, respectively.

The following table sets forth the range of high and low prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

	Stock Price Ranges
	COMMON STOCK
Year/Fiscal Period	High	Low

2011
Fourth quarter	$1.32	$1.11
Third quarter	$1.39	$1.03
Second quarter	$1.30	$1.01
First quarter	$1.25	$1.05

2010
Fourth Quarter	$1.25	$1.05
Third Quarter	$1.11	$0.85
Second Quarter	$0.97	$0.92
First Quarter	$1.13	$0.85

There were no distributions or dividends declared or paid in 2011 or 2010. The declaration and payment of distributions or dividends by BKF is at the discretion of BKF's Board of Directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF. BKF has discontinued its policy of paying quarterly cash dividends and does not expect to pay dividends in the foreseeable future.

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

Current Plan of Operations

The Company has no operating business and no assets under management at December 31, 2011. The Company's principal assets consist of a significant cash position, sizable net operating tax losses to potentially carry forward, its status as an Exchange Act reporting company and its investment securities. BKF's current revenue stream will not be sufficient to cover current expenses, however the Company has enough cash to cover operations for the upcoming year.

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

During the period July 2, 2009 through July 13, 2009, the Company acquired a total of 500,000 shares of FCStone Group, Inc. ("FCStone") common stock in open market transactions at an average price of approximately $3.97 per share or an aggregate amount of approximately $1,985,000. On July 31, 2009 the Company sold 10,847 common shares of FCStone at $5.62 or $60,848. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone Group, Inc. ("FCStone") was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 144,300 shares of IAAC in exchange for its 489,153 shares of FCStone. The Company held 13,500 shares of IAAC at December 31, 2010, all of which were sold during November 2011 for $336,224.

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

At December 31, 2011 the Company held 1,756,532 common shares of Qualstar, valued at $3,337,411, representing approximately 14.3% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes.

Subsequent Event

On February 15, 2012, BKF sent a letter (the "Feb. 15th Letter") to the board of directors of Qualstar (the "Qualstar Board"). In the Feb. 15th Letter, BKF advised the Qualstar Board that Qualstar's business was underperforming and its shares of common stock were trading below net tangible book value. Moreover, BKF requested the Qualstar Board to take action to maximize shareholder value. Specifically, BKF asked the Qualstar Board to consider the following courses of action: (1) to divest Qualstar's unprofitable tape libraries business; (2) to distribute Qualstar's excess cash and cash equivalents to its shareholders; and (3) to focus Qualstar's resources on its generally profitable power supply business. In a two sentence letter, dated February 24, 2012, the Qualstar Board responded to the Feb. 15th Letter stating that it would consider the issues raised in the Feb. 15th Letter, but failed to address any of the matters asserted in the Feb. 15th Letter. Based on the Qualstar Board's inaction, BKF has determined to withhold its votes for Qualstar's proposed slate of directors at Qualstar's 2012 Annual Meeting scheduled for March 21, 2012. On February 28, 2012, BKF issued a press release containing an open letter to the shareholders of Qualstar informing them of BKF's intention to withhold its votes and to urge all of Qualstar's shareholders to also withhold their votes for directors proposed by Qualstar at Qualstar's 2012 Annual Meeting scheduled for March 21, 2012. Copies of BKF’s correspondence with Qualstar has been previously disclosed as amendments to BKF’s Schedule 13D concerning the securities of Qualstar as well as in a Current Report of Form 8-K filed on February 29, 2012.

Between January 1, 2012 and April 10, 2012, BKF Capital had purchased an additional 226,388 shares of Qualstar. As of April 10, 2012, BKF owns 1,982,920 shares, representing approximately 16.2% of the issued and outstanding shares of Qualstar, valued at $3,807,206.

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

On July 19, 2010 the Board of Directors of the Company approved a share repurchase plan, authorizing the Company to repurchase in the aggregate up to 1 million shares of its outstanding common stock, $1 par value, over the twelve month period July 19, 2010 through July 18, 2011 (the "2010 Repurchase Plan"). The Company repurchased an aggregate amount 526,623 shares of the Company's common stock as follows: 40,000 shares at an average price of $.94 per share; 156,983 shares at an average price of $1.10; 90,000 shares at an average price of $1.15 and 239,640 shares at an average price of $1.18. On May 20, 2011, the Company cancelled the 526,623 shares of the common stock acquired by the Company under the 2010 Repurchase Plan. The 2010 Repurchase Plan terminated on July 18, 2011.

Results of Operations

Income

Total income for 2011 was $237,000, reflecting a decrease of 83% from 1.4 million in 2010. The decrease in income was a result of realized gains from investments and a decrease in trailer fees due to the Company pursuant to the trailer fees service agreement which expired on September 30, 2010.

Expenses

Total expenses for 2011 were $458,000, reflecting a 40% decrease from $776,000 in 2010. The decrease is a direct result of the reduction of expenses and long term commitments, relating to the early termination of the One Rockefeller Plaza lease.

At December 31, 2011, BKF had cash and cash equivalents of $8.3 million, as compared to cash and cash equivalents of $9.7 million at December 31, 2010. This decrease in cash and cash equivalents primarily reflects the overall reduction in the business as described.

Accrued expenses were $41,000 at December 31, 2011, as compared to $1.2 million,at December 31, 2010. This decrease is primarily attributable to the $1.1 million paid for the early termination of the One Rockefeller Plaza lease.

Over the next twelve months the Company plans to meet its current obligations from interest on its cash, to the extent such interest earned is insufficient to pay expenses, the Company shall utilize its cash on hand to meet its obligations.

Off Balance Sheet Risk

BKF GP served as the managing general partner for several affiliated investment partnerships which traded primarily in equity securities. As of December 31, 2011 and 2010 virtually all of these partnerships' investments have been fully liquidated and the proceeds distributed. There is no general partner or limited partners' capital remaining in these partnerships unless certain illiquid portfolio positions eventually realize a value. BKF GP has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2011.

Management's Annual Report on Internal Control over Financial Reporting

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2011, the Company's procedures of internal control over financial reporting operated in an effective manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of March 22, 2012. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors. There board of directors adopted 1 resolution during 2011.

DIRECTORS

Name, Age, and	Director	Other Business
Principal Occupation During the Last Five Years	Since	Affiliation(s)

Steven N. Bronson — age 46 President and Chairman of BKF since September 19, 2008. Mr. Bronson is the President of Catalyst Financial LLC, a privately held securities brokerage and investment banking firm registered with the U.S. Securities and Exchange Commission. Mr. Bronson has held that position since 1998. Mr. Bronson is also the chairman, president and majority shareholder of Interlink Electronics, Inc., Ridgefield Acquisition Corp. and 4net Software, Inc. all of which are publicly traded companies.	2008	Officer and director of 4net Software, Inc., a publicly traded corporation and Ridgefield Acquisition Corp., a publicly traded corporation.

Leonard Hagan — age 60

Director of BKF since September 19, 2008.

Mr. Hagan is a certified public accountant and for the past fifteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974 and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Fieldstone Services Corp., Danske Markets, Inc., Aton Securities, Inc., Trinity Pro Trading, LLC and HFG Healthco Securities LLC. Mr. Hagan is also a director of Ridgefield Acquisition Corp. and 4net Software, Inc. both publicly traded companies.

	2008	Director of 4net Software, Inc., a publicly traded corporation and Ridgefield Acquisition Corp., a publicly traded corporation.

OFFICERS

Name, Age and Principal Occupation During		Executive
the Last Five Years	Office	Officer Since

Steven N. Bronson — age 46	Chairman and President	2008

Maria Fregosi — age 46 Prior to joining BKF Ms. Fregosi was the chief operating officer and chief financial officer of Client First Settlement Funding ("CFSF"), a boutique specialty finance company. Prior to CFSF, Ms. Fregosi was an Executive Vice President at ABN AMRO Bank for 15 years.	Chief Financial Officer	2011

Greg S. Heller — age 42
Prior to joining BKF, Mr. Heller was the founder and Managing Director of Silverglade Capital Partners LLC, a boutique financial and strategic advisory firm focused on corporate finance. Prior to Silverglade, in 2008 he was the Director of Business Development for BFC Financial Corporation, where he was responsible for managing the company’s investment pipeline, transaction execution, capital raising activities and corporate strategy. Before that, Mr. Heller was engaged in the business of Silverglade Partners LLC. Prior to that he was an Associate with ING Barings LLC in its Industrial Manufacturing and Technologies Group from 2000-2001. Prior to joining ING Barings, Mr. Heller served as a Senior Consultant at Ernst & Young Corporate Finance LLC from 1998-2000. Mr. Heller graduated with a B.A. from Hobart College in 1992 and a M.B.A. with honors from Fordham University in 1998	Senior Vice President	2011

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

Corporate Governance

Audit Committee

The current member of the audit committee is Leonard Hagan. There were no meetings of the audit committee during 2011.

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

Audit Committee (continued)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Each director and executive officer of the Company and each beneficial owner of 10% or more of the Company's common stock is required to report his or her transactions in shares of the Company's common stock to the SEC within a specified period following a transaction. Based on our review of filings with the SEC and written representations furnished to us during 2011, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following table sets forth the compensation for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 received by the Company's Chief Executive Officer and the two most highly compensated other officers serving at the end of fiscal year 2011 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position		($)	($)	($)	($)	($)	($)	($)		($)

Steven N. Bronson	2011	150,000	0	0	0	0	0	0		150,000
Chairman and	2010	150,000	0	0	0	0	0	0		150,000
President	2009	150,000	0	0	0	0	0	0		150,000

Maria Fregosi	2011	35,000	0	0	0	0	0	0	(1)	35,000
Chief Financial
Officer

Greg S. Heller	2011	6,480	0	0	0	0	0	0		6,480
Senior Vice
President

(1)	On March 1, 2011, the date Ms. Fregosi commenced work at BKF Capital, the Company issued Ms. Fregosi warrants to purchase an aggregate of 200,000 shares of the Company’s common stock, $1.00 par value, in exchange for her services to be rendered under her employment agreement (the “Fregosi Warrants”). The Fregosi Warrants are conditioned upon certain events occurring that will cause the Fregosi Warrants to vest. Prior to vesting the Fregosi Warrants are not exercisable. The Fregosi Warrants are exercisable for a period of 5 years, however they shall expire and terminate ninety (90) days following the termination of Ms. Fregosi’s employment with the Company for any reason.

The Fregosi Warrants shall vest and be exercisable as follows: (i) 50,000 warrants exercisable at $1.55 per share shall vest upon the occurrence of BKF Capital raising $5,000,000 through the sale of equity and completion of twelve months of employment; (ii) 50,000 warrants exercisable at $1.55 per share shall vest upon the occurrence of BKF Capital raising an aggregate amount of $10,000,000 from the execution of this Agreement; (iii) 50,000 warrants exercisable at $2.00 per share shall vest upon the occurrence of BKF Capital raising an aggregate amount of $15,000,000 from the execution of this Agreement; and (iv) 50,000 warrants exercisable at $2.00 pershare shall vest upon the occurrence of BKF Capital Raising an aggregate amount of $20,000,000 from the execution of this Agreement. None of the above conditions set forth above have occurred and the Company does not anticipate that any of the above conditions shall occur. Accordingly, the Fregosi Warrants have been valued at $0 as of December 31, 2011.

Outstanding Equity Awards at December 31, 2011

As of December 31, 2011, the Fregosi Warrants were outstanding, however, none of the Fregosi Warrants are exercisable because none of the vesting conditions have occurred.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven N. Bronson	0	0		0	0	0	0	0	0	0
Maria Fregosi	0	200,000	(1)	-	$1.55 - $2.00	March 1, 2016	0	0	0	0
Greg S. Heller	0	0		0	0	0	0	0	0	0

(1)	The Fregosi Warrants shall vest and be exercisable as follows: (i) 50,000 warrants exercisable at $1.55 per share shall vest upon the occurrence of BKF Capital raising $5,000,000 through the sale of equity and completion of twelve months of employment; (ii) 50,000 warrants exercisable at $1.55 per share shall vest upon the occurrence of BKF Capital raising an aggregate amount of $10,000,000 from the execution of this Agreement; (iii) 50,000 warrants exercisable at $2.00 per share shall vest upon the occurrence of BKF Capital raising an aggregate amount of $15,000,000 from the execution of this Agreement; and (iv) 50,000 warrants exercisable at $2.00 per share shall vest upon the occurrence of BKF Capital Raising an aggregate amount of $20,000,000 from the execution of this Agreement. None of the above conditions set forth above have occurred and the Company does not anticipate that any of the above conditions shall occur. Accordingly, the Fregosi Warrants have been valued at $0 as of December 31, 2011.

Other Plans

Other than the BKF Capital Group, Inc. 1998 Incentive Compensation Plan, as Amended and Restated on March 28, 2001 (the "1998 Plan"), the Company does not have any other bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

Long Term Incentive Plan

The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 11

The following table contains certain information regarding stock options exercised and stock vested as of December 31, 2011, by each of the Named Executive Officers.

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Steven N. Bronson	0	0	0	0
Maria Fregosi	0	0	0	0
Greg S. Heller	0	0	0	0

Agreements with Employees and Directors

Described below are the employees, officers and directors who are subject to a current employment contract as of December 31, 2011.

Agreements with Employees

Steven N. Bronson, Chairman and President

On October 1, 2008, the Company entered into an employment agreement with Steven N. Bronson to serve as the Company's President at an annual salary of $150,000. A copy of the employment agreement between BKF Capital Group, Inc. and Steven N. Bronson, dated as of October 1, 2008, is attached as Exhibit 10.35 of the Company's Current Report on Form 8-K filed on October 14, 2008.

Maria Fregosi, Chief Financial Officer and Senior Vice President

On March 1, 2011, the Company entered into an employment agreement with Maria Fregosi to serve as the Company's Chief Financial Officer and Senior Vice President in exchange for compensation consisting of the Fregosi Warrants, participation in a bonus program to be set up by the Company (the “Bonus Pool) and temporary wages of $5,000 per month pending the establishment of the Bonus Pool. As of March 22, 2012, the Company has not established the Bonus Pool. A copy of the employment agreement between BKF Capital Group, Inc. and Maria Fregosi, dated as of March 1, 2011, is attached as Exhibit 10.40 of the Company's Current Report on Form 8-K filed on March 3, 2011.

Greg S. Heller, Senior Vice President

November 1, 2011, the Company entered into an employment agreement with Greg S. Heller to serve as the Company's Senior Vice President at an annual salary of $60,000. A copy of the employment agreement between BKF Capital Group, Inc. and Greg S. Heller, dated as of November 15, 2011, is attached to this Annual Report on Form 10-K as Exhibit 10.41.

Compensation Committee Interlocks and Insider Participation

During 2011, Leonard Hagan was the only member of the Compensation Committee. Mr. Hagan also serves as BKF's corporate secretary, but he is not compensated for serving in that position.

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

2011 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Steven N. Bronson (1)	0	0	0	0	0	0	0
Leonard Hagan	$12,000	0	0	0	0	0	$12,000

* Fees include director and committee fees earned during fiscal 2011.

(1)	Mr. Bronson has a compensation agreement with the Company and thus did not receive separate director fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth the beneficial ownership as of December 31, 2011 of (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (2) each director and nominee for director of the Company, (3) each executive officer of the Company whose name appears on the summary compensation table (the "Named Executive Officers") and (4) all directors and executive officers of the Company as a group. Each person had sole or shared voting or dispositive powers with respect to such shares. Unless otherwise indicated, the address of each person named in the table below is c/o BKF Capital Group, Inc., 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432.

	Number of		Percent
Name of Beneficial Owner	Shares (1)		of Class

Steven N. Bronson	3,600,500		48.3%
Leonard Hagan	222,368	(2)	3.0%
Maria Fregosi	0		0%
Greg S. Heller	0		0%
Directors and executive officers as a group (2 persons)	3,822,868		51.3%

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(2)	These shares do not include 5,600 shares of BKF owned by Mr. Hagan's son.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since January 1, 2009, the Company has licensed a portion of its office Space to three companies affiliated with Steven N. Bronson who is BKF's Chairman And President. Specifically, BKF licensed office space and use of facilities to Catalyst Financial, LLC, 4net Software, Inc. and Ridgefield Acquisition Corp. (collectively the "Licensees") for monthly fees of, $500, $100 and $100, respectively. Each of the licenses are on a month to month basis. Steven N. Bronson is the owner and principal of Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. Mr. Bronson is also the President and majority shareholder of 4net Software, Inc. and Ridgefield Acquisition Corp., both publicly traded companies. Effective March 1, 2011, the Company modified the License Agreement for Catalyst Financial. Specifically, Catalyst Financial agreed to take more space at the Company's Offices and the monthly license fee paid by Catalyst to the Company, increased to $2,500 per month or $30,000 per year. Effective October 1, 2011, the Company modified the License Agreement for Catalyst Financial and decreased the monthly license fee to $2,000 per month or $24,000 per year.

Commencing, October 1, 2011, the Company licensed office space to Interlink Electronics, Inc., which is another company affiliated with Steven N. Bronson at a monthly license fee of $2,000.

Subsequent Event.

The license agreement between the Company and Interlink Electronics terminated as of February 28, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

Mark Bailey and Company, Ltd. received $24,000 for the year ended December 31, 2011 for professional services rendered in connection with the audit of the Company's annual financial statements, and a review of the financial statements included in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.

No audit-related services were rendered with respect to the fiscal years ended December 31, 2011 and December 31, 2010 by Mark Bailey & Company, Ltd.

Tax Fees

None.

All Other Fees

No other fees were paid to Mark Bailey and Company, Ltd. during the fiscal years ended December 31, 2011 and December 31, 2010.

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

(3) Exhibits

Exhibit Number		Description

3.1	—	Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference Exhibit 3.1 to Registrant's Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 June 30, 2001 and the December 31, 2005 10K.

3.2	—	Amended and Restated Bylaws of Registrant dated March 5, 2008

4.1	—	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000).

10.1	—	Amendment to Lease dated October 10, 2003 between Rockefeller Center Properties and John A. Levin, Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2003).

10.2	—	Lease dated December 20, 1993 between Rockefeller Center Properties and John A. Levin & Co., Inc., as amended (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000, Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, and Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).

10.3	—	Lease dated September 25, 2002 between River Bend Executive Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.4	—	Registrant's 1998 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.5	—	Registrant's Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

10.6	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2001).

10.7	—	Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed with the Commission on November 17, 2000).

10.8	—	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2005).

10.9	—	Letter Agreement between BKF and Levin Management Co., Inc. and each of Henry Levin and Frank Rango dated April 19, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated April 22, 2005).

Exhibit
Number		Description

10.10	—	Change in Control Agreement between BKF, Levin Management Co., Inc. and Glenn A. Aigen dated June 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated June 6, 2005).

10.11	—	Change in Control Agreement between BKF, Levin Management Co., Inc. and Norris Nissim dated June 1, 2005 (incorporated by reference to Exhibit 10.2 of Registrant's Report on Form 8-K dated June 6, 2005).

10.12	—	Retention Agreement between BKF, Levin Management Co., Inc. and Philip Friedman dated August 11, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August 16, 2005).

10.13	—	First Amendment to Retention Agreement between BKF and Philip Friedman dated November 15, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated November 16, 2005).

10.14	—	Transition/Separation Agreement between BKF and John A. Levin dated as of August 23, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August 24, 2005).

10.15	—	First Amendment to Transition/Separation Agreement between BKF and John A. Levin dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated December 28, 2005).

10.16	—	Employment Agreement between BKF and John C. Siciliano dated September 28, 2005 (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.17	—	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Glenn A. Aigen (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.18	—	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Norris Nissim (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.19	—	Transition/Separation Agreement between BKF and Glenn A. Aigen dated December 20, 2005 (incorporated by reference to Exhibit 10.6 of Registrant's Report on Form 10-Q for the period ended September 30, 2005).

10.20	—	Separation Agreement and Release of All Claims between BKF and Henry Levin dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated December 22, 2005).

10.21	—	Employment Agreement between BKF and Clarke Gray dated as of January 4, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated January 6, 2006).

10.22	—	Transition/Separation Agreement between BKF and Norris Nissim dated May 5, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.23	—	Separation Agreement between BKF and Philip Friedman dated July 24, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated July 24, 2006).

Exhibit
Number		Description

10.24	—	Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.25	—	First Amendment to the Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period September 30, 2006).

10.26	—	Partial Surrender Agreement and Amendment between BKF and RCPI Landmark Properties, LLC dated November 22, 2006 (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10k for the period ended December 31, 2006).

10.27	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 18, 2006).

10.28	—	Separation Agreement between BKF and John C. Siciliano dated October 31, 2006 (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10k for the period ended December 31, 2006).

10.29	—	Separation Agreement between BKF and J. Clarke Gray dated October 31, 2006 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2006).

10.30	—	Employment agreement with Marvin Olshan dated November 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.31	—	Employment agreement with Harvey J. Bazaar dated November 12, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.32	—	Employment agreement with J. Clarke Gray dated November 12, 2007 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.33	—	Employment agreement with J. Clarke Gray dated March 7, 2007 (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2007).

10.34	—	Agreement by and among BKF Capital Group, Inc., Catalyst Fund, L.P. and Steven N. Bronson, Harvey J. Bazaar, Marvin L. Olshan, Ronald LaBow and J. Clarke Gray, dated August 28, 2008 (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on September 2, 2008)

10.35	—	Employment Agreement between BKF Capital Group, Inc. and Steven N. Bronson, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on October 14, 2008).

10.36	—	Copy of Sublease, dated December , 2008, by and between BKF Capital Group, Inc. and 1st United, LLC (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on January 23, 2009).

10.37	—	Purchase Agreement, dated December 2, 2009, by and between BKF Capital Group, Inc. and Steven N. Bronson and Kimberly Bronson (incorporated by reference to Exhibit 10.37 of the Company's Current Report on Form 8-K filed on December 7, 2009).

Exhibit
Number		Description

10.38	—	Copy of form Sublease, dated January 1, 2009, by and between BKF Capital Group, Inc. and Lion Gables Realty Limited Partnership (incorporated by reference to Exhibit 10.37 of the Company's Current Report on Form 8-K filed on March 8, 2010).

10.39	—	Copy of Termination Agreement, between BKF Management Co., Inc. and RCPI LANDMARK PROPERTIES, L.L.C., dated as of December 31, 2011 (incorporated by reference to Exhibit 10.37 of the Company's Current Report on Form 8-K filed on March 3, 2011).

10.40	—	Copy of Employment Agreement, between BKF Capital Group, Inc. and Maria Fregosi, dated March 1, 2011 (incorporated by reference to Exhibit 10.37 of the Company's Current Report on Form 8-K filed on March 3, 2011).

10.41*	—	Copy of Employment Agreement, between BKF Capital Group, Inc. and Greg S. Heller, dated November 21, 2011.

14.1	—	Registrant's Code of Ethics revised as of December 31, 2007 (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K filed on March 13, 2008).

21.1	—	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000).

23.1*	—	Consent of Mark Bailey & Company, LLP

31.1*	—	Section 302 Certification of Chief Executive Officer

31.2*	—	Section 302 Certification of Chief Financial Officer

32.1*	—	Section 906 Certification of Chief Executive Officer

32.2*	—	Section 906 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2012

BKF Capital Group, Inc.

/s/ Steven N. Bronson
Steven N. Bronson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven N. Bronson	/s/ Leonard Hagan
Steven N. Bronson	Leonard Hagan
Chairman of the Board of Directors	Director
April 16, 2012	April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BKF Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of BKF Capital Group Inc. (Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. BKF Capital Group Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group Inc. as of December 31, 2011 and 2010, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mark Bailey & Company, Ltd.

Mark Bailey & Company, Ltd.

Reno, Nevada

April 16, 2012

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	December 31	December 31
	2011	2010

Assets

Cash and cash equivalents	$8,292	$9,744
Investments	3,337	2,863
Royalty and other receivables	—	15
Prepaid expenses and other assets	77	277
Total assets	$11,706	$12,899

Liabilities and stockholders' equity

Accrued expenses	$41	$73
Accrued lease liability	—	1,139
Total liabilities	41	1,212
Commitments and Contingencies

Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,446,593 issued and outstanding as of December 31, 2011 and 7,973,216 issued and 7,446,593 outstanding as of December 31, 2010.	$7,447	$7,973
Treasury stock	—	(598)
Additional paid-in capital	68,269	68,269
Accumulated deficit	(64,570)	(64,277)
Accumulated other comprehensive gain	519	320

Total stockholders' equity	11,665	11,687

Total liabilities and stockholders' equity	$11,706	$12,899

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010

Income:
Royalties	$17	$512

Non-operating income:
Interest income	24	37
Realized gains	154	378
Other income	42	89
Gain on settlement of lease	—	371
Total non-operating income	220	875

Total income	237	1,387

Expenses:
Employee compensation and benefits	262	224
Occupancy and equipment rental	64	97
Other operating expenses	132	167
Interest expense	—	288

Total expenses	458	776

Net income (loss)	$(221)	$611

Other comprehensive income, net of tax Unrealized gain on investments	199	161
Comprehensive income (loss)	$(22)	$772

Income/(Loss) per share:
Basic and diluted	$(.03)	$.08
Weighted average shares outstanding basic and diluted	7,446,593	7,871,493

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income(loss)	$(221)	$611
Adjustments to reconcile net income(loss) to net cash provided by (used in) operations:
Gain on sales of securities	(154)	(378)
Gain on settlement of lease	—	(371)
Decrease in royalty and other receivables	15	222
Decrease in prepaid expenses and other assets	200	2
Decrease in accrued expenses	(32)	(135)
Decrease in unearned sublease income	—	(138)
Decrease in accrued lease liability expense	(1,139)	(1,084)

Net cash (used in) provided by operating activities	(1,331)	(1,271)

Cash flows from investing activities
Proceeds from sale of investments	337	2,138
Purchase of investment securities	(458)	(2,364)

Net cash (used in) investing activities	(121)	(226)

Cash flows from financing activities: Repurchase of common stock	—	(598)

Net cash (used in) financing activities	—	(598)

Net decrease in cash and cash equivalents	(1,452)	(2,095)
Cash and cash equivalents at the beginning of the year	9,744	11,839

Cash and cash equivalents at the end of the year	$8,292	$9,744

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2011 and 2010

(Amounts in thousands)

	Common	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total

Balance at December 31, 2009	$7,973	—	$68,269	$(64,888)	$—	$11,513

Treasury stock	—	(598)	—	—	—	(598)
Net income	—	—	—	611	—	611
Comprehensive income	—	—	—	—	161	161

Balance at December 31, 2010	$7,973	(598)	$68,269	$(64,277)	$320	$11,687
Retirement of treasury stock	(526)	598	—	(72)	—	—

Net loss	—	—	—	(221)	—	(221)
Comprehensive income	—	—	—	—	199	199

Balance at December 31, 2011	$7,447	—	$68,269	$(64,570)	$519	$11,665

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

BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. BAM had no operations during 2011 and 2010.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a valuation reserve of approximately $4.0 million against its net deferred tax asset as of December 31, 2011 and December 31, 2010. The Company believes that it is not likely that this deferred tax benefit will be utilized within the statutory period allowed.

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

There were no common stock equivalents for the years ended December 31, 2011 and 2010.

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2011 and 2010. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Developments

In June 2011, authoritative guidance was issued on the presentation of comprehensive income.  Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. This guidance will be applied retrospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2011. The changes in presentation of comprehensive income will have no effect on the calculation of net income, comprehensive income or earnings per share.

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

Royalties

Royalties are the Company's portion of fee sharing arrangements from departed portfolio managers. The Company had royalty revenue of $17k and $.5 million for the years ended December 31, 2011 and 2010, respectively. The agreement under which these royalties were received expired on September 30, 2010.

4.	Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments.

During the period July 2, 2009 through July 13, 2009, the Company acquired a total of 500,000 shares of FCStone Group, Inc. ("FCStone") common stock in open market transactions at an average price of approximately $3.97 per share or an aggregate amount of approximately $1,985,000. On July 31, 2009 the Company sold 10,847 common shares of FCStone at $5.62, which resulted in a realized gain of approximately $18,000. On October 1, 2009, the previously announced merger between International Assets Holding Corporation ("IAAC") and FCStone Group, Inc. ("FCStone") was completed and each outstanding share of FCStone was exchanged for .2950 shares of IAAC. Accordingly, on October 1, 2009 the Company received 144,300 shares of IAAC in exchange for its 489,153 shares of FCStone. During the year ended December 31, 2010, the Company sold 130,800 shares of IAAC, which resulted in a realized gain of approximately $378,000. During the month of November 2011 the Company sold the remaining 13,500 of IAAC common shares for $336,224.The sale resulted in a total realized gain of approximately $154,000 with a reclassification adjustment of $136,000 from other comprehensive income to realized gain.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments (continued)

On December 17, 2010, the registrant purchased 1,500,000 shares of Qualstar Corporation ("Qualstar") common stock in a privately negotiated transaction at the price of $1.55 per share or the total aggregate amount of $2,325,000.

At December 31, 2011 the Company held 1,756,532 common shares of Qualstar valued at $3,337,411. The Company holds the shares of Qualstar for investment purposes.

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

6.	Income Taxes

As of December 31, 2011 the Company has a federal net operating loss carryforward of approximately $11.4 million, the utilization of which is limited under IRS Code Section 382 due to changes in the ownership of the Company's stock. The Company also had a state net operating loss carryforward of approximately $3.7 million. The NOL carryforwards generated in the years 2005-2008 expire in 2025 thru 2028, and can be used at a rate of $344,000 per year based on Section 382 limitations. The NOL carryforwards generated in the years 2009 through 2011 expire in 2029 through 2031, and are not currently subject to Section 382 limitations.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes (continued)

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

	Year Ended
	December 31,
	2011	2010

Deferred tax assets:
Lease reserve	$—	$311
Net operating loss carryforward	4,208	3,807

Gross deferred tax asset	$4,208	$4,118

Deferred tax liabilities:
Deferred state income taxes	(4)	(3)
Unrealized gain on investments	(211)	(130)

Gross deferred tax liabilities	(215)	(133)

Net deferred tax asset	3,993	3,985
Valuation reserve	(3,993)	(3,985)

	$—	$—

A reconciliation of income tax (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

	Year Ended
	December 31,
	2011	2010

Expected income tax (benefit)	$(8)	270
Increase/Decrease in income tax resulting from:
Section 382 limitations	—	131
Other temporary differences	—	(66)
Change in valuation reserve	8	(335)

Income tax expense	$—	$—

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

9. Warrants

On March 1, 2011, the Company granted warrants to purchase 200,000 shares of the Company’s common stock, $1.00 par value to an executive of the company in exchange for certain services to be rendered. The warrants are exercisable for a period of 5 years, but they shall expire and terminate ninety (90) days after the Executive’s separation from the Company for any reason. The warrants shall vest and be exercisable as follows: (i) 50,000 warrants exercisable at $1.55 per share shall vest upon the occurrence of BKF raising $5,000,000 through the sale of equity and completion of twelve months of employment; (ii) 50,000 warrants exercisable at $1.55 per share shall vest upon the occurrence of BKF Capital raising an aggregate amount of $10,000,000 from the execution of this Agreement; (iii) 50,000 warrants exercisable at $2.00 per share shall vest upon the occurrence of BKF Capital raising an aggregate amount of $15,000,000 from the execution of this Agreement; and (iv) 50,000 warrants exercisable at $2.00 per share shall vest upon the occurrence of BKF Capital Raising an aggregate amount of $20,000,000 from the execution of this Agreement.

At December 31, 2011 none of the warrants had vested and thus none are exercisable. It was determined that the performance conditions under which the warrants vest have a remote probability of occurring and thus no compensation expense has been recognized for the warrants granted.

