Form 10-Q
period 2012-03-31
BKF CAPITAL GROUP INC
filed 2012-05-15
CIK 9235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from _________ to ________

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

☒ Yes ☐ No

As of May 9, 2012, 7,446,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)

Assets
Cash and cash equivalents	$7,908	$8,292
Investments	3,725	3,337
Prepaid expenses and other assets	61	77
Total assets	$11,694	$11,706

Liabilities and Stockholders' Equity

Accrued expenses	$44	$41

Total liabilities	44	41

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,446,593
issued and outstanding as of March 31, 2012 and December 31, 2011	7,447	7,447
Additional paid-in capital	68,269	68,269
Accumulated deficit	(64,667)	(64,570)
Accumulated other comprehensive income	601	519

Total stockholders' equity	11,650	11,665

Total liabilities and stockholders' equity	$11,694	$11,706

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Operating income:

Royalties	$6	$—

Non operating income
Interest income	5	7
Other income	11	4

Total revenues	22	11

Expenses:
Employee compensation and benefits	73	61
Occupancy and equipment rental	16	16
Other operating expenses	30	20

Total expenses	119	97

Net Loss	$(97)	$(86)

Other comprehensive income
Unrealized gain on securities	82	175

Comprehensive income/(loss)	$(15)	$89

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	7,446,593	7,446,593

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities
Net loss	$(97)	$(86)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	15	219
Decrease (increase) in accrued expenses	3	(60)
Decrease in accrued lease liability expense	—	(1,139)

Net cash used in operating activities	(79)	(1,066)

Cash flows from investing activities
Purchase of investment securities	(305)	—

Net cash used in investing activities	(305)	—

Net decrease in cash and cash equivalents	(384)	(1,066)
Cash and cash equivalents at the beginning of the period	8,292	9,744

Cash and cash equivalents at the end of the period	$7,908	$8,678

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes

BKF CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2011.

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

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at March 31, 2012 and December 31, 2011. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

2. Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income.

At March 31, 2012 the Company held 1,919,920 common shares of Qualstar valued at approximately $3,725,000.

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

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Commitments and Contingencies

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

5. Warrants

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

At March 31, 2012, none of the warrants had vested and thus none are exercisable. It was determined that the performance conditions under which the warrants vest have a remote probability of occurring and thus no compensation expense has been recognized for the warrants granted. The executive to whom these warrants relate resigned as of April 25, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF Capital Group, Inc. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2011, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company operates through its wholly-owned subsidiary, BKF Management Co., Inc. ("BMC") and its subsidiaries, all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF include its wholly-owned subsidiary BMC, BMC's wholly owned subsidiary BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, LEVCO Securities, Inc. ("LEVCO Securities") and BKF GP Inc. ("BKF GP"). There were no affiliated partnerships in BKF's December 31, 2011 consolidated financial statements.

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

Since January 1, 2007, the Company has had no operating business and no assets under management. The Company's principal assets consist of a significant cash position, investment in securities, sizable net operating tax losses to potentially carry forward and its status as a publicly traded Exchange Act reporting company. BKF's current revenue stream will not be sufficient to cover BKF's ongoing expenses.

BKF, through a subsidiary, acts as the managing general partner of a number of investment partnerships, formed prior to 2005, which are in the process of being liquidated and dissolved.

Current Plan of Operations

The Company has no operating business and no assets under management at March 31, 2012. The Company's principal assets consist of a significant cash position, an investment in Qualstar Corporation, a publicly traded company, and sizable net operating tax losses to potentially carry forward, its status as an Exchange Act reporting company and its investment securities. BKF's current revenue stream will not be sufficient to cover current expenses, however the Company has enough cash to cover operations for the upcoming year.

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

On December 17, 2010, the registrant purchased 1,500,000 shares of Qualstar Corporation ("Qualstar") common stock in a privately negotiated transaction at the price of $1.55 per share or the total aggregate amount of $2,325,000. Qualstar is a diversified electronics manufacturer specializing in data storage, power supplies and computer pointing devices. Qualstar's products are known throughout the world for high quality and Simply Reliable designs that provide years of trouble-free service. The securities of Qualstar are traded on NASDAQ under the symbol "QBAK." The registrant purchased the Qualstar shares from Richard A. Nelson and Kathleen R. Nelson as Co-Trustees of the Nelson Family Trust U/A DTD 01/19/2000. Richard A. Nelson is an officer and director of Qualstar. Following the acquisition, the registrant was the owner of approximately 12.2% of issued and outstanding shares of Qualstar. The Company previously disclosed its acquisition of shares of Qualstar in Current Report on Form 8-K filed on December 23, 2010.

At March 31, 2012 the Company held 1,919,920 common shares of Qualstar valued at approximately $3,725,000, representing approximately 15.7% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes.

Subsequent Events

On April 25, 2012, Maria Fregosi, the Company’s Chief Financial Officer resigned. The Company previously disclosed Ms. Fregosi’s resignation in a Current Report on Form 8-K on April 30, 2012.

On April 30, 2012, The Company sent a letter (the “Demand Letter”), to Qualstar, demanding a special meeting of the shareholders of Qualstar be held to vote to remove the incumbent members of the Qualstar board of directors, to fix the authorized number of directors and to elect new members to the board of directors. The Company made its demand in accordance with Qualstar’s bylaws. As of April 30, 2012, BKF owned 1,990,786 shares of Qualstar representing approximately 16.2% of Qualstar’s issued and outstanding shares. The Company previously disclosed the issuance of the Demand Letter in a Current Report on Form 8-K filed on May 1, 2012.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Income

Total revenues for the three months ended March 31, 2012 was $22,000 compared to $11,000 in the same period in 2011, an increase of $11,000. The increase is primarily due to a final adjustment in the royalty revenue agreement which terminated on September 30, 2010.

Expenses

Total expenses for the three months ended March 31, 2012 were approximately $119,000, reflecting an increase of 23% from $97,000 in expenses in the same period in 2011. The increase is primarily attributable to other operating expenses and employee compensation.

Net Income/Net Loss

Net loss for the three months ended March 31, 2012 was $97,000, as compared to a net loss of $86,000 in the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of March 31, 2012 consist primarily of cash, and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At March 31, 2012, BKF had cash and cash equivalents of $7.9 million, compared to $8.3 million of cash and cash equivalents at December 31, 2011.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since March 31, 2012.

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

Item 6. Exhibits.

a. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number	Description of Document

31*	Section 302 Certification of Chief Executive Officer
32*	Section 906 Certification of Chief Executive Officer
101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase
101.LAB*#	XBRL Taxonomy Extension Label Linkbase
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

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

Date: May 14, 2012

BKF CAPITAL GROUP, INC.

By:	/s/ Steven N. Bronson
Steven N. Bronson,
Chief Executive Officer,
as Registrant's duly authorized officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

31*	Section 302 Certification of Chief Executive Officer
32*	Section 906 Certification of Chief Executive Officer
101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase
101.LAB*#	XBRL Taxonomy Extension Label Linkbase
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

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