Form 10-Q
period 2012-06-30
BKF CAPITAL GROUP INC
filed 2012-08-14
CIK 9235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

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

☒ Yes ☐ No

As of August 13, 2012, 7,446,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)

Assets
Cash and cash equivalents	$6,996	$8,292
Investments	4,255	3,337
Prepaid expenses and other assets	49	77
Total assets	$11,300	$11,706

Liabilities and Stockholders' Equity

Accrued expenses	$213	$41

Total liabilities	213	41

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares, 7,446,593
issued and outstanding as of June 30, 2012 and December 31, 2011	7,447	7,447
Additional paid-in capital	68,269	68,269
Accumulated deficit	(65,137)	(64,570)
Accumulated other comprehensive income	508	519

Total stockholders' equity	11,087	11,665

Total liabilities and stockholders' equity	$11,300	$11,706

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Non Operating Income
Interest income	4	7	9	14
Other income	7	25	24	30

Total revenues	11	32	33	44

Expenses:
Employee compensation and benefits	71	71	144	132
Occupancy and equipment rental	16	16	32	32
Other operating expenses	394	47	424	69

Total expenses	481	134	600	233

Net income/(loss)	(470)	(102)	(567)	(189)

Other comprehensive income, net of tax
Unrealized gain (loss) on investments	(94)	14	(11)	189

Other comprehensive income/(loss)	$(564)	$(88)	$(578)	$--

Net income/(loss) per share:
Basic and Diluted	$(0.06)	$(0.01)	$(0.08)	$0.03

Weighted average common shares outstanding	7,446,593	7,446,593	7,446,593	7,446,593

 See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$(567)	$(189)
Changes in operating assets and liabilities:
Decrease in advisory trailer fees and
other receivable	--	15
Decrease in prepaid expenses and other assets	27	232
Increase (decrease) in accrued expenses	172	(57)
Decrease in accrued lease liability expense	--	(1,139)

Net cash used in operating activities	(368)	(1,138)

Cash flows from investing activities
Purchase of investment securities	(928)	(18)

Net cash provided by investing activities	(928)	(18)

Net decrease in cash and cash equivalents	(1,296)	(1,156)
Cash and cash equivalents at the beginning of the period	8,292	9,744

Cash and cash equivalents at the end of the period	$6,996	$8,588

Supplemental disclosure of cash flow information
Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

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

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at June 30, 2012 and December 31, 2011. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

Reclassification

Certain amounts in the 2011 financial statements have been reclassified to conform with the 2012 presentation.

2. Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income.

At June 30, 2012 the Company held 2,239,419 common shares of Qualstar valued at approximately $4,255,000.

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

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

5. Warrants

On March 1, 2011, the Company granted warrants to purchase 200,000 shares of the Company’s common stock, $1.00 par value to an executive of the company in exchange for certain services to be rendered. The warrants are exercisable for a period of 5 years, but they shall expire and terminate ninety (90) days after the Executive’s separation from the Company for any reason. The warrants shall vest and be exercisable as follows: (i) 50,000 warrants exercisable at $1.55 per share shall vest upon the occurrence of BKF raising $5,000,000 through the sale of equity and completion of twelve months of employment; (ii) 50,000 warrants exercisable at $1.55 per share shall vest upon the occurrence of BKF Capital raising an aggregate amount of$10,000,000 from the execution of this Agreement; (iii) 50,000 warrants exercisable at $2.00 per share shall vest upon the occurrence of BKF Capital raising an aggregate amount of $15,000,000 from the execution of this Agreement; and (iv) 50,000 warrants exercisable at $2.00 per share shall vest upon the occurrence of BKF Capital Raising an aggregate amount of $20,000,000 from the execution of this Agreement.

At June 30, 2012, none of the warrants had vested and thus none are exercisable. It was determined that the performance conditions under which the warrants vest have a remote probability of occurring and thus no compensation expense has been recognized for the warrants granted. The executive to whom these warrants relate resigned as of April 25, 2012.

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

Plan of Operations

The Company has no operating business and no assets under management at June 30,2012. The Company's principal assets consist of a significant cash position, an investment in Qualstar Corporation, a publicly traded company, and sizable net operating tax losses to potentially carry forward, its status as an Exchange Act reporting company and its investment securities. BKF's current revenue stream will not be sufficient to cover current expenses, however the Company has enough cash to cover operations for the upcoming year.

The Company's plan of operation is to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company shall endeavor to utilize some or all of the Company's net operating loss carryforwards in connection with a business combination transaction; however, there can be no assurance that the Company will be able to utilize any of its net operating loss carryforwards. The Company has not identified a viable operating entity for a merger,acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

In some cases, management of the Company will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances,however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a requirement of State law to do so.

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

Qualstar Investment

On December 17, 2010, the Company purchased 1,500,000 shares of Qualstar Corporation("Qualstar") common stock in a privately negotiated transaction at the price of $1.55 per share or the total aggregate amount of $2,325,000 (the “2010 Purchase”).Qualstar is a diversified electronics manufacturer specializing in data storage, power supplies and computer pointing devices. Qualstar's products are known throughout the world for high quality and Simply Reliable designs that provide years of trouble-free service. The securities of Qualstar are traded on NASDAQ under the symbol "QBAK." The registrant purchased the Qualstar shares from Richard A. Nelson and Kathleen R. Nelson as Co-Trustees of the Nelson Family Trust U/A DTD 01/19/2000. Richard A. Nelson is an officer and director of Qualstar. Following the 2010 Purchase, BKF owned approximately 12.2% of issued and outstanding shares of Qualstar. The Company previously disclosed its acquisition of shares of Qualstar in Current Report on Form 8-K filed on December 23, 2010. Between December 23,2010 and June 30, 2012, BKF increased its Qualstar holdings from 12.2% to 18.2% through open market transactions.

On February 15, 2012 BKF sent a letter to the Qualstar board of director, which was attached as an exhibit to the Company’s Schedule 13D filing on February 21, 2012.In the February 15, 2012 letter, BKF suggested steps that the Qualsar board can and should take to maximize shareholder value. The Qualstar board did not discuss the Feburary 15, 2012 letter with BKF and it failed to take any of the requested actions ..In or about May 2012, the BKF launched a proxy contest to remove and replace the board of directors of Qualstar. See BKF’s Definitive Proxy Statement on Schedule 14A, filed on June 6, 2012, which is incorporated herein by reference. The special meeting of the shareholders of Qualstar occurred on June 20, 2012.While BKF’s proposals did receive approval of the majority of the votes cast at the meeting, they did not receive approval from a majority of the outstanding shares, which was required to remove the incumbent Qualstar board.

At June 30, 2012 the Company held 2,239,419 common shares of Qualstar valued at approximately $4,255,000, representing approximately 18.2% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options.

Subsequent Event

On August 2, 2012, the Company issued a press release disclosing that the Company plans to create an asset management platform with investment vehicles that focus on areas of portfolio management that typically receive less attention from investors but also present unique investment opportunities. The Company is also engaged in seeking to arrange an acquisition, with an operating business with revenues, at least three years of operating history and unique value opportunities. The Press Release is attached as an exhibit to the Company’s Current Report on Form 8-K, dated August 3, 2012.

The Company is in the process of forming a subsidiary that will register as an investment advisor and a subsidiary that will act as general partner of a newly formed limited partnership investment fund. In the near-term, the Company expects to seed the limited partnership fund which will focus on small-cap and micro-cap companies based on a value approach to investing. Thereafter, the Company intends to grow its asset management business by acquiring or seeding other alternative investment funds with unique investment strategies and/or emerging portfolio managers. The Company’s goal is to grow revenues and income over time and achieve valuation multiples in line with other publicly-traded comparable companies.The Company expects to create value for its shareholders by rebuilding its asset management operations, and expects to earn fee income for assets under management, performance fees upon successfully liquidating investments and from its proprietary capital investments in the investment funds for which BKF acts as the general partner. Moreover, the Company has substantial net operating loss carry-forwards that it may be able to use to offset future profits and thereby minimize tax liabilities.

In furtherance of its new business strategy, the Company has rehired Maria Fregosi to serve as the Company’s Chief Operating Officer. Ms. Fregosi has been involved with investment banking and financial company management for over 20 years.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Income

Total revenues for the three months ended June 30, 2012 was $11,000 compared to $32,000 in the same period in 2011, a decrease of $21,000. The decrease is primarily due to non operating other income.

Total revenues for the six months ended June 30, 2012 was $33,000 compared to $44,000 in the same period in 2011, a decrease of $11,000. The decrease is primarily due to non operating other income.

Expenses

Total expenses for the three months ended June 30, 2012 were approximately $481,000, reflecting an increase of 259% from $134,000 in expenses in the same period in 2011. The increase is primarily attributable to professional fees related to the proxy filings for Qualstar.

Total expenses for the six months ended June 30, 2012 were approximately $600,000, reflecting an increase of 158% from $233,000 in expenses in the same period in 2011. The increase is primarily attributable to professional fees related to the proxy filings for Qualstar.

Net Income/Net Loss

Net loss for the three months ended June 30, 2012 was $470,000, as compared to a net loss of $102,000 in the same period in 2011.

Net loss for the six months ended June 30, 2012 was $567,000, as compared to a net loss of $189,000 in the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of June 30, 2012 consist primarily of cash and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At June 30, 2012, BKF had cash and cash equivalents of $6.9 million, compared to $8.3 million of cash and cash equivalents at December 31, 2011.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since June 30, 2012.

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
101.INS*#XBRL Instance Document
101.SCH*#XBRL Taxonomy Extension Schema
101.CAL*#XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#XBRL Taxonomy Extension Definition Linkbase
101.LAB*#XBRL Taxonomy Extension Label Linkbase
101.PRE*#XBRL Taxonomy Extension Presentation Linkbase

_________________________

* Filed herewith.

# Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit101 hereto are deemed not filed or part of a registration statement or prospectusfor purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, aredeemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934,as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012

BKF CAPITAL GROUP, INC.

By: /s/ Steven N. Bronson

Steven N. Bronson,

Chief Executive Officer,

as Registrant's duly authorized

officer

