Form 10-Q
period 2012-09-30
BKF CAPITAL GROUP INC
filed 2012-11-15
CIK 9235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

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

☒ Yes ☐ No

As of November 13, 2012, 7,446,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)

Assets
Cash and cash equivalents	$6,756	$8,292
Investments	3,270	3,337
Prepaid expenses and other assets	34	77

Total assets	$10,060	$11,706

Liabilities and Stockholders' Equity

Accrued expenses	$70	$41

Total liabilities	70	41

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,446,593 issued and outstanding as of September 30, 2012 and December 31, 2011	7,447	7,447
Additional paid-in capital	68,269	68,269
Accumulated deficit	(65,248)	(64,570)
Accumulated other comprehensive income/(loss)	(478)	519

Total stockholders' equity	9,990	11,665

Total liabilities and stockholders' equity	$10,060	$11,706

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating income:
Royalties	$—	$—	$—	$—

Non Operating Income
Interest income	4	6	14	20
Other income	7	16	30	46

Total revenues	11	22	44	66

Expenses:
Employee compensation and benefits	68	71	212	202
Occupancy and equipment rental	16	16	48	48
Other operating expenses	39	8	462	78

Total expenses	123	95	722	328

Net income/(loss)	(112)	(73)	(678)	(262)

Other comprehensive income, net of tax
Unrealized gain (loss) on investments	(985)	186	(997)	375

Other comprehensive income/(loss)	$(1,097)	$113	$(1,675)	$113

Net income/(loss) per share:
Basic and Diluted	$(0.02)	$(0.01)	$(0.09)	$0.04

Weighted average common shares outstanding	7,446,593	7,446,593	7,446,593	7,446,593

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$(678)	$(262)
Changes in operating assets and liabilities:
Decrease in advisory trailer fees and other receivable	—	15
Decrease in prepaid expenses and other assets	42	246
Increase (decrease) in accrued expenses	29	(57)
Decrease in accrued lease liability expense	—	(1,139)

Net cash used in operating activities	(607)	(1,197)

Cash flows from investing activities
Purchase of investment securities	(929)	(267)

Net cash used in investing activities	(928)	(267)

Net decrease in cash and cash equivalents	(1,536)	(1,464)
Cash and cash equivalents at the beginning of the period	8,292	9,744

Cash and cash equivalents at the end of the period	$6,756	$8,280

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

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

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at September 30, 2012 and December 31, 2011. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

2. Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income.

At September 30, 2012 the Company held 2,239,419 common shares of Qualstar Corporation valued at approximately $3,270,000.

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

5. Warrants

On March 1, 2011, the Company granted warrants to purchase 200,000 shares of the Company’s common stock, $1.00 par value to an executive of the company in exchange for certain services to be rendered. The warrants are exercisable for a period of 5 years, but they shall expire and terminate ninety (90) days after the Executive’s separation from the Company for any reason. The warrants shall vest and be exercisable as follows: (i) 50,000 warrants exercisable at $1.55 per share shall vest upon the occurrence of BKF raising $5,000,000 through the sale of equity and completion of twelve months of employment; (ii) 50,000 warrants exercisable at $1.55 per share shall vest upon the occurrence of BKF Capital raising an aggregate amount of $10,000,000 from the execution of this Agreement; (iii) 50,000 warrants exercisable at $2.00 per share shall vest upon the occurrence of BKF Capital raising an aggregate amount of $15,000,000 from the execution of this Agreement; and (iv) 50,000 warrants exercisable at $2.00 per share shall vest upon the occurrence of BKF Capital raising an aggregate amount of $20,000,000 from the execution of this Agreement. The executive to whom these warrants relate resigned as of April 25, 2012 and the warrants expired. At September 30, 2012, the Company had no warrants outstanding.

6. Restricted Stock Grant

On August 1, 2012, the Company rehired Maria Fregosi to serve as the Company’s Chief Operating Officer. In addition to an annual salary of 60,000 per annum, the Company also issued Ms. Fregosi 100,000 restricted shares, on August 1, 2012, of the Company’s common stock vesting a follows: (i) 25,000 on July 31, 2013, (ii) 25,000 on July 31, 2014, (iii) 25,000 on July 31, 2015, and (iv) 25,000 on July 31, 2016.

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

Background

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

The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF, BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). There were no affiliated partnerships in BKF's December 31, 2011 consolidated financial statements.

Historically the Company operated in the investment advisory and asset management business entirely through BAM, which was a registered investment adviser with the Securities and Exchange Commission ("SEC"). BAM specialized in managing equity portfolios for institutional investors through its long-only equity and alternative investment strategies. BAM withdrew its registration as a registered investment advisor on December 19, 2006 and ceased operating in the investment advisory and asset management business. LEVCO Securities, a subsidiary of BAM, was a broker dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc. (now known as the Financial Industry Regulatory Authority). LEVCO Securities withdrew its registration as a broker-dealer on November 30, 2006 and ceased operating as a broker dealer. BKF GP, Inc., the other subsidiary of BAM, acts as the managing general partner of several affiliated investment partnerships which have been in the process of being liquidated and dissolved since 2006.

Plan of Operations

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

In September 2012, the Company changed the name of its subsidiary BKF Management Co., Inc. to BKF Investment Group, Inc. and formed a wholly owned subsidiary, BKF Advisors that is in the process of registering as an investment advisor with the State of Florida and the State of California. The Company expects that BKF Advisors will act as the investment advisor to the BKF Small Cap Growth and Income, L.P., a newly formed Delaware limited partnership that plans to engage as an investment fund (the “Partnership”). BAM is the general partner of the Partnership. The Company expects to seed the Partnership which expects to focus on small-cap and micro-cap companies with a value based approach to investing. Thereafter, the Company intends to grow its asset management business by acquiring or seeding other alternative investment funds with unique investment strategies and/or emerging portfolio managers. The Company’s goal is to grow revenues and income over time and achieve valuation multiples in line with other publicly-traded comparable companies. The Company expects to create value for its shareholders by rebuilding its asset management operations, and expects to earn fee income for assets under management, performance fees upon successfully liquidating investments and from its proprietary capital investments in the investment funds for which BKF acts as the general partner. Moreover, the Company has substantial net operating loss carry-forwards that it may be able to use to offset future profits and thereby minimize tax liabilities.

The Company is also seeking to arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity. The Company shall endeavor to utilize some or all of the Company's net operating loss carryforwards in connection with a business combination transaction; however, there can be no assurance that the Company will be able to utilize any of its net operating loss carryforwards. The Company has not identified a viable operating entity for a merger, acquisition, business combination or other arrangement, and there can be no assurance that the Company will ever successfully arrange for a merger, acquisition, business combination or other arrangement by and between the Company and a viable operating entity.

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

Qualstar Investment

On December 17, 2010, the Company purchased 1,500,000 shares of Qualstar Corporation ("Qualstar") common stock in a privately negotiated transaction at the price of $1.55 per share or the total aggregate amount of $2,325,000 (the “2010 Purchase”). Qualstar is a diversified electronics manufacturer specializing in data storage, power supplies and computer pointing devices. Qualstar's products are known throughout the world for high quality and Simply Reliable designs that provide years of trouble-free service. The securities of Qualstar are traded on NASDAQ under the symbol "QBAK." The registrant purchased the Qualstar shares from Richard A. Nelson and Kathleen R. Nelson as Co-Trustees of the Nelson Family Trust U/A DTD 01/19/2000. Richard A. Nelson is an officer and director of Qualstar. Following the 2010 Purchase, BKF owned approximately 12.2% of issued and outstanding shares of Qualstar. The Company previously disclosed its acquisition of shares of Qualstar in Current Report on Form 8-K filed on December 23, 2010. Between December 23, 2010 and September 30, 2012, BKF increased its Qualstar holdings from 12.2% to 18.2% through open market transactions.

On February 15, 2012 BKF sent a letter to the Qualstar board of director, which was attached as an exhibit to the Company’s Schedule 13D filing on February 21, 2012. In the February 15, 2012 letter, BKF suggested steps that the Qualsar board can and should take to maximize shareholder value. The Qualstar board did not discuss the Feburary 15, 2012 letter with BKF and it failed to take any of the requested actions. In or about May 2012, the BKF launched a proxy contest to remove and replace the board of directors of Qualstar. See BKF’s Definitive Proxy Statement on Schedule 14A, filed on June 6, 2012, which is incorporated herein by reference. The special meeting of the shareholders of Qualstar occurred on June 20, 2012. While BKF’s proposals did receive approval of the majority of the votes cast at the meeting, they did not receive approval from a majority of the outstanding shares, which was required to remove the incumbent Qualstar board.

At September 30, 2012 the Company held 2,239,419 common shares of Qualstar valued at approximately $3,270,000, representing approximately 18.2% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options. The Company is in the process of transferring its holdings of Qualstar into its wholly owned subsidiary BKF Asset Holdings, Inc.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Income

Total revenues for the three months ended September 30, 2012 was $ 11,000 compared to $22,000 in the same period in 2011, a decrease of $ 11,000. The decrease is primarily due to non operating other income. Total revenues for the nine months ended September 30, 2012 was $44,000 compared to $66,000 in the same period in 2011, a decrease of $22,000. The decrease is primarily due to non operating other income.

Expenses

Total expenses for the three months ended September 30, 2012 were approximately $123,000, reflecting an increase of 29% from $95,000 in expenses in the same period in 2011. The increase is primarily attributable to professional fees related to the proxy filings for Qualstar. Total expenses for the nine months ended September 30, 2012 were approximately $722,000, reflecting an increase of 120% from $328,000 in expenses in the same period in 2011. The increase is primarily attributable to professional fees related to the proxy filings for Qualstar.

Net Income/Net Loss

Net loss for the three months ended September 30, 2012 was $112,000, as compared to a net loss of $73,000 in the same period in 2011.

Net loss for the nine months ended September 30, 2012 was $678,000, as compared to a net loss of $262,000 in the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of September 30, 2012 consist primarily of cash and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At September 30, 2012, BKF had cash and cash equivalents of $6.8 million, compared to $8.3 million of cash and cash equivalents at December 31, 2011.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since September 30, 2012.

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

Item 5. Other Information

On August 1, 2012, the Company rehired Maria Fregosi to serve as the Company’s Chief Operating Officer. Ms. Fregosi shall be paid an annual salary of $60,000 per annum and she shall be entitled to receive an annual salary of $60,000 per annum and she will be entitled to receive an annual bonus, determined in the sole discretion of the Company’s Board of Directors. Additionally, the Company issued Ms. Fregosi 100,000 restricted shares, on August 1, 2012, of the Company’s common stock vesting as follows: (1) 25,000 shares on July 31, 2013, (ii) 25,000 shares on July 31, 2014, (iii) 25,000 shares on July 31, 2015, and (iv) 25,000 shares on July 31, 2016. A copy of Ms. Fregosi’s employment agreement is attached hereto as Exhibit 10.42.

Item 6. Exhibits.

a. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number	Description of Document
10.42*	Copy of Employment Agreement, between BKF Capital Group, Inc. and Maria Fregosi, dated August 1, 2012
31*	Section 302 Certification of Chief Executive Officer
32*	Section 906 Certification of Chief Executive Officer
101.INS*#	XBRL Instance Document 101.SCH*# XBRL Taxonomy Extension Schema
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase
101.LAB*#	XBRL Taxonomy Extension Label Linkbase
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

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

Date: November 14, 2012

BKF CAPITAL GROUP, INC.

By:	/s/ Steven N. Bronson
Steven N. Bronson,
Chief Executive Officer,
as Registrant's duly authorized
officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.42*	Copy of Employment Agreement, between BKF Capital Group, Inc. and Maria Fregosi, dated August 1, 2012
31*	Section 302 Certification of Chief Executive Officer
32*	Section 906 Certification of Chief Executive Officer
101.INS*#	XBRL Instance Document 101.SCH*# XBRL Taxonomy Extension Schema
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase
101.LAB*#	XBRL Taxonomy Extension Label Linkbase
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase

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

