Form 10-K
period 2012-12-31
BKF CAPITAL GROUP INC
filed 2013-04-04
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Address of principal executive offices)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012, was $3,479,896. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

March 27, 2013, 7,446,593 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

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

The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF, BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). On November 27, 2012 LEVCO Securities was dissolved. There were no affiliated partnerships in BKF's December 31, 2012 consolidated financial statements.

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

In September 2012, the Company changed the name of its subsidiary BKF Management Co., Inc. to BKF Investment Group, Inc. and formed a wholly owned subsidiary, BKF Advisors, Inc. (“BKF Advisors”). BKF Advisors has registered as an investment advisor with the State of Florida and the State of California. The Company expects that BKF Advisors will act as the investment advisor to the BKF Small Cap Growth and Income Fund, L.P., a newly formed Delaware limited partnership that plans to engage as an investment fund (the “Partnership”). BAM is the general partner of the Partnership.

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

Services

During the years ended December 31, 2012 and December 31, 2011, the Company did not provide any investment advisory or asset management services nor did the Company act as a broker dealer.

The Company, through BKF GP, continues to act as the managing general partner of several private investment partnerships, established prior to 2005, which are in the process of being liquidated and dissolved.

Employees

As of March 27, 2013, BKF employed the services of three individuals. Steven N. Bronson, who serves as BKF's Chairman and President, Maria Fregosi, who serves as BKF's Chief Operating Officer and Senior Vice President, and an intern.

Item 1A. RISK FACTORS

Potential investors should carefully consider the risks described below before making an investment decision concerning the common stock of the Company. The risks and uncertainties described below are not the only ones we face. In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to or otherwise impact the alternative asset management business. Any of the risk factors we describe below have affected or could materially adversely affect our business, results of operations, financial condition and liquidity. The market price of our stock price could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”

Risks Related to Our Asset Management Business

BKF Advisors does not have a track record.

BKF Advisors is a new investment advisor without any track record. Accordingly, we may not be able to raise a sufficient amount of money for the Fund. If we are unable to raise sufficient amount of money for the Fund we may not be able to achieve the Fund’s objectives. The fact that we are a new Fund, may limit it us to the types of investors that will invest in the Fund.

Competitive pressures in the asset management business could materially adversely affect our business and results of operations.

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service and level of desired information provided to fund investors, brand recognition and business reputation. We compete for fund investors, highly qualified talent, including investment professionals, and for investment opportunities with a number of hedge funds, private equity firms, specialized funds, traditional asset managers, commercial banks, investment banks and other financial institutions. A number of factors create competitive risks for us:

☐	A number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do.

☐	Several of our competitors have raised and continue to raise significant amounts of capital, and many of them have or may pursue investment objectives that are similar to ours, which would create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit.

☐	Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we may want to make.

☐	Some of our competitors may be subject to less extensive regulation and thus may be better positioned to pursue certain investment objectives and/or be subject to lower expenses related to compliance and regulatory investigations than us.

We may lose fund investors in the future if we do not match or provide more attractive management fees, incentive income arrangements, structures and terms than those offered by competitors. However, we may experience decreased revenues if we match or provide more attractive management fees, incentive income arrangements, structures and terms offered by competitors. In addition, changes in the global capital markets could diminish the attractiveness of our funds relative to investments in other investment products. This competitive pressure could materially adversely affect our ability to make successful investments and limit our ability to raise future successful funds, either of which would materially adversely impact our business, revenues, results of operations and cash flows.

If our investment performance, including the level and consistency of returns or other performance criteria, does not meet the expectations of our fund investors, it will be difficult for our funds to retain or raise capital and for us to grow our business. Additionally, even if our fund performance is strong, it is possible that we will not be able to attract additional capital. Further, the allocation of increasing amounts of capital to alternative investment strategies over the long term by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving consistent, positive, absolute returns. Competition for fund investors is based on a variety of factors, including:

☐	Investment performance.

☐	Investor liquidity and willingness to invest.

☐	Investor perception of investment managers’ ability, drive, focus and alignment of interest with them.

☐	Investor perception of robustness of business infrastructure and financial controls.

☐	Transparency with regard to portfolio composition.

☐	Investment and risk management processes.

☐	Quality of service provided to and duration of relationship with investors.

☐	Business reputation, including the reputation of a firm’s investment professionals.

☐	Level of fees and incentive income charged for services.

If we are not able to compete successfully based on these and other factors, our assets under management, earnings and revenues may be significantly reduced and our business may be materially adversely affected. Furthermore, if we are forced to compete with other alternative asset managers on the basis of fees, we may not be able to maintain our current management fee and incentive income structures, which drive our revenues and earnings. We have historically competed for fund investors primarily on the investment performance of our funds and our reputation, and not on the level of our fees or incentive income relative to those of our competitors. However, as the alternative asset management sector matures and addresses current market and competitive conditions, there is a risk that management fee and incentive income rates will decline, without regard to the historical performance of a manager. Management fee or incentive income rate reductions on existing or future funds, particularly without corresponding increases in assets under management or decreases in our operating costs, could materially adversely affect our revenues and profitability.

Even if we are able to compete successfully based on the factors noted above, it is possible we could lose assets under management to our competitors. During the financial crisis, for example, many investors in our funds were also investors in funds managed by other alternative asset managers that restricted or suspended redemptions for a period of time. During that period of time, investors redeemed assets from our funds due, we believe, to their inability to obtain liquidity from other sources. It is possible that similar circumstances could cause us to experience unusually high redemptions or a decrease in inflows, even if our investment performance and other business attributes are otherwise competitive or superior.

Investors in our fund have the right to redeem their investments in our funds on a regular basis and could redeem a significant amount of assets under management during any given quarterly period, which would result in significantly decreased revenues.

Subject to any specific redemption provisions applicable to a fund, investors in our multi-strategy hedge funds may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years), although certain investors generally may redeem capital during such specified period upon the payment of a redemption fee and upon giving proper notice. In a declining market, the pace of redemptions and consequent reduction in our assets under management potentially could accelerate. Furthermore, investors in our funds may also invest in funds managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our funds, even if our performance is superior to such other alternative asset managers’ performance if they are restricted or prevented from redeeming capital from those other managers.

Our business and financial condition may be materially adversely impacted by the highly variable nature of our revenues, results of operations and cash flows.

Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable.

As a result of quarterly fluctuations in, and the related unpredictability of, our revenues and profits, the price of our common stock can be significantly volatile.

Extensive regulation of the asset management business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues.

Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the laws of the State of Florida and the State of California and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC.

The regulatory bodies with jurisdiction over us have the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and to conduct investigations and administrative proceedings. Such investigations and administrative proceedings can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Exchange Act or Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the 1940 Act could result in investigations, sanctions and reputational damage. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or to fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our results.

Increased regulatory focus could result in additional burdens on our business.

The financial industry is becoming more highly regulated. Legislation has been introduced in recent years by both U.S. and foreign governments relating to financial markets and institutions, including asset management firms, which would result in increased oversight and taxation. There has been, and may continue to be, a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes significant new regulations on the U.S. financial services industry, including aspects of our business and the markets in which we operate. The Dodd-Frank Act imposes a wide array of regulations covering, among other things: (i) oversight and regulation of systemic market risk (including the power to liquidate certain financial institutions); (ii) the ability of the Federal Reserve to regulate certain non-bank financial institutions and to prohibit insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; (iii) new registration, recordkeeping and reporting requirements for private fund investment advisers; (iv) minimum equity retention requirements for issues of asset-backed securities; (v) the establishment of a new bureau of consumer financial protection; and (vi) new requirements and higher liability standards for credit rating agencies.

The Dodd-Frank Act provides that non-bank financial companies (including asset management firms and hedge funds) may be evaluated for designation as systemically significant financial institutions subjected to enhanced supervisory standards relating to, for example, risk-based capital, leverage, risk management, credit exposure and concentration limits, and gives the FDIC authority to act as receiver of bank holding companies, financial companies and their subsidiaries in specific situations under the Orderly Liquidation Authority. If we or any of our funds were to be designated as a systemically significant financial institution we would be subject to increased costs of doing business by virtue of fees and assessments associated with such designation as well as by virtue of increased regulatory compliance costs, all of which would be likely to adversely affect our competitive position.

The Dodd-Frank Act also requires increased disclosure of executive compensation and provides shareholders with the right to vote on executive compensation. In addition, the Dodd-Frank Act empowers federal regulators to prescribe regulations or guidelines to prohibit any incentive-based payment arrangements that the regulators determine encourage covered financial institutions to take inappropriate risks by providing officers, employees, directors or principal shareholders with excessive compensation or that could lead to a material financial loss by such financial institutions. Until all of the relevant regulations and guidelines have been established, we cannot predict what effect, if any, these developments may have on our business or the markets in which we operate.

Furthermore, the Dodd-Frank Act required the SEC and the CFTC to implement more expansive regulations concerning whistleblowers. The SEC and the CFTC have each adopted rules under this requirement, establishing reward programs for persons who bring information to the SEC or the CFTC. To receive a reward under these programs, the information must “lead to the successful enforcement” of a judicial or administrative action brought by the SEC or CFTC that results in a monetary sanction of $1 million or more against a public company for a violation of the securities laws or the Commodity Exchange Act, respectively. While it is too soon to observe the full effect of these rules, they may result in increased regulatory inquiries or investigations by the SEC or the CFTC. Such inquiries or investigations could impose significant additional expense on us, require the attention of senior management and result in negative publicity and harm to our reputation.

These and many other key aspects of the changes imposed by the Dodd-Frank Act will be established by various regulatory bodies and other groups over the next several years and the Dodd-Frank Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action). As a result of the regulatory and other action yet to be taken, including with respect to the definition of certain key terms in the Dodd-Frank Act, we do not know what the final regulations under the Dodd-Frank Act will require and it is difficult to predict how significantly the Dodd-Frank Act will affect us. The Dodd-Frank Act will likely increase our administrative costs and could impose additional restrictions on our business.

We may also be adversely affected if additional legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in alternative asset funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative asset managers as well as their funds. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with additional new laws or regulations could be difficult and expensive and affect the manner in which we conduct business, which could have adverse impacts on our results of operations.

Difficult market conditions can adversely affect our funds in many ways, including by negatively impacting their performance and reducing their ability to raise or deploy capital, which could materially reduce our revenues and adversely affect our results of operations.

A recurrence of significant disruption and volatility in the global financial markets and economies could impair the investment performance of our funds. Additionally, we may not be able to raise capital for existing or new funds during, or even following, periods of market instability. Although we seek to generate consistent, positive, absolute returns across all market cycles, our funds have been and may be materially affected by conditions in the global financial markets and economic conditions. The global market and economic climate may become increasingly uncertain due to numerous factors beyond our control, including but not limited to, concerns related to unpredictable global market and economic factors, regulatory uncertainty, rising interest rates, inflation or deflation, the availability of credit, performance of financial markets, terrorism or political uncertainty.

A general market downturn, a specific market dislocation or deteriorating economic conditions may cause our revenues and results of operations to decline by causing:

☐	A decline in assets under management, resulting in lower management fees and incentive income.

☐	An increase in the cost of financial instruments, executing transactions or otherwise doing business.

☐	Lower or negative investment returns, which may reduce assets under management and potential incentive income.

☐	Reduced demand for assets held by our funds, which would negatively affect our funds’ ability to realize value from such assets.

☐	Increased investor redemptions or greater demands for enhanced liquidity or other terms, resulting in a reduction in assets under management, lower revenues and potential increased difficulty in raising new capital.

Furthermore, while difficult market and economic conditions and other factors can potentially increase investment opportunities over the long term, including with respect to the competitive landscape for the hedge fund industry, such conditions and factors also increase the risk of increased investment losses and additional regulation, which may impair our business model and operations. Our funds may also be materially adversely affected by difficult market conditions if our investment professionals fail to assess the adverse effect of such conditions on our investments, resulting in a significant reduction in the value of those investments. Moreover, challenging market conditions may prompt alternative asset managers to reduce the management fee and incentive income rates they charge in order to retain assets. In response to competitive pressures or for any other reason, we may reduce or change the fee structures of our funds, which could reduce the amount of fees and income that we may earn relative to assets under management.

Most of our funds utilize investment strategies that depend on our ability to appropriately react to, or accurately assess, the occurrence of, certain events, including market and corporate events. If we fail to do so, our funds’ investment performance could be adversely affected in a material way.

Poor performance of our funds would cause a decline in our revenues, results of operations and cash flows and could materially adversely affect our ability to retain capital or attract additional capital.

If our funds perform poorly, our revenues, results of operations and cash flows decline because the value of our assets under management decreases, which in turn results in a reduction in management fees. To the extent that our funds perform poorly and such performance is continuing at the end of a relevant performance measurement period, we would experience a reduction in incentive income and, if such reduction was substantial, could result in the elimination of incentive income for a given year and future years until that decrease has been surpassed by positive performance. Poor performance of our funds would make it more difficult for us to raise new capital and may cause investors in our funds to redeem their investments. Investors and potential investors in our funds continually assess our funds’ performance, as well as our ability to raise capital for existing and future funds. Our ability to avoid excessive redemption levels will depend in part on our funds’ continued satisfactory performance. Moreover, poor performance, particularly in our most significant funds, would harm our reputation and competitive standing, which would further impair our ability to retain or attract fund capital. These factors may cause us to reduce or change the fee structure of our funds in order to retain or continue to attract assets under management, which could, further reduce the amounts of management fees and incentive income that we may earn relative to assets under management.

We may determine to use leverage in investments in our funds, which could materially adversely affect our ability to achieve positive rates of return on those investments.

We may choose to use leverage in our funds, to the extent permitted by the fund, to increase the yield on certain of their investments, although historically they have not borrowed substantial capital either directly or through the use of derivative instruments. The use of leverage poses a significant degree of risk, most notably by significantly increasing the risk of loss associated with leveraged investments that decline in value, and enhances the possibility of a significant loss in the value of the investments in our funds. Our funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Volatility in the credit markets increases the degree of risk associated with such borrowing. Gains realized with borrowed funds may cause a fund’s net asset value to increase at a faster rate than would be the case without borrowings. If investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investments made by our funds. To the extent our funds determine to significantly increase their use of leverage, any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flows.

The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with making an investment.

Before investments are made by our funds, particularly investments in securities that are not publicly traded, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment bankers may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence that we carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and such an evaluation will not necessarily result in the investment being successful. Moreover, the level of due diligence conducted with respect to a particular investment will vary and we may not properly assess the appropriate amount of diligence for each investment, which may result in losses.

Our funds may invest in relatively high-risk, illiquid assets, including structured products, and may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal investments.

Our funds may invest in securities that are not publicly traded or that are otherwise illiquid, including complex structured products. There may be no readily available liquidity in these securities, particularly at times of market stress or where many participants may be seeking liquidity at the same time. In many cases, our funds may be prohibited, whether by contract, by applicable securities laws or by the lack of a liquid market, from selling such securities for a period of time. Moreover, even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the required holding period. Accordingly, under certain conditions, our funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investment in illiquid assets involves considerable risk and our funds may lose some or all of the principal amount of such investments.

Our funds make investments in companies that we do not control, exposing us to the risk of decisions made by others with whom we may not agree.

Investments by our funds will include investments in debt or equity of companies that we do not control. Such investments may be acquired by our funds through trading activities or through purchases of securities from the issuer. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions contrary to our expectations, with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, we may make investments in which we share control over the investment with co-investors, which may make it more difficult for us to implement our investment approach or exit the investment when we otherwise would. If any of the foregoing were to occur with respect to one or more significant investments, the values of such investments by our funds could decrease and our financial condition, results of operations and cash flows could suffer as a result.

Risk management activities may materially adversely affect the return on our funds’ investments.

When managing our funds’ exposure to market risks, we may from time to time use hedging strategies and various forms of derivative instruments, to the extent allowed, to limit the funds’ exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging transactions generally will depend on our ability to correctly assess the degree of correlation between price movements of the hedging instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. For a variety of reasons, we may not seek or be successful in establishing a perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged. An imperfect correlation could prevent us from achieving the intended result and could give rise to a loss. In addition, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our investment because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge.

If our risk management processes and systems are ineffective, we may be exposed to material unanticipated losses.

We continue to refine and implement our risk management techniques, strategies and assessment methods, such as the use of statistical and other quantitative and qualitative tools to identify, observe, measure and analyze the risks to which our funds are exposed. These methods, even if properly implemented, may not allow us to fully mitigate the risk exposure of our funds in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Some of our strategies for anticipating and managing risk in our funds are based upon our use of historical market behavior statistics, which may not be an accurate predictor of current or future market risks. We apply statistical and other tools to these observations to measure and analyze the risks to which our funds are exposed. Any failure in our risk management systems, whether in design or implementation, to accurately identify and quantify such risk exposure could limit our ability to manage risks in the funds, identify appropriate investment opportunities or realize positive, risk-adjusted returns. Because neither our quantitative nor qualitative risk management processes can anticipate for every investment the economic and financial outcome or timing and other specifics of the outcome, we will, in the course of our activities, incur losses.

Risks Related to the Company’s Acquisition Strategy

The Company Has Limited Resources

The Company currently does not have any operating business. The Company has had no revenues from operations for the fiscal years ended December 31, 2012 and 2011. The Company's plan of operations is to consummate an acquisition or merger or other business combination (a "Transaction") with a viable business entity (a "Target"). There can be no assurance that the Company will be able to consummate a Transaction, nor can there be any assurance that any Target, at the time of the Company's consummation of a Transaction of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current assets of the Company may not be sufficient to fund a Transaction. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate a Transaction. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

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

Transaction May Prevent or Limit the Company's Ability to Use Its Net Operating Tax Loss Carryforwards

As of December 31, 2012 the Company had a net operating loss carryforward of approximately $11.9 million. The consummation of a Transaction by the Company may limit, reduce or void the utilization of the net operating losses. While the Company shall endeavor to complete a Transaction with a Target that will permit the Company to utilize its net operating losses, there can be no assurances that the Company will be able to utilize its net operating losses after the consummation of a Transaction with a Target.

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

Stockholders Risk Dilution In Connection with a Transaction

The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock. As of March 27, 2013, the Company had 7,446,593 shares of common stock issued and outstanding and 7,553,407 authorized but unissued shares of common stock available for issuance. The Company has no commitments as of this date to issue its securities, however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following a Transaction. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following a Transaction, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

General Risks Affecting the Company

Bank Account Balances in Excess of FDIC Insurance

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 increased the insurance coverage offered by the Federal Deposit Insurance Corporation (FDIC) from $100,000 to $250,000 per depositor. This limit is anticipated to return to $100,000 after December 31, 2013. Additionally, under the FDIC's Temporary Liquidity Guarantee Program, amounts held in non-interest bearing transaction accounts at participating institutions are fully guaranteed by the FDIC through December 31, 2013. The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not insured by the FDIC. As of December 31, 2012 and 2011, the Company had $6,380,474 and $7,525,771 respectively, in its JP Morgan Chase bank accounts. Accordingly, the Company does not have FDIC insurance for any amounts held at JP Morgan Chase in excess of $250,000.

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

Mr. Bronson Has Effective Control of the Company's Affairs

As of March 27, 2013, Mr. Bronson beneficially owns and controls 3,744,329 shares of common stock of the Company, representing approximately 50.3% of the issued and outstanding shares of common stock and approximately 50.3% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

The Company May Be Deemed an Investment Company and Subjected to Related Restrictions

The regulatory scope of the Investment Company Act of 1940, as amended (the "1940 Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The 1940 Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the 1940 Act. We do not believe that we are an “investment company” under the 1940 Act because the nature of our assets and the sources of our income exclude us from the definition of an investment company under the 1940 Act. In addition, we believe our Company is not an investment company under Section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business. We intend to continue to conduct our operations so that we will not be deemed an investment company. If we were to be deemed an investment company, the Company may be forced to divest its investments or become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure by the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company.

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

Item 2. Properties

During the year ended December 31, 2012, BKF's offices were located at 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432 (the "Premises"). The Company occupied the Premises, which is approximately 2,418 square feet, pursuant to an Agreement of Sublease, dated as of March 1, 2011 (the "Sublease"), by and between the Company and Lion Gables Realty Limited Partnership, a Delaware limited partnership. The Sublease is for a term of 5 years from March 1, 2010 through February 28, 2015 and the Company shall pay a monthly base rent of $5,038 throughout the Sublease term, plus certain additional rent. The monthly base rent includes all operating expenses and real estate taxes. A copy of the form Sublease for the Premises is attached to BKF's Current Report on Form 8-K, filed on March 8, 2010, as Exhibit 10.38.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of BKF's security holders during the fiscal year ended December 31, 2012.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) MARKET INFORMATION. BKF's common stock trades over the counter under the symbol "BKFG." At the close of business on March 27, 2013, there were 400 holders of record of BKF's common stock. As of March 27, 2013, the last reported price of the Company's common stock was $1.00.

The following table sets forth the range of high and low prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

	Stock Price
	Ranges

COMMON STOCK

Year/Fiscal Period	High	Low

2012
Fourth quarter	$1.10	$1.00
Third quarter	$1.20	$0.84
Second quarter	$1.30	$1.00
First quarter	$1.25	$1.15

2011
Fourth quarter	$1.32	$1.11
Third quarter	$1.39	$1.03
Second quarter	$1.30	$1.01
First quarter	$1.25	$1.05

There were no distributions or dividends declared or paid in 2012 or 2011. The declaration and payment of distributions or dividends by BKF is at the discretion of BKF's Board of Directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF. BKF has discontinued its policy of paying quarterly cash dividends and does not expect to pay dividends in the foreseeable future.

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

The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF, BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries and BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities").

LEVCO Securities was dissolved on November 27, 2012.

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

In September 2012, the Company changed the name of its subsidiary BKF Management Co., Inc. to BKF Investment Group, Inc. and formed a wholly owned subsidiary, BKF Advisors that registered as an investment advisor with the State of Florida and the State of California. The Company expects that BKF Advisors will act as the investment advisor to the BKF Small Cap Growth and Income Fund, L.P., a newly formed Delaware limited partnership that plans to engage as an investment fund (the “Partnership”). BAM is the general partner of the Partnership. The Company expects to seed the Partnership which expects to focus on small-cap and micro-cap companies with a value based approach to investing. Thereafter, the Company intends to grow its asset management business by acquiring or seeding other alternative investment funds with unique investment strategies and/or emerging portfolio managers. The Company’s goal is to grow revenues and income over time and achieve valuation multiples in line with other publicly-traded comparable companies. The Company expects to create value for its shareholders by rebuilding its asset management operations, and expects to earn fee income for assets under management, performance fees upon successfully liquidating investments and from its proprietary capital investments in the investment funds for which BKF acts as the general partner. Moreover, the Company has substantial net operating loss carry-forwards that it may be able to use to offset future profits and thereby minimize tax liabilities.

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

BKF, through BKF GP, Inc., a wholly owned subsidiary, acts as the managing general partner of three investment partnerships which are in the process of being liquidated and dissolved.

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

Qualstar Investment

On December 17, 2010, the Company purchased 1,500,000 shares of Qualstar Corporation ("Qualstar") common stock in a privately negotiated transaction at the price of $1.55 per share or the total aggregate amount of $2,325,000 (the “2010 Purchase”). Qualstar is a diversified electronics manufacturer specializing in data storage, power supplies and computer pointing devices. Qualstar's products are known throughout the world for high quality and Simply Reliable designs that provide years of trouble-free service. The securities of Qualstar are traded on NASDAQ under the symbol "QBAK." The registrant purchased the Qualstar shares from Richard A. Nelson and Kathleen R. Nelson as Co-Trustees of the Nelson Family Trust U/A DTD 01/19/2000. Richard A. Nelson is an officer and director of Qualstar. Following the 2010 Purchase, BKF owned approximately 12.2% of issued and outstanding shares of Qualstar. The Company previously disclosed its acquisition of shares of Qualstar in Current Report on Form 8-K filed on December 23, 2010. Following the December 17, 2010 transaction BKF increased its Qualstar holdings through open market transactions.

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

At December 31, 2012 the Company held 2,239,419 common shares of Qualstar valued at approximately $3,202,261, representing approximately 18.2% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options. The Company is in the process of transferring its holdings of Qualstar shares into its wholly owned subsidiary BKF Asset Holdings, Inc.

Subsequent Event.

On January 17, 2013, BKF Capital sent a letter (the “Notice”) to the Qualstar, notifying the Qualstar that in accordance with Section 6 of Article II of the Qualstar’s Bylaws, as amended and restated as of March 24, 2011, BKF Capital intends to nominate six (6) directors to serve on the Qualstar’s Board of Directors at the 2013 Annual Meeting of Shareholders. Specifically, in the Notice, BKF Capital nominated the following persons for election to the Qualstar’s Board of Directors at the 2013 Annual Meeting of Shareholders: Steven N. Bronson, Edward J. Fred, Sean M. Leder, David J. Wolenski, Alan B. Howe and Maria Fregosi.

On January 30, 2013, BKF Capital announced a partial tender offer to purchase up 3,000,000 shares of Qualstar’s common stock at a purchase price of $1.65 per share (the “PTO”), which was a 19% increase above the share price of Qualstar’s common stock on the day before the offering was announced. The PTO provided that BKF Capital would purchase a minimum of 1,000,000 shares in the PTO. In connection with the PTO, BKF Capital filed a Scheduled TO on January 30, 2013, which is incorporated herein by reference. On February 5, 2013, the board of directors of Qualstar adopted a poison pill in the form of a rights plan that would be triggered in the event that BKF Capital purchased any additional shares. After analyzing the poison pill adopted by the Qualstar board of directors and the likelihood that a court would strike down the poison pill, on February 11, 2013, BKF Capital announced that it would withdraw and terminate the PTO. In connection with the termination of the PTO, BKF Capital filed a Schedule 14A on February 11, 2013, which incorporated herein by reference.

BKF Share Repurchase Plan

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

Results of Operations

Income

Total income for 2012 was $55,000, reflecting a decrease of 77% from 237,000 in 2011. The decrease in income was a result of realized gains from investments.

Expenses

Total expenses for 2012 were $878,000, reflecting a 92% increase from $458,000 in 2011. The increase is primarily attributable to professional fees related to the proxy filings for Qualstar.

At December 31, 2012, BKF had cash and cash equivalents of $6.6 million, as compared to cash and cash equivalents of $8.3 million at December 31, 2011. This decrease in cash and cash equivalents primarily reflects the overall reduction in the business as described.

Accrued expenses were $35,000 at December 31, 2012, as compared to $41,000,at December 31, 2011.

Over the next twelve months the Company plans to meet its current obligations from interest on its cash, to the extent such interest earned is insufficient to pay expenses, the Company shall utilize its cash on hand to meet its obligations.

Off Balance Sheet Risk

BKF GP served as the managing general partner for several affiliated investment partnerships which traded primarily in equity securities. As of December 31, 2012 and 2011 virtually all of these partnerships' investments have been fully liquidated and the proceeds distributed. There is no general partner or limited partners' capital remaining in these partnerships unless certain illiquid portfolio positions eventually realize a value. BKF GP has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2012.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2012, the Company's procedures of internal control over financial reporting operated in an effective manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of March 27, 2013. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors. There board of directors adopted 1 resolution during 2012.

DIRECTORS

Name, Age, and	Director	Other Business
Principal Occupation During the Last Five Years	Since	Affiliation(s)

Steven N. Bronson -- age 47 President and Chairman of BKF since September 19, 2008. Mr. Bronson is the President of Catalyst Financial LLC, a privately held securities brokerage and investment banking firm registered with the U.S. Securities and Exchange Commission. Mr. Bronson has held that position since 1998. Mr. Bronson is also the chairman, president and majority shareholder of Interlink Electronics, Inc., Ridgefield Acquisition Corp. and 4net Software, Inc. all of which are publicly traded companies.	2008	Officer and director of 4net Software, Inc., a publicly traded corporation, Ridgefield Acquisition Corp., a publicly traded corporation, Interlink Electronics, Inc., a publicly traded company.

Leonard Hagan -- age 61
Director of BKF since September 19, 2008. Mr. Hagan is a certified public accountant and for the past eighteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974 and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Fieldstone Services Corp, Aton Securities, Inc., Agile PT Group, LLC and HFG Healthco Securities LLC. Mr. Hagan is also a director of Ridgefield Acquisition Corp. and 4net Software, Inc. both publicly traded companies.	2008	Director of 4net Software, Inc., a publicly traded corporation and Ridgefield Acquisition Corp., a publicly traded corporation.

OFFICERS

Name, Age and Principal Occupation During the Last Five Years	Office	Executive Officer Since

Steven N. Bronson -- age 47	Chairman and President	2008

Maria Fregosi -- age 47 Prior to joining BKF on August 1, 2012, Ms. Fregosi was employed by BKF as its Chief Financial Officer from March 1, 2011 until she resigned on April 25, 2012. Before joining BKF, Ms. Fregosi was the chief operating officer and chief financial officer of Client First Settlement Funding ("CFSF"), boutique specialty finance company. Prior to CFSF, Ms. Fregosi was an Executive Vice President at ABN AMRO Bank for 15 years. Ms. Fregosi is also employed by Catalyst Financial LLC, registered broker dealer, as the Chief Operating Officer and the Chief	Chief Operating Officer	2012

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

Corporate Governance

Audit Committee

The current member of the audit committee is Leonard Hagan. There were no meetings of the audit committee during 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Each director and executive officer of the Company and each beneficial owner of 10% or more of the Company's common stock is required to report his or her transactions in shares of the Company's common stock to the SEC within a specified period following a transaction. Based on our review of filings with the SEC and written representations furnished to us during 2012, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following table sets forth the compensation for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 received by the Company's Chief Executive Officer and the two most highly compensated other officers serving at the end of fiscal year 2012 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

							Non-Equity	Nonqualified
Name and							Incentive	Deferred
Principal				Stock		Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards		Awards	Compensation	Earnings	Compensation		Total
		($)	($)	($)		($)	($)	($)	($)		($)

Steven N. Bronson	2012	150,000	0	0		0	0	0	0		150,000
Chairman and President	2011	150,000	0	0		0	0	0	0		150,000
	2010	150,000	0	0		0	0	0	0		150,000

Maria Fregosi	2012	25,000	0	10,625	(1)	0	0	0	0		35,625
Chief Operating Officer	2011	35,000	0	0		0	0	0	0	(2)	35,000

Greg S. Heller	2012	41,154	0	0		0	0	0	0		41,154
Senior Vice President	2011	6,480	0	0		0	0	0	0		6,480

(1)	On August 1, 2012, Ms. Fregosi was hired by the Company as the Chief Operating Officer, at a salary of $60,000 per year and the Company issued Ms. Fregosi 100,000 restricted shares of BKF’s common stock that vest over a 4 year period as follows 25,000 shares on July 31, 2013, 25,000 shares on July 31, 2014, 25,000 shares on July 31, 2015, and 25,000 shares on July 31, 2016, provided she is still employed by BKF.

(2)	On March 1, 2011, the date Ms. Fregosi commenced work at BKF Capital as the Chief Financial Officer, at a salary of $60,000 per year and the Company issued Ms. Fregosi warrants to purchase an aggregate of 200,000 shares of the Company’s common stock, $1.00 par value, in exchange for her services to be rendered under her employment agreement (the “Fregosi Warrants”). The Fregosi Warrants are conditioned upon certain events occurring prior to vesting. On April 25, 2012, Ms. Fregosi resigned and the Fregosi Warrants expired. Then on August 1, 2012, Ms. Fregosi was rehired by the Company as the Chief Operating Officer.

Outstanding Equity Awards at December 31, 2012

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven N. Bronson	0	0	0	0	0	0	0	0	0
Maria Fregosi	0	0	0	0	0	100,000	91,375	0	0

Other Plans

Other than the BKF Capital Group, Inc. 1998 Incentive Compensation Plan, as Amended and Restated on March 28, 2001 (the "1998 Plan"), the Company does not have any other bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

Long Term Incentive Plan

The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 2012

The following table contains certain information regarding stock options exercised and stock vested as of December 31, 2012, by each of the Named Executive Officers.

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Steven N. Bronson	0	0	0	0
Maria Fregosi	0	0	0	0

Agreements with Employees and Directors

Described below are the employees, officers and directors who are subject to a current employment contract as of December 31, 2012.

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

Maria Fregosi, Chief Operating Officer

On August 1, 2012, the Company rehired Maria Fregosi to serve as the Company’s Chief Operating Officer. Ms. Fregosi shall be paid an annual salary of $60,000 per annum and she shall be entitled to receive an annual bonus, determined in the sole discretion of the Company’s Board of Directors. Additionally, the Company issued Ms. Fregosi 100,000 restricted shares, on August 1, 2012, of the Company’s common Stock vesting as follows: (i) 25,000 on July 31, 2013, (ii) 25,000 on July 31, 2014, (iii) 25,000 on July 31, 2015, and (iv) 25,000 on July 31, 2016. A copy of Ms. Fregosi’s employment agreement is attached to BKF’s Form 10-Q for the quarter ended September 30, 2012 as Exhibit 10.42.

Greg S. Heller, Senior Vice President

On November 1, 2011, the Company entered into an employment agreement with Greg S. Heller to serve as the Company's Senior Vice President at an annual salary of $60,000. Mr. Heller is also entitled to retroactive salary increase to $130,000 per year in the event that the Company forms, registers and funds a business development company under the Investment Company Act of 1940. A copy of the employment agreement between BKF Capital Group, Inc. and Greg S. Heller, dated as of November 15, 2011, is attached to this Annual Report on Form 10-K as Exhibit 10.41. On September 5, 2012, Mr. Heller resigned from the Company.

Compensation Committee Interlocks and Insider Participation

During 2012, Leonard Hagan was the only member of the Compensation Committee. Mr. Hagan also serves as BKF's corporate secretary, but he is not compensated for serving in that position.

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

2012 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Steven N. Bronson (1)	0	0	0	0	0	0	0
Leonard Hagan	$12,000	0	0	0	0	0	$12,000

* Fees include director and committee fees earned during fiscal 2012.

(1)	Mr. Bronson has a compensation agreement with the Company and thus did not receive separate director fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth the beneficial ownership as of December 31, 2012 of (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (2) each director and nominee for director of the Company, (3) each executive officer of the Company whose name appears on the summary compensation table (the "Named Executive Officers") and (4) all directors and executive officers of the Company as a group. Each person had sole or shared voting or dispositive powers with respect to such shares. Unless otherwise indicated, the address of each person named in the table below is c/o BKF Capital Group, Inc., 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432.

	Number of	Percent
Name of Beneficial Owner	Shares (1)	of Class

Steven N. Bronson	3,744,329	50.3%
Leonard Hagan	222,368	3.0%
Maria Fregosi	0	0%

Directors and executive officers as a group (2 persons)	3,966,697	53.3%

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since January 1, 2009, the Company has licensed a portion of its office Space to three companies affiliated with Steven N. Bronson who is BKF's Chairman And President. Specifically, BKF licensed office space and use of facilities to Catalyst Financial, LLC, 4net Software, Inc. and Ridgefield Acquisition Corp. (collectively the "Licensees") for monthly fees of, $500, $100 and $100, respectively. Each of the licenses are on a month to month basis. Steven N. Bronson is the owner and principal of Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. Mr. Bronson is also the President and majority shareholder of 4net Software, Inc. and Ridgefield Acquisition Corp., both publicly traded companies. Effective March 1, 2011, the Company modified the License Agreement for Catalyst Financial. Specifically, Catalyst Financial agreed to take more space at the Company's Offices and the monthly license fee paid by Catalyst to the Company, increased to $2,500 per month or $30,000 per year. Effective October 1, 2011, the Company modified the License Agreement for Catalyst Financial and decreased the monthly license fee to $2,000 per month or $24,000 per year. Effective October 1, 2012, the Company modified the License Agreement for Catalyst Financial and decreased the monthly license fee to $100 per month or $1,200 per year.

Commencing, October 1, 2011, the Company licensed office space to Interlink Electronics, Inc., which is another company affiliated with Steven N. Bronson at a monthly license fee of $2,000. The license with Interlink Electronics, Inc. terminated on February 28, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

Excelsis Accounting Group (formally Mark Bailey & Company, Ltd.) received $24,000 for the year ended December 31, 2012 for professional services rendered in connection with the audit of the Company's annual financial statements, and a review of the financial statements included in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

No audit-related services were rendered with respect to the fiscal years ended December 31, 2012 and December 31, 2011 by Excelsis Accounting Group.

Tax Fees

None.

All Other Fees

No other fees were paid to Excelsis Accounting Group during the fiscal years ended December 31, 2012 and December 31, 2011.

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

(3) Exhibits

Exhibit Number		Description

3.1	--	Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference Exhibit 3.1 to Registrant's Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 June 30, 2001 and the December 31, 2005 10K.

3.2	--	Amended and Restated Bylaws of Registrant dated March 5, 2008

4.1	--	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000).

10.1	--	Amendment to Lease dated October 10, 2003 between Rockefeller Center Properties and John A. Levin, Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2003).

10.2	--	Lease dated December 20, 1993 between Rockefeller Center Properties and John A. Levin & Co., Inc., as amended (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000, Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, and Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).

10.3	--	Lease dated September 25, 2002 between River Bend Executive Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.4	--	Registrant's 1998 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.5	--	Registrant's Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

Exhibit Number		Description

10.6	--	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2001).

10.7	--	Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed with the Commission on November 17, 2000).

10.8	--	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2005).

10.9	--	Letter Agreement between BKF and Levin Management Co., Inc. and each of Henry Levin and Frank Rango dated April 19, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated April 22, 2005).

10.10	--	Change in Control Agreement between BKF, Levin Management Co., Inc. and Glenn A. Aigen dated June 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated June 6, 2005).

10.11	--	Change in Control Agreement between BKF, Levin Management Co., Inc. and Norris Nissim dated June 1, 2005 (incorporated by reference to Exhibit 10.2 of Registrant's Report on Form 8-K dated June 6, 2005).

10.12	--	Retention Agreement between BKF, Levin Management Co., Inc. and Philip Friedman dated August 11, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August 16, 2005).

10.13	--	First Amendment to Retention Agreement between BKF and Philip Friedman dated November 15, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated November 16, 2005).

10.14	--	Transition/Separation Agreement between BKF and John A. Levin dated as of August 23, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August 24, 2005).

10.15	--	First Amendment to Transition/Separation Agreement between BKF and John A. Levin dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated December 28, 2005).

10.16	--	Employment Agreement between BKF and John C. Siciliano dated September 28, 2005 (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

Exhibit Number		Description

10.17	--	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Glenn A. Aigen (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.18	--	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Norris Nissim (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.19	--	Transition/Separation Agreement between BKF and Glenn A. Aigen dated December 20, 2005 (incorporated by reference to Exhibit 10.6 of Registrant's Report on Form 10-Q for the period ended September 30, 2005).

10.20	--	Separation Agreement and Release of All Claims between BKF and Henry Levin dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated December 22, 2005).

10.21	--	Employment Agreement between BKF and Clarke Gray dated as of January 4, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated January 6, 2006).

10.22	--	Transition/Separation Agreement between BKF and Norris Nissim dated May 5, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.23	--	Separation Agreement between BKF and Philip Friedman dated July 24, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated July 24, 2006).

10.24	--	Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.25	--	First Amendment to the Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period September 30, 2006).

10.26	--	Partial Surrender Agreement and Amendment between BKF and RCPI Landmark Properties, LLC dated November 22, 2006 (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10k for the period ended December 31, 2006).

10.27	--	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 18, 2006).

10.28	--	Separation Agreement between BKF and John C. Siciliano dated October 31, 2006 (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10k for the period ended December 31, 2006).

Exhibit Number		Description

10.29	--	Separation Agreement between BKF and J. Clarke Gray dated October 31, 2006 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2006).

10.30	--	Employment agreement with Marvin Olshan dated November 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.31	--	Employment agreement with Harvey J. Bazaar dated November 12, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.32	--	Employment agreement with J. Clarke Gray dated November 12, 2007 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.33	--	Employment agreement with J. Clarke Gray dated March 7, 2007 (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2007).

10.34	--	Agreement by and among BKF Capital Group, Inc., Catalyst Fund, L.P. and Steven N. Bronson, Harvey J. Bazaar, Marvin L. Olshan, Ronald LaBow and J. Clarke Gray, dated August 28, 2008 (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on September 2, 2008)

10.35	--	Employment Agreement between BKF Capital Group, Inc. and Steven N. Bronson, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on October 14, 2008).

10.36	--	Copy of Sublease, dated December, 2008, by and between BKF Capital Group, Inc. and 1st United, LLC (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on January 23, 2009).

10.37	--	Purchase Agreement, dated December 2, 2009, by and between BKF Capital Group, Inc. and Steven N. Bronson and Kimberly Bronson.

10.38	--	Copy of form Sublease, dated January 1, 2009, by and between BKF Capital Group, Inc. and Lion Gables Realty Limited Partnership.

10.39	--	Copy of Termination Agreement, between BKF Management Co., Inc. and RCPI LANDMARK PROPERTIES, L.L.C., dated as of December 31, 2011.

10.40	--	Copy of Employment Agreement, between BKF Capital Group, Inc. and Maria Fregosi, dated March 1, 2011.

10.41	--	Copy of Employment Agreement, between BKF Capital Group, Inc. and Greg S. Heller, dated November 21, 2011.

10.42	--	Copy of Employment Agreement, between BKF Capital Group, Inc. and Maria Fregosi, dated August 1, 2012.

Exhibit Number		Description

14.1	--	Registrant's Code of Ethics revised as of December 31, 2007 (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K filed on March 13, 2008).

21.1	--	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000).

23.1*	--	Consent of Mark Bailey & Company, LLP

31*	--	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32*	--	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 2013

By:	/s/ Steven N. Bronson

Steven N. Bronson, CEO and President
Principle Executive Officer, Principal
Financial Officer and as the
Registrant's duly authorized officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven N. Bronson

Steven N. Bronson
President, Chief Executive Officer and Chairman of the Board of Directors
Principal Executive Officer
Principal Financial Officer
April 3, 2013

/s/ Leonard Hagan

Leonard Hagan
Director
April 3, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BKF Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of BKF Capital Group Inc. (Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. BKF Capital Group Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group Inc. as of December 31, 2012 and 2011, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Excelsis Accounting Group

Excelsis Accounting Group

Reno, Nevada

April 3, 2013

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	December 31	December 31
	2012	2011

Assets

Cash and cash equivalents	$6,597	$8,292
Investments	3,202	3,337

Prepaid expenses and other assets	26	77
Total assets	$9,825	$11,706

Liabilities and stockholders' equity

Accrued expenses	$35	$41
Total liabilities	35	41

Commitments and Contingencies

Stockholders' equity
Common stock, $1 par value, authorized -- 15,000,000 shares, 7,446,593 issued and outstanding as of December 31, 2012 and December 31, 2011	7,447	7,447
Additional paid-in capital	68,281	68,269
Accumulated deficit	(65,393)	(64,570)
Accumulated other comprehensive gain	(545)	519
Total stockholders' equity	9,790	11,665
Total liabilities and stockholders' equity	$9,825	$11,706

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,

	2012	2011

Income:

Non-operating income:
Interest income	18	24
Realized gains	--	154
Other income	37	59
Total non-operating income	55	237

Total income	55	237

Expenses:
Employee compensation and benefits	274	262
Occupancy	64	64
Other operating expenses	540	132

Total expenses	878	458
Net income (loss)	$(823)	$(221)

Other comprehensive income/(loss), net of tax Unrealized gain/(loss) on investments	(1,064)	199

Comprehensive income (loss)	$(1,887)	$(22)

Income/(Loss) per share:
Basic and diluted	$(.11)	$(.03)

Weighted average shares outstanding basic and diluted	7,446,593	7,446,593

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended
	December 31,

	2012	2011

Cash flows from operating activities:
Net income(loss)	$(823)	$(221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Gain on sales of securities	--	(154)
Stock compensation expenses	11	--
Decrease in royalty and other receivables	--	15
Decrease in prepaid expenses and other assets	52	200
Decrease in accrued expenses	(6)	(32)
Decrease in accrued lease liability expense	--	(1,139)

Net cash (used in) provided by operating activities	(766)	(1,331)

Cash flows from investing activities
Proceeds from sale of investments	--	337
Purchase of investment securities	(929)	(458)

Net cash (used in) investing activities	(929)	(121)

Net decrease in cash and cash equivalents	(1,695)	(1,452)
Cash and cash equivalents at the beginning of the year	8,292	9,744

Cash and cash equivalents at the end of the year	$6,597	$8,292

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--

Cash paid for taxes	$--	$--

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2012 and 2011

(Amounts in thousands)

	Common	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income/(Loss)	Total

Balance at December 31, 2010	$7,973	(598)	$68,269	$(64,277)	$320	$11,687
Retirement of treasury stock	(526)	598	--	(72)	--	--
Net loss				(221)	--	(221)
Comprehensive income	--	--	--	--	199	199

Balance at December 31, 2011	$7,447	--	$68,269	$(64,570)	$519	$11,665
Stock Compensation	--	--	11	--	--	11
Net loss				(823)	--	(823)
Comprehensive income	--	--	--	--	(1,064)	(1,064)

Balance at December 31, 2012	$7,447	--	$68,280	$(65,393)	$(545)	$9,789

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The Company trades on the over the counter market under the symbol ("BKFG"). Currently, the Company plans to engage in the asset management business through its subsidiary BKF Advisors, Inc., which is a registered investment advisor in the States of Florida and California. BKF is also seeking to consummate an acquisition, merger or business combination with an operating entity to enhance BKF's revenues and increase shareholder value.

The consolidated financial statements of BKF, include BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). On November 27, 2012 LEVCO Securities was dissolved. All intercompany accounts have been eliminated.

BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. BAM had no operations during 2012 and 2011.

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

The Company and its subsidiaries file consolidated Federal and combined state and local tax returns. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. Tax years 2010 and forward remain open to examination.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a valuation reserve of approximately $4.5 million against its net deferred tax asset as of December 31, 2012 and December 31, 2011. The Company believes that it is not likely that this deferred tax benefit will be utilized within the statutory period allowed.

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

There were no common stock equivalents for the years ended December 31, 2012 and 2011.

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2012 and 2011. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

Recent Accounting Developments

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is to be applied prospectively and is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

3. Related Party Transactions

Since January 1, 2009, the Company has licensed a portion of its office Space to three companies affiliated with Steven N. Bronson who is BKF's Chairman and President. Specifically, BKF licensed office space and use of facilities to Catalyst Financial, LLC, 4net Software, Inc. and Ridgefield Acquisition Corp. (collectively the "Licensees") for monthly fees of, $500, $100 and $100, respectively. Each of the licenses are on a month to month basis. Steven N. Bronson is the owner and principal of Catalyst Financial LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. Mr. Bronson is also the President and majority shareholder of 4net Software, Inc. and Ridgefield Acquisition Corp., both publicly traded companies. Effective March 1, 2011, the Company modified the License Agreement for Catalyst Financial. Specifically, Catalyst Financial agreed to take more space at the Company's Offices and the monthly license fee paid by Catalyst to the Company, increased to $2,500 per month or $30,000 per year. Effective October 1, 2011, the Company modified the License Agreement for Catalyst Financial and decreased the monthly license fee to $2,000 per month or $24,000 per year. Effective October 1, 2012, the Company modified the License Agreement for Catalyst Financial and decreased the monthly license fee to $100 per month or $1,200 per year.

Commencing, October 1, 2011, the Company licensed office space to Interlink Electronics, Inc., which is another company affiliated with Steven N. Bronson at a monthly license fee of $2,000. The license with Interlink Electronics, Inc. terminated on February 28, 2012.

4. Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income. Realized gains and losses are calculated using the original cost of those investments.

During the year ended December 31, 2011 the Company sold all of its shares, 13,500, of International Assets Holding Corporation (“IAAC”) common shares for $336,224. The sale resulted in a total realized gain of approximately $154,000 with a reclassification adjustment of $136,000 from other comprehensive income to realized gain.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. Investments (continued)

At December 31, 2012 the Company held 2,239,419 common shares of Qualstar Corporation valued at $3,202,261. As the cost of the shares was $3,747,594 the Company has recognized an accumulated comprehensive loss of $545,333 at December 31, 2012. There were no reclassification adjustments during 2012. The Company holds the shares of Qualstar for investment purposes.

5. Income Taxes

As of December 31, 2012 the Company has a federal net operating loss carryforward of approximately $11.9 million, the utilization of which is limited under IRS Code Section 382 due to changes in the ownership of the Company's stock. The Company also had a state net operating loss carryforward of approximately $4.9 million. The NOL carryforwards generated in the years 2005-2008 expire in 2025 thru 2028, and can be used at a rate of $344,000 per year based on Section 382 limitations. The NOL carryforwards generated in the years 2009 through 2012 expire in 2029 through 2031, and are not currently subject to Section 382 limitations.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

	Year Ended
	December 31,

	2012	2011

Deferred tax assets:
Unrealized loss on investment	221	--
Net operating loss carryforward	4,450	4,208

Gross deferred tax asset	$4,671	$4,208

Deferred tax liabilities:
Deferred state income taxes	(105)	(4)
Unrealized gain on investments	--	(211)

Gross deferred tax liabilities	(105)	(215)

Net deferred tax asset	4,566	3,993
Valuation reserve	(4,566)	(3,993)

	$--	$--

A reconciliation of income tax (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

	Year Ended
	December 31,

	2012	2011

Expected income tax (benefit)	$(317)	$(8)
Increase/Decrease in income tax resulting from:
Other	97	--
Change in valuation reserve	220	8

Income tax expense	$--	$--

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. Commitments and Contingencies

The Company could be subject to a variety of claims, suits and proceedings that arise from time to time, including actions with respect to contracts, regulatory compliance and public disclosure. These actions may be commenced by a number of different constituents, including vendors, former employees, regulatory agencies, and stockholders. The following is a discussion of the significant matters involving the Company.

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

9. Warrants

On March 1, 2011, the Company granted warrants to purchase 200,000 shares of the Company’s common stock, $1.00 par value to an executive of the company in exchange for certain services to be rendered. The warrants were exercisable for a period of 5 years, but expire and terminate ninety (90) days after the executive’s separation from the Company for any reason. On April 25, 2012, the executive resigned from BKF, accordingly the warrants expired unexercised in July 2012, and no expense was recorded.

10. Restricted Stock Grant

On August 1, 2012, the Company rehired Maria Fregosi to serve as the Company’s Chief Operating Officer. In addition to an annual salary of 60,000 per annum, the Company also issued Ms. Fregosi 100,000 restricted shares, on August 1, 2012, of the Company’s common stock vesting a follows: (i) 25,000 on July 31, 2013, (ii) 25,000 on July 31, 2014, (iii) 25,000 on July 31, 2015, and (iv) 25,000 on July 31, 2016. The Company recorded stock compensation of $10,625 for the year ended December 31, 2012 related to this grant.

