Form 10-K/A
period 2012-12-31
BKF CAPITAL GROUP INC
filed 2013-05-06
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

The purpose of this amendment to the registrant's annual report on Form 10-K for the year ended December 31, 2012 filed on April 4, 2013 (the “2012 Form 10-K”) is to amend Part III Item 11 of the 2012 Form 10-K to correct the annual salary of Steven N. Bronson, the registrant’s Chairman, CEO and President. Specifically, effective August 1, 2012, Mr. Bronson voluntarily reduced his annual salary from $150,000 per year to $90,000 per year. Mr. Bronson’s compensation was accurately disclosed in the financial statements included in the 2012 Form 10-K. No other changes have been made to the 2012 Form 10-K. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications as included herein.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the 2012 Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the filing of the 2012 Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the 2012 Form 10-K was filed.

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

SUMMARY COMPENSATION TABLE

								Non-Equity	Nonqualified
Name and								Incentive	Deferred
Principal					Stock		Option	Plan	Compensation	All Other
Position	Year	Salary		Bonus	Awards		Awards	Compensation	Earnings	Compensation		Total
		($)		($)	($)		($)	($)	($)	($)		($)

Steven N. Bronson	2012	125,000	(1)	0	0		0	0	0	0		125,000
Chairman and President	2011	150,000		0	0		0	0	0	0		150,000
	2010	150,000		0	0		0	0	0	0		150,000

Maria Fregosi	2012	25,000		0	10,625	(2)	0	0	0	0		35,625
Chief Operating Officer	2011	35,000		0	0		0	0	0	0	(3)	35,000

Greg S. Heller	2012	41,154		0	0		0	0	0	0		41,154
Senior Vice President	2011	6,480		0	0		0	0	0	0		6,480

(1)	Effective August 1, 2012, Mr. Bronson voluntarily reduced his annual salary from $150,000 per year to $90,000 per year. Accordingly, for the year ended December 31, 2012, Mr. Bronson was paid an annual salary of $125,000.

(2)	On August 1, 2012, Ms. Fregosi was hired by the Company as the Chief Operating Officer, at a salary of $60,000 per year and the Company issued Ms. Fregosi 100,000 restricted shares of BKF’s common stock that vest over a 4 year period as follows 25,000 shares on July 31, 2013, 25,000 shares on July 31, 2014, 25,000 shares on July 31, 2015, and 25,000 shares on July 31, 2016, provided she is still employed by BKF.

(3)	On March 1, 2011, the date Ms. Fregosi commenced work at BKF Capital as the Chief Financial Officer, at a salary of $60,000 per year and the Company issued Ms. Fregosi warrants to purchase an aggregate of 200,000 shares of the Company’s common stock, $1.00 par value, in exchange for her services to be rendered under her employment agreement (the “Fregosi Warrants”). The Fregosi Warrants are conditioned upon certain events occurring prior to vesting. On April 25, 2012, Ms. Fregosi resigned and the Fregosi Warrants expired. Then on August 1, 2012, Ms. Fregosi was rehired by the Company as the Chief Operating Officer.

Outstanding Equity Awards at December 31, 2012

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven N. Bronson	0	0	0	0	0	0	0	0	0
Maria Fregosi	0	0	0	0	0	100,000	91,375	0	0

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

Agreements with Employees

Steven N. Bronson, Chairman and President

On October 1, 2008, the Company entered into an employment agreement with Steven N. Bronson to serve as the Company's President at an annual salary of $150,000. A copy of the employment agreement between BKF Capital Group, Inc. and Steven N. Bronson, dated as of October 1, 2008, is attached as Exhibit 10.35 of the Company's Current Report on Form 8-K filed on October 14, 2008. Effective August 1, 2012, Mr. Bronson voluntarily reduced his salary from $150,000 per year to $90,000 per year.

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

Dated: May 6, 2013

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
May 6, 2013

/s/ Leonard Hagan

Leonard Hagan
Director
May 6, 2013

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

