Form 10-Q
period 2013-03-31
BKF CAPITAL GROUP INC
filed 2013-05-15
CIK 9235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from __________ to ___________

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

☒ Yes ☐ No

As of May 10, 2013, 7,446,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)

Assets
Cash and cash equivalents	$6,423	$6,597
Investments	3,807	3,202
Prepaid expenses and other assets	25	26
Total assets	$10,255	$9,825

Liabilities and Stockholders' Equity

Accrued expenses	$42	$35
Total liabilities	42	35

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,446,593 issued and outstanding as of March 31, 2013 and December 31, 2012	7,447	7,447
Additional paid-in capital	68,286	68,281
Accumulated deficit	(65,580)	(65,393)
Accumulated other comprehensive income/(loss)	60	(545)
Total stockholders' equity	10,213	9,790
Total liabilities and stockholders' equity	$10,255	$9,825

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating income:
Royalties	$—	$6

Non Operating Income
Interest income	4	5
Other income	6	11
Total revenues	10	22

Expenses:
Employee compensation and benefits	49	73
Occupancy and equipment rental	21	16
Other operating expenses	127	30
Total expenses	197	119

Net income/(loss)	(187)	(97)

Other comprehensive income, net of tax Unrealized gain (loss) on investments	605	82
Other comprehensive income/(loss)	$418	$15

Net income/(loss) per share:
Basic and Diluted	$(0.03)	$(0.01)
Weighted average common shares outstanding	7,446,593	7,446,593

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(187)	$(97)
Changes in operating assets and liabilities:
Stock compensation expenses	6	—
Decrease in prepaid expenses and other assets	—	15
Increase in accrued expenses	7	3
Net cash used in operating activities	(174)	(79)

Cash flows from investing activities
Purchase of investment securities	—	(305)
Net cash used in investing activities	—	(305)

Net decrease in cash and cash equivalents	(174)	(384)
Cash and cash equivalents at the beginning of the period	6,597	8,292

Cash and cash equivalents at the end of the period	$6,423,	$7,908

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes

BKF CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2012.

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

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Developments

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is to be applied prospectively and is effective for fiscal years and interim periods beginning after December 15, 2012. We adopted this ASU during the quarter ended March 31, 2013. The adoption did not have a material impact on the Company's financial condition or results of operations and cash flows. We will disclose significant amounts reclassified out of accumulated other comprehensive income as such transactions arise.

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

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at March 31, 2013 and December 31, 2012. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income.

At March 31, 2013 the Company held 2,239,419 common shares of Qualstar Corporation valued at approximately $3,807,012.

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

5. Restricted Stock Grant.

On August 1, 2012, the Company rehired Maria Fregosi to serve as the Company’s Chief Operating Officer. In addition to an annual salary of $60,000 per annum, the Company also issued Ms. Fregosi 100,000 restricted shares of the Company’s common Stock vesting as follows: (i) 25,000 on July 31, 2013, (ii) 25,000 on July 31, 2014, (iii) 25,000 on July 31, 2015, and (iv) 25,000 on July 31, 2016. The Company recorded stock compensation of $6,375 for the three months ended March 31, 2013 related to this grant.

6. Control

As of March 31, 2013 Mr. Bronson beneficially owns 4,069,785 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 54.7% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Thus, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF Capital Group, Inc. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2012, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF, BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). On November 27, 2012 LEVCO Securities was dissolved. There were no affiliated partnerships in BKF's March 31, 2013 consolidated financial statements.

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

Qualstar Investment

On December 17, 2010, the Company purchased 1,500,000 shares of Qualstar Corporation ("Qualstar") common stock in a privately negotiated transaction at the price of $1.55 per share or the total aggregate amount of $2,325,000 (the “2010 Purchase”). Qualstar is a diversified electronics manufacturer specializing in data storage, power supplies and computer pointing devices. Qualstar's products are known throughout the world for high quality and Simply Reliable designs that provide years of trouble-free service. The securities of Qualstar are traded on NASDAQ under the symbol "QBAK." The registrant purchased the Qualstar shares from Richard A. Nelson and Kathleen R. Nelson as Co-Trustees of the Nelson Family Trust U/A DTD 01/19/2000. Richard A. Nelson is an officer and director of Qualstar. Following the 2010 Purchase, BKF owned approximately 12.2% of issued and outstanding shares of Qualstar. The Company previously disclosed its acquisition of shares of Qualstar in Current Report on Form 8-K filed on December 23, 2010. Following the 2010 Purchase BKF increased its Qualstar holdings through open market transactions.

On February 15, 2012 BKF sent a letter to the Qualstar board of directors, which was attached as an exhibit to the Company’s Schedule 13D filing on February 21, 2012. In the February 15, 2012 letter, BKF suggested steps that the Qualsar board can and should take to maximize shareholder value. The Qualstar board did not discuss the Feburary 15, 2012 letter with BKF and it failed to take any of the requested actions. In or about May 2012, BKF launched a proxy contest to remove and replace the board of directors of Qualstar. See BKF’s Definitive Proxy Statement on Schedule 14A, filed on June 6, 2012, which is incorporated herein by reference. The special meeting of the shareholders of Qualstar occurred on June 20, 2012. While BKF’s proposals did receive approval of the majority of the votes cast at the meeting, they did not receive approval from a majority of the outstanding shares, which was required to remove the incumbent Qualstar board.

At March 31, 2013 the Company held 2,239,419 common shares of Qualstar valued at approximately $3,807,012, representing approximately 18.2% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options. The Company is in the process of transferring its holdings of Qualstar shares into its wholly owned subsidiary BKF Asset Holdings, Inc.

On January 17, 2013, BKF Capital sent a letter (the “Notice”) to the Qualstar Board, notifying the Qualstar Board that in accordance with Section 6 of Article II of the Qualstar’s Bylaws, as amended and restated as of March 24, 2011, BKF Capital intends to nominate six (6) directors to serve on Qualstar’s Board of Directors at the 2013 Annual Meeting of Shareholders. Specifically, in the Notice, BKF Capital nominated the following persons for election to Qualstar’s Board of Directors at the 2013 Annual Meeting of Shareholders: Steven N. Bronson, Edward J. Fred, Sean M. Leder, David J. Wolenski, Alan B. Howe and Maria Fregosi.

On January 30, 2013, BKF Capital announced a partial tender offer to purchase up to 3,000,000 shares of Qualstar’s common stock at a purchase price of $1.65 per share (the “PTO”), which was a 19% increase above the share price of Qualstar’s common stock on the day before the offering was announced. The PTO provided that BKF Capital would purchase a minimum of 1,000,000 shares in the PTO. In connection with the PTO, BKF Capital filed a Scheduled TO on January 30, 2013, which is incorporated herein by reference. On February 5, 2013, the board of directors of Qualstar adopted a poison pill in the form of a rights plan that would be triggered in the event that BKF Capital purchased any additional shares. After analyzing the poison pill adopted by the Qualstar board of directors and the likelihood that a court would strike down the poison pill, on February 11, 2013, BKF Capital announced that it would withdraw and terminate the PTO. In connection with the termination of the PTO, BKF Capital filed a Schedule 14A on February 11, 2013, which is incorporated herein by reference.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Income

Total income for the three months ended March 31, 2013 was $ 10,000 compared to $22,000 in the same period in 2012, a decrease of $ 12,000. The decrease is primarily due to royalties and other income.

Expenses

Total expenses for the three months ended March 31, 2013 were approximately $197,000, reflecting an increase of 66% from $119,000 in expenses in the same period in 2012. The increase is primarily attributable to professional fees related to the proxy filings for Qualstar.

Net Income/Net Loss

Net loss for the three months ended March 31, 2013 was $187,000, as compared to a net loss of $97,000 in the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of March 31, 2013 consist primarily of cash and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At March 31, 2013, BKF had cash and cash equivalents of $6.4 million, compared to $6.6 million of cash and cash equivalents at December 31, 2012.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since March 31, 2013.

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

Item 5. Other Information.

On August 1, 2012, the Company rehired Maria Fregosi to serve as the Company’s Chief Operating Officer. Ms. Fregosi shall be paid an annual salary of $60,000 per annum and she shall be entitled to receive an annual bonus, determined in the sole discretion of the Company’s Board of Directors. Additionally, the Company issued Ms. Fregosi 100,000 restricted shares, on August 1, 2012, of the Company’s common Stock vesting as follows: (i) 25,000 on July 31, 2013, (ii) 25,000 on July 31, 2014, (iii) 25,000 on July 31, 2015, and (iv) 25,000 on July 31, 2016. A copy of Ms. Fregosi’s employment agreement is attached as Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended September 30, 2012.

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

Date: May 15, 2013

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

__________________________

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

