Form 10-Q
period 2013-06-30
BKF CAPITAL GROUP INC
filed 2013-08-14
CIK 9235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from  ____________ to _____________

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

☒ Yes ☐ No

As of August 12, 2013, 7,446,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	June 30 30,	December 31,
	2013	2012
	(unaudited)

Assets
Cash and cash equivalents	$6,203	$6,597
Investments	3,135	3,202
Prepaid expenses and other assets	24	26
Total assets	$9,362	$9,825

Liabilities and Stockholders' Equity

Accrued expenses	$49	$35
Total liabilities	49	35

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,446,593 issued and outstanding as of June 30, 2013 and December 31, 2012	7,447	7,447
Additional paid-in capital	68,293	68,281
Accumulated deficit	(65,815)	(65,393)
Accumulated other comprehensive income/(loss)	(612)	(545)

Total stockholders' equity	9,313	9,790

Total liabilities and stockholders' equity	$9,362	$9,825

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Non Operating Income
Interest income	3	4	7	9
Other income	7	7	13	24

Total revenues	10	11	20	33

Expenses:
Employee compensation and benefits	49	71	98	144
Occupancy and equipment rental	11	16	32	32
Other operating expenses	186	394	312	424

Total expenses	246	481	442	600

Net income/(loss)	(236)	(470)	(422)	(567)

Other comprehensive income, net of tax
Unrealized gain (loss) on investments	(671)	(94)	(67)	(11)

Other comprehensive income/(loss)	$(907)	$(564)	$(489)	$(578)

Net income/(loss) per share:
Basic and Diluted	$(0.03)	$(0.06)	$(0.06)	$(0.08)

Weighted average common shares outstanding	7,446,593	7,446,593	7,446,593	7,446,593

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(422)	$(567)
Changes in operating assets and liabilities:
Stock compensation expenses	13	—
Decrease in prepaid expenses and other assets	—	27
Increase in accrued expenses	15	172
Net cash used in operating activities	(394)	(368)

Cash flows from investing activities
Purchase of investment securities	—	(928)
Net cash used in investing activities	—	(928)

Net decrease in cash and cash equivalents	(394)	(1,296)
Cash and cash equivalents at the beginning of the period	6,597	8,292

Cash and cash equivalents at the end of the period	$6,203	$6,996

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

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

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, prepaid expenses and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at June 30, 2013 and December 31, 2012. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows. Investments have been valued using level 1 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.

2. Investments

Investments are classified as available-for-sale according to the provisions of ASC Topic 320, Investments - Debt & Equity Securities. Accordingly, the investments are carried at fair value with unrealized gains and losses reported separately in other comprehensive income.

At June 30, 2013 the Company held 2,239,419 common shares of Qualstar Corporation valued at approximately $3,135,187.

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5. Restricted Stock Grant.

On August 1, 2012, the Company rehired Maria Fregosi to serve as the Company’s Chief Operating Officer. In addition to an annual salary of $60,000 per annum, the Company also issued Ms. Fregosi 100,000 restricted shares of the Company’s common Stock vesting as follows: (i) 25,000 on July 31, 2013, (ii) 25,000 on July 31, 2014, (iii) 25,000 on July 31, 2015, and (iv) 25,000 on July 31, 2016. The Company recorded stock compensation of $6,375 and $12,750 for the three and six months ended June 30, 2013, respectively, related to this grant.

6. Control

As of June 30, 2013 Mr. Bronson beneficially owns 4,069,785 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 54.7% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Thus, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

Background

BKF was incorporated in Delaware in 1954. The Company's securities trade on the over the counter market under the symbol "BKFG." The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF, BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). On November 27, 2012 LEVCO Securities was dissolved. There were no affiliated partnerships in BKF's June 30, 2013 consolidated financial statements.

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

On June 6, 2013, BKF filed its definitive proxy statement for Qualstar’s 2013 Annual Meeting of Shareholders (the “Qualstar Meeting”) to be held on June 28, 2013. In its proxy statement BKF nominated five (5) persons to be elected to the board of directors of Qualstar. Specifically, BKF nominated Steven N. Bronson, Sean M. Leder, David J. Wolenski, Alan B. Howe and Dale E. Wallis. At the Qualstar Meeting, the shareholders of Qualstar voted to elect BKF Capital’s nominees to the board of directors of Qualstar. Specifically, the Qualstar shareholders elected the following persons to serve on the Qualstar board of directors: Steven N. Bronson, Sean M. Leder, David J. Wolenski, Alan B. Howe and Dale E. Wallis. On July 3, 2013, Steven N. Bronson, our Chairman, CEO and President, was appointed to serve as Qualstar’s Chairman and interim CEO and President.

At June 30, 2013 the Company held 2,239,419 common shares of Qualstar valued at approximately $3,135,187, representing approximately 18.2% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options. The Company is in the process of transferring its holdings of Qualstar shares into its wholly owned subsidiary BKF Asset Holdings, Inc.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Income

Total income for the three months ended June 30, 2013 was $ 10,000 compared to $11,000 in the same period in 2012, a decrease of $ 1,000. The decrease is primarily due to interest income.

Total income for the six months ended June 30, 2013 was $ 20,000 compared to $33,000 in the same period in 2012, a decrease of $ 13,000. The decrease is primarily due to other income.

Expenses

Total expenses for the three months ended June 30, 2013 were approximately $246,000, reflecting a decrease of 49% from $481,000 in expenses in the same period in 2012. These expenses are primarily attributable to professional fees related to the proxy contest for Qualstar.

Total expenses for the six months ended June 30, 2013 were approximately $442,000, reflecting a decrease of 26% from $600,000 in expenses in the same period in 2012. These expenses are primarily attributable to professional fees related to the partial tender offer and proxy contest for Qualstar.

Net Income/Net Loss

Net loss for the three months ended June 30, 2013 was $236,000, as compared to a net loss of $470,000 in the same period in 2012.

Net loss for the six months ended June 30, 2013 was $422,000, as compared to a net loss of $567,000 in the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of June 30, 2013 consist primarily of cash and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At June 30, 2013, BKF had cash and cash equivalents of $6.2 million, compared to $6.6 million of cash and cash equivalents at December 31, 2012.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since June 30, 2013.

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

Item 5. Other Information.

The regulatory scope of the Investment Company Act of 1940, as amended (the "40 Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The 40 Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the 40 Act. The Company believes that its investment strategy may subject the Company to regulation under the 40 Act. If the Company is deemed to be an investment company, the Company may be forced to divest its investments or become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the 40 Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure by the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company. It is the Company’s position that it is not an investment company required to be registered under the 40 Act.

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

Date: August 14, 2013

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