Form 10-Q
period 2013-09-30
BKF CAPITAL GROUP INC
filed 2013-11-14
CIK 9235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013.

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

☒ Yes ☐ No

As of November 12, 2013, 7,471,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

		December 31,
	September 30,	2012
	2013	(restated)
	(unaudited)

Assets
Cash and cash equivalents	$6,370	$6,597
Investment in Qualstar	1,054	2,525
Prepaid expenses and other assets	27	26
Total assets	$7,451	$9,148

Liabilities and Stockholders' Equity

Accrued expenses	$22	$35
Total liabilities	22	35

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,471,593 issued and outstanding as of September 30, 2013 and 7,446,593 issued and outstanding as of December 31, 2012	7,472	7,447
Additional paid-in capital	68,274	68,281
Accumulated deficit	(68,317)	(66,615)
Total stockholders' equity	7,429	9,113
Total liabilities and stockholders' equity	$7,451	$9,148

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012 (restated)	2013	2012 (restated)

Non Operating Income
Interest income	$3	$4	$10	$14
Other income	7	7	20	30

Total revenues	10	11	30	44

Expenses:
Employee compensation and benefits	48	68	146	212
Occupancy and equipment rental	23	16	56	48
Other operating expenses	143	39	454	462

Total expenses	214	123	656	722

Other income (expense)
Loss on equity investment	(629)	(482)	(1,471)	(708)
Other income	395	—	395	—

Total other income (expense)	(234)	(482)	(1,076)	(708)

Net income/(loss)	$(438)	$-594	$-1,702	$-1,386

Net income/(loss) per share:
Basic and Diluted	$(.06)	$-0.08	$-0.23	$(0.19)

Weighted average common shares outstanding	7,463,441	7,446,593	7,452,271	7,446,593

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
		2012
	2013	(restated)

Cash flows from operating activities
Net loss	$(1,702)	$(1,386)
Changes in operating assets and liabilities:
Stock compensation expenses	19	—
Decrease in investment in Qualstar	1,471	708
(Increase)/Decrease in prepaid expenses and other assets	(1)	42
(Decrease)/Increase in accrued expenses	(14)	29
Net cash used in operating activities	(227)	(607)

Cash flows from investing activities
Purchase of investment securities	—	(929)
Net cash used in investing activities	—	(929)

Net decrease in cash and cash equivalents	(227)	(1,536)
Cash and cash equivalents at the beginning of the period	6,597	8,292

Cash and cash equivalents at the end of the period	$6,370	$6,756

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

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

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Fair Values of Financial Instruments

Financial instruments, including cash and cash equivalents, prepaid expenses and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at September 30, 2013 and December 31, 2012. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows.

Restatements

The consolidated statement of financial position for the year ended December 31, 2012 and the quarterly information for the period ended September 30, 2012 have been retroactively restated to reflect the change in accounting method from fair value using the available-for-sale method to the equity method, to account for the Company’s investment in Qualstar Corporation. See Note 2.

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    Investment in Qualstar

On July 3, 2013, Steven Bronson, BKF’s Chairman, was appointed the interim Chief Executive Officer and President of Qualstar Corporation (“Qualstar”). This resulted in the 18.3% of the Company’s ownership in Qualstar to be accounted for using the equity method, a change from available for sale, on the basis that BKF can assert significant influence over the operations of Qualstar. The retroactive application of the equity method resulted in a decrease to retained earnings at December 31, 2012 of approximately $1,222,000. The retroactive application of the equity method resulted in a decrease to retained earnings at December 31, 2012 of approximately $1,222,000, loss on equity investment for the three months and nine months ended September 30, 2012 in the amount of approximately $482,000 and $708,000, respectively. In addition, the basic and diluted earning per share were restated for the three months and nine months ended September 30, 2012 to $(0.08) and $(0.19), respectively.

The investment in Qualstar is accounted for using the equity method as prescribed by Accounting Standard Codification Section 323, under which the Company’s carrying amount of its investment in common stock of Qualstar is the initial cost adjusted for the Company’s share of Qualstar’s earnings and losses, and further adjusted for any distributions or dividends. At September 30, 2013 the Company held 2,239,419 common shares of Qualstar, representing approximately 18.3% of the outstanding shares. The investment in Qualstar was approximately $1,054,000 at September 30, 2013. The market value of the Company’s shares in Qualstar was approximately $3.1 million at September 30, 2013.

During the three months and nine months ended September 30, 2013, the Company recorded a loss on its investment in Qualstar of approximately $629,000 and $1,471,000, respectively. These losses do not include the quarterly results of Qualstar as of September 30, 2013, as Qualstar’s financial statements were not available at the time we prepared our financial statements. Therefore, all balances related the Company’s investment in Qualstar are recorded on a three month (quarterly) lag. This lag is consistent from period to period.

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

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

5.    Restricted Stock Grant.

On August 1, 2012, the Company rehired Maria Fregosi to serve as the Company’s Chief Operating Officer. In addition to an annual salary of $60,000 per annum, the Company also issued Ms. Fregosi 100,000 restricted shares of the Company’s common Stock vesting as follows: (i) 25,000 on July 31, 2013, (ii) 25,000 on July 31, 2014, (iii) 25,000 on July 31, 2015, and (iv) 25,000 on July 31, 2016. The Company recorded stock compensation of $6,375 and $19,125 for the three and nine months ended September 30, 2013, respectively, related to this grant.

6.    Control

As of September 30, 2013 Mr. Bronson beneficially owns 4,111,785 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 55% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Thus, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

Background

BKF was incorporated in Delaware in 1954. The Company's securities trade on the over the counter market under the symbol "BKFG." The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF, BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). On November 27, 2012 LEVCO Securities was dissolved. There were no affiliated partnerships in BKF's September 30, 2013 consolidated financial statements.

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

On February 15, 2012 BKF sent a letter to the Qualstar board of directors, which was attached as an exhibit to the Company’s Schedule 13D filing on February 21, 2012. In the February 15, 2012 letter, BKF suggested steps that the Qualsar board can and should take to maximize shareholder value. The Qualstar board did not discuss the February 15, 2012 letter with BKF and it failed to take any of the requested actions. In or about May 2012, BKF launched a proxy contest to remove and replace the board of directors of Qualstar. See BKF’s Definitive Proxy Statement on Schedule 14A, filed on June 6, 2012, which is incorporated herein by reference. The special meeting of the shareholders of Qualstar occurred on June 20, 2012. While BKF’s proposals did receive approval of the majority of the votes cast at the meeting, they did not receive approval from a majority of the outstanding shares, which was required to remove the incumbent Qualstar board.

On January 17, 2013, BKF sent a letter (the “Notice”) to the Qualstar Board, notifying Qualstar Board that in accordance with Section 6 of Article II of Qualstar’s Bylaws, as amended and restated as of March 24, 2011, BKF Capital intends to nominate six (6) directors to serve on Qualstar’s Board of Directors at the 2013 Annual Meeting of Shareholders. Specifically, in the Notice, BKF nominated the following persons for election to Qualstar’s Board of Directors at the 2013 Annual Meeting of Shareholders: Steven N. Bronson, Edward J. Fred, Sean M. Leder, David J. Wolenski, Alan B. Howe and Maria Fregosi.

On January 30, 2013, BKF announced a partial tender offer to purchase up 3,000,000 shares of Qualstar’s common stock at a purchase price of $1.65 per share (the “PTO”), which was a 19% increase above the share price of Qualstar’s common stock on the day before the offering was announced. The PTO provided that BKF would purchase a minimum of 1,000,000 shares in the PTO. In connection with the PTO, BKF filed a Scheduled TO on January 30, 2013, which is incorporated herein by reference. On February 5, 2013, the board of directors of Qualstar adopted a poison pill in the form of a rights plan that would be triggered in the event that BKF purchased any additional shares. After analyzing the poison pill adopted by the Qualstar board of directors and the likelihood that a court would strike down the poison pill, on February 11, 2013, BKF announced that it would withdraw and terminate the PTO. In connection with the termination of the PTO, BKF filed a Schedule 14A on February 11, 2013, which is incorporated herein by reference.

On June 6, 2013, BKF filed its definitive proxy statement for Qualstar’s 2013 Annual Meeting of Shareholders (the “Qualstar Meeting”) to be held on June 28, 2013. In its proxy statement BKF nominated five (5) persons to be elected to the board of directors of Qualstar. Specifically, BKF nominated Steven N. Bronson, Sean M. Leder, David J. Wolenski, Alan B. Howe and Dale E. Wallis. At the Qualstar Meeting, the shareholders of Qualstar voted to elect BKF Capital’s nominees to the board of directors of Qualstar. Specifically, the Qualstar shareholders elected the following persons to serve on the Qualstar board of directors: Steven N. Bronson, Sean M. Leder, David J. Wolenski, Alan B. Howe and Dale E. Wallis. On July 3, 2013, Steven N. Bronson, our Chairman, CEO and President, was appointed to serve as Qualstar’s Chairman and interim CEO and President. In August 2013, Qualstar reimbursed BKF for the costs and expenses incurred in connection with the 2012 proxy contenst and the 2013 proxy contest in the aggregate amount of $395,000.

At September 30, 2013 the Company held 2,239,419 common shares of Qualstar representing approximately 18.3% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options. The Company is in the process of transferring its holdings of Qualstar shares into its wholly owned subsidiary BKF Asset Holdings, Inc.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Income

Total income for the three months ended September 30, 2013 was $ 10,000 compared to $11,000 in the same period in 2012, a decrease of $ 1,000. The decrease is primarily due to interest income.

Total income for the nine months ended September 30, 2013 was $ 30,000 compared to $44,000 in the same period in 2012, a decrease of $ 14,000. The decrease is primarily due to other income.

Expenses

Total expenses for the three months ended September 30, 2013 were approximately $214,000, reflecting an increase of 74% from $123,000 in expenses in the same period in 2012. These expenses are primarily attributable to professional fees related to the proxy contest for Qualstar.

Total expenses for the nine months ended September 30, 2013 were approximately $656,000, reflecting a decrease of 9% from $722,000 in expenses in the same period in 2012. These expenses are primarily attributable to professional fees related to the partial tender offer and proxy contest for Qualstar.

Other Income and Loss

Total Other Income and loss for the three months ended September 30, 2013 amounted to a loss of approximately $234,000 compared to a loss $482,000 in September 30, 2012. The decrease was primarily attributable to a one time reimbursement from Qualstar in the aggregate amount of $395,000 for the professional fees and expenses incurred by BKF in connection with the proxy contests concerning Qualstar.

Total Other Income and loss for the nine months ended September 30, 2013 amounted to a loss of approximately $1,076,000 compared to a loss $708,000 in September 30, 2012. The increase is primarily attributable to the loss in investment in Qualstar.

Net Income/Net Loss

Net Loss for the three months ended September 30, 2013 was $438,000, as compared to a net loss of $594,000 in the same period in 2012.

Net loss for the nine months ended September 30, 2013 was $1,702,000, as compared to a net loss of $1,386,000 in the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of September 30, 2013 consist primarily of cash and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At September 30, 2013, BKF had cash and cash equivalents of $6.4 million, compared to $6.6 million of cash and cash equivalents at December 31, 2012.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since September 30, 2013.

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

Date: November 14, 2013

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