Form 10-K
period 2013-12-31
BKF CAPITAL GROUP INC
filed 2014-03-31
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013, was $2,960,685. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of March 25, 2014, 7,471,593 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

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

The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF, BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). On November 27, 2012 LEVCO Securities was dissolved. There were no affiliated partnerships in BKF's December 31, 2013 consolidated financial statements.

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

In September 2012, the Company changed the name of its subsidiary BKF Management Co., Inc. to BKF Investment Group, Inc. and formed a wholly owned subsidiary, BKF Advisors, Inc. (“BKF Advisors”). BKF Advisors has registered as an investment advisor with the State of Florida and the State of California. The Company expects that BKF Advisors will act as the investment advisor to the BKF Income Fund, L.P., a newly formed Delaware limited partnership that plans to engage as an investment fund (the “Partnership”). BAM is the general partner of the Partnership.

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

Services

During the years ended December 31, 2013 and December 31, 2012, the Company did not provide any investment advisory or asset management services nor did the Company act as a broker dealer.

The Company, through BKF GP, continues to act as the managing general partner of several private investment partnerships, established prior to 2005, which are in the process of being liquidated and dissolved.

Employees

As of March 25, 2014, BKF has one employee, Steven N. Bronson, who serves as BKF's Chairman, CEO and President.

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

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service and level of desired information provided to fund investors, brand recognition and business reputation. We compete for fund investors, highly qualified talent, including investment professionals, and for investment opportunities with a number of hedge funds, private equity firms, specialized funds, traditional asset managers, commercial banks, investment banks and other financial institutions. A number of factors create competitive risks for us:

•	A number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do.

•	Several of our competitors have raised and continue to raise significant amounts of capital, and many of them have or may pursue investment objectives that are similar to ours, which would create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit.

•	Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we may want to make.

•	Some of our competitors may be subject to less extensive regulation and thus may be better positioned to pursue certain investment objectives and/or be subject to lower expenses related to compliance and regulatory investigations than us.

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

If our investment performance, including the level and consistency of returns or other performance criteria, does not meet the expectations of our fund investors, it will be difficult for our funds to retain or raise capital and for us to grow our business. Additionally, even if our fund performance is strong, it is possible that we will not be able to attract additional capital. Further, the allocation of increasing amounts of capital to alternative investment strategies over the long term by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving consistent, positive, absolute returns. Competition for fund investors is based on a variety of factors, including:

•	Investment performance.

•	Investor liquidity and willingness to invest.

•	Investor perception of investment managers’ ability, drive, focus and alignment of interest with them.

•	Investor perception of robustness of business infrastructure and financial controls.

•	Transparency with regard to portfolio composition.

•	Investment and risk management processes.

•	Quality of service provided to and duration of relationship with investors.

•	Business reputation, including the reputation of a firm’s investment professionals.

•	Level of fees and incentive income charged for services.

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

A general market downturn, a specific market dislocation or deteriorating economic conditions may cause our revenues and results of operations to decline by causing:

•	A decline in assets under management, resulting in lower management fees and incentive income.

•	An increase in the cost of financial instruments, executing transactions or otherwise doing business.

•	Lower or negative investment returns, which may reduce assets under management and potential incentive income.

•	Reduced demand for assets held by our funds, which would negatively affect our funds’ ability to realize value from such assets.

•	Increased investor redemptions or greater demands for enhanced liquidity or other terms, resulting in a reduction in assets under management, lower revenues and potential increased difficulty in raising new capital.

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

Risks Related to the Company’s Acquisition Strategy

The Company Has Limited Resources

The Company currently does not have any operating business. The Company has had no revenues from operations for the fiscal years ended December 31, 2013 and 2012. The Company's plan of operations is to consummate an acquisition or merger or other business combination (a "Transaction") with a viable business entity (a "Target"). There can be no assurance that the Company will be able to consummate a Transaction, nor can there be any assurance that any Target, at the time of the Company's consummation of a Transaction of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current assets of the Company may not be sufficient to fund a Transaction. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate a Transaction. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

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

Transaction May Prevent or Limit the Company's Ability to Use Its Net Operating Tax Loss Carryforwards

As of December 31, 2013 the Company had a net operating loss carryforward of approximately $12.2 million. The consummation of a Transaction by the Company may limit, reduce or void the utilization of the net operating losses. While the Company shall endeavor to complete a Transaction with a Target that will permit the Company to utilize its net operating losses, there can be no assurances that the Company will be able to utilize its net operating losses after the consummation of a Transaction with a Target.

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

Stockholders Risk Dilution In Connection with a Transaction

The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock. As of March 25, 2014, the Company had 7,471,593 shares of common stock issued and outstanding and 7,528,407 authorized but unissued shares of common stock available for issuance. The Company has no commitments as of this date to issue its securities, however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following a Transaction. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following a Transaction, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

General Risks Affecting the Company

Bank Account Balances in Excess of FDIC Insurance

The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not insured by the Federal Deposit Insurance Corporation. As of December 31, 2013 and 2012, the Company had approximately $5,077,000 and $6,380,000 respectively, in its JP Morgan Chase bank accounts and approximately $817,000 in Puma money market accounts as of December 31, 2013.

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

Mr. Bronson Has Effective Control of the Company's Affairs

As of March 25, 2014, Mr. Bronson beneficially owns and controls 4,317,854 shares of common stock of the Company, representing approximately 57.8% of the issued and outstanding shares of common stock and approximately 57.8% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

The Company May Be Deemed an Investment Company and Subjected to Related Restrictions

The regulatory scope of the Investment Company Act of 1940, as amended (the "1940 Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The 1940 Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the 1940 Act. We do not believe that we are an “investment company” under the 1940 Act because the nature of our assets and the sources of our income exclude us from the definition of an investment company under the 1940 Act. In addition, we believe our Company is not an investment company under Section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business. We intend to continue to conduct our operations so that we will not be deemed an investment company. If we were to be deemed an investment company, the Company may be forced to divest its investments or become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the 1940 Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure by the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company.

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

Item 2. Properties

During the year ended December 31, 2013, BKF's offices were located at 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432 (the "Premises"). The Company occupied the Premises, which is approximately 2,418 square feet, pursuant to an Agreement of Sublease, dated as of March 1, 2011 (the "Sublease"), by and between the Company and Lion Gables Realty Limited Partnership, a Delaware limited partnership. The Sublease is for a term of 5 years from March 1, 2010 through February 28, 2015 and the Company shall pay a monthly base rent of $5,038 throughout the Sublease term, plus certain additional rent. The monthly base rent includes all operating expenses and real estate taxes. A copy of the form Sublease for the Premises is attached to BKF's Current Report on Form 8-K, filed on March 8, 2010, as Exhibit 10.38.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of BKF's security holders during the fiscal year ended December 31, 2013.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) MARKET INFORMATION. BKF's common stock trades over the counter under the symbol "BKFG." At the close of business on March 25, 2014, there were 392 holders of record of BKF's common stock. As of March 25, 2014, the last reported price of the Company's common stock was $1.21.

The following table sets forth the range of high and low prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

	Stock Price
	Ranges
COMMON STOCK
Year/Fiscal Period	High	Low

2013
Fourth quarter	$1.23	$1.05
Third quarter	$1.20	$0.97
Second quarter	$1.10	$1.00
First quarter	$1.13	$0.93

2012
Fourth quarter	$1.10	$1.00
Third quarter	$1.20	$0.84
Second quarter	$1.30	$1.00
First quarter	$1.25	$1.15

There were no distributions or dividends declared or paid in 2013 or 2012. The declaration and payment of distributions or dividends by BKF is at the discretion of BKF's Board of Directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF. BKF has discontinued its policy of paying quarterly cash dividends and does not expect to pay dividends in the foreseeable future.

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

The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF, BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries and BKF GP, Inc. (“BKF GP”).

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

In September 2012, the Company changed the name of its subsidiary BKF Management Co., Inc. to BKF Investment Group, Inc. and formed a wholly owned subsidiary, BKF Advisors that registered as an investment advisor with the State of Florida and the State of California. The Company expects that BKF Advisors will act as the investment advisor to the BKF Income Fund, L.P., a newly formed Delaware limited partnership that plans to engage as an investment fund (the “Partnership”). BAM is the general partner of the Partnership. The Company expects to seed the Partnership which expects to focus on small-cap and micro-cap companies with a value based approach to investing. Thereafter, the Company intends to grow its asset management business by acquiring or seeding other alternative investment funds with unique investment strategies and/or emerging portfolio managers. The Company’s goal is to grow revenues and income over time and achieve valuation multiples in line with other publicly-traded comparable companies. The Company expects to create value for its shareholders by rebuilding its asset management operations, and expects to earn fee income for assets under management, performance fees upon successfully liquidating investments and from its proprietary capital investments in the investment funds for which BKF acts as the general partner. Moreover, the Company has substantial net operating loss carry-forwards that it may be able to use to offset future profits and thereby minimize tax liabilities.

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

On January 17, 2013, BKF sent a letter (the “Notice”) to the Qualstar Board, notifying the Qualstar Board that in accordance with Section 6 of Article II of Qualstar’s Bylaws, as amended and restated as of March 24, 2011, BKF Capital intends to nominate six (6) directors to serve on Qualstar’s Board of Directors at the 2013 Annual Meeting of Shareholders. Specifically, in the Notice, BKF nominated the following persons for election to Qualstar’s Board of Directors at the 2013 Annual Meeting of Shareholders: Steven N. Bronson, Edward J. Fred, Sean M. Leder, David J. Wolenski, Alan B. Howe and Maria Fregosi.

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

On June 6, 2013, BKF filed its definitive proxy statement for Qualstar’s 2013 Annual Meeting of Shareholders (the “Qualstar Meeting”) to be held on June 28, 2013. In its proxy statement BKF nominated five (5) persons to be elected to the board of directors of Qualstar. Specifically, BKF nominated Steven N. Bronson, Sean M. Leder, David J. Wolenski, Alan B. Howe and Dale E. Wallis. At the Qualstar Meeting, the shareholders of Qualstar voted to elect BKF Capital’s nominees to the board of directors of Qualstar. Specifically, the Qualstar shareholders elected the following persons to serve on the Qualstar board of directors: Steven N. Bronson, Sean M. Leder, David J. Wolenski, Alan B. Howe and Dale E. Wallis. On July 3, 2013, Steven N. Bronson, our Chairman, CEO and President, was appointed to serve as Qualstar’s Chairman and interim CEO and President. In August 2013, Qualstar reimbursed BKF for the costs and expenses incurred in connection with the 2012 proxy contenst and the 2013 proxy contest in the aggregate amount of $356,000.

At December 30, 2013 the Company held 2,594,748 common shares of Qualstar representing approximately 21.2% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options. The Company is in the process of transferring its holdings of Qualstar shares into its wholly owned subsidiary BKF Asset Holdings, Inc.

Results of Operations

Income

Total income for 2013 was $43,000, reflecting a decrease of 22% from 55,000 in 2012. The decrease in income was a result of a decrease in interest income.

Expenses

Total expenses for 2013 were $708,000, reflecting a 19% decrease from $878,000 in 2012. The decrease is primarily attributable to professional fees related to the proxy filings for Qualstar and decrease in management salary as a result of the Chief Executive Officer voluntarily taking a salary reduction from $150,000 to $90,000 effective August 2012.

Other income and Losses

Other income during December 31, 2013, amounted to $395,000, which was attributable to a one time reimbursement from Qualstar in the aggregate amount of $395,000 for the professional fees and expenses incurred by BKF in connection with the proxy contests concerning Qualstar.

Loss on equity investment for 2013 was approximately $2,073,000 compared to a loss $1,064,000 in 2012. The increase is primarily attributable to the continued losses experienced by Qualstar.

At December 31, 2013, BKF had cash and cash equivalents of $5.9 million, as compared to cash and cash equivalents of $6.6 million at December 31, 2012. This decrease in cash and cash equivalents primarily reflects the purchase of Qualstar and Interlink Electronics shares which amounted to approximately $433,000.

Accrued expenses were $33,000 at December 31, 2013, as compared to $35,000 at December 31, 2012.

Over the next twelve months the Company plans to meet its current obligations from interest on its cash, to the extent such interest earned is insufficient to pay expenses, the Company shall utilize its cash on hand to meet its obligations.

Off Balance Sheet Risk

BKF GP served as the managing general partner for several affiliated investment partnerships which traded primarily in equity securities. As of December 31, 2013 and 2012 virtually all of these partnerships' investments have been fully liquidated and the proceeds distributed. There is no general partner or limited partners' capital remaining in these partnerships unless certain illiquid portfolio positions eventually realize a value. BKF GP has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2013.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2013, the Company's procedures of internal control over financial reporting operated in an effective manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of March 25, 2014. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors. There board of directors adopted 3 resolutions during 2013.

DIRECTORS

Name, Age, and	Director	Other Business
Principal Occupation During the Last Five Years	Since	Affiliation(s)

Steven N. Bronson — age 48
President and Chairman of BKF since September 19, 2008. Mr. Bronson is the Principal and CEO of Catalyst Financial, LLC n/k/a Bronson & Co., LLC, a privately held securities brokerage and investment banking firm registered with the U.S. Securities and Exchange Commission. Mr. Bronson has held that position since 1998. Mr. Bronson is the chairman, CEO and majority shareholder of Interlink Electronics, Inc., Ridgefield Acquisition Corp. and 4net Software, Inc. all of which are publicly traded companies. Mr. Bronson is also the chairman, CEO and president of Qualstar Corporation, a publicly traded company.	2008	Officer and director of Qualstar Corporation, Interlink Electronics, Inc., 4net Software, Inc., Ridgefield Acquisition Corp., all of which are publicly traded companies.

Leonard Hagan — age 62
Director of BKF since September 19, 2008. Mr. Hagan is a certified public accountant and for the past eighteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974 and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Fieldstone Services Corp. and O’Bien & Shepard, Inc. Mr. Hagan is also a director of Ridgefield Acquisition Corp. and 4net Software, Inc. both publicly traded companies.	2008	Director of 4net Software, Inc., a publicly traded corporation and Ridgefield Acquisition Corp., a publicly traded corporation.

OFFICERS

Name, Age and Principal Occupation During the Last Five Years	Office	Executive Officer Since

Steven N. Bronson — age 48	Chairman and President	2008

Maria Fregosi[1] — age 48 Prior to joining BKF on August 1, 2012, Ms. Fregosi was employed by BKF as its Chief Financial Officer from March 1, 2011 until she resigned on April 25, 2012. Before joining BKF, Ms. Fregosi was the chief operating officer and chief financial officer of Client First Settlement Funding ("CFSF"), boutique specialty finance company. Prior to CFSF, Ms. Fregosi was an Executive Vice President at ABN AMRO Bank for 15 years. Ms. Fregosi was also employed by Catalyst Financial LLC, registered broker dealer, as the Chief Operating Officer and the Chief	Chief Operating Officer	2012

1         Ms. Fregosi resigned from all positions she held with the Company effective November 29, 2013. The Company reported Ms. Fregosi’s resignation in a Current Report on Form 8-K filed on December 4, 2013.

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

Corporate Governance

Audit Committee

The current member of the audit committee is Leonard Hagan. There were no meetings of the audit committee during 2013.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following table sets forth the compensation for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 received by the Company's Chief Executive Officer and the two most highly compensated other officers serving at the end of fiscal year 2013 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

								Non-Equity	Nonqualified
								Incentive	Deferred
Name and					Stock		Option	Plan	Compensation	All Other
Principal		Salary		Bonus	Awards		Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)		($)	($)		($)	($)	($)	($)		($)

Steven N. Bronson	2013	90,000		0	0		0	0	0	0		90,000
Chairman and President	2012	125,000	(1)	0	0		0	0	0	0		125,000
	2011	150,000		0	0		0	0	0	0		150,000

Maria Fregosi	2013	55,000		0	14,875	(2)	0	0	0	0		74,125
Chief	2012	25,000		0	10,625	(2)	0	0	0	0		35,625
Operating Officer	2011	35,000		0	0		0	0	0	0	(3)	35,000

(1)	Effective August 1, 2012, Mr. Bronson voluntarily reduced his annual salary from $150,000 per year to $90,000 per year. Accordingly, for the year ended December 31, 2012, Mr. Bronson was paid an annual salary of $125,000.

(2)	On August 1, 2012, Ms. Fregosi was hired by the Company as the Chief Operating Officer, at a salary of $60,000 per year and the Company issued Ms. Fregosi 100,000 restricted shares of BKF’s common stock that vest over a 4 year period as follows 25,000 shares on July 31, 2013, 25,000 shares on July 31, 2014, 25,000 shares on July 31, 2015, and 25,000 shares on July 31, 2016, provided she is still employed by BKF. On November 29, 2013, Ms. Fregosi resigned from the Company, accordingly Ms. Fregosi vested in 25,000 shares of BKF’s common stock and the remaining 75,000 unvested restricted shares were forfeited by Ms. Fregosi.

(3)	On March 1, 2011, the date Ms. Fregosi commenced work at BKF Capital as the Chief Financial Officer, at a salary of $60,000 per year and the Company issued Ms. Fregosi warrants to purchase an aggregate of 200,000 shares of the Company’s common stock, $1.00 par value, in exchange for her services to be rendered under her employment agreement (the “Fregosi Warrants”). The Fregosi Warrants are conditioned upon certain events occurring prior to vesting. On April 25, 2012, Ms. Fregosi resigned and the Fregosi Warrants expired. Then on August 1, 2012, Ms. Fregosi was rehired by the Company as the Chief Operating Officer.

Outstanding Equity Awards at December 31, 2013

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Steven N. Bronson	0	0	0	0	0	0	0	0	0

Other Plans

Other than the BKF Capital Group, Inc. 1998 Incentive Compensation Plan, as Amended and Restated on March 28, 2001 (the "1998 Plan"), the Company does not have any other bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

Long Term Incentive Plan

The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 2013

The following table contains certain information regarding stock options exercised and stock vested as of December 31, 2013, by each of the Named Executive Officers.

OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Steven N. Bronson	0	0	0	0
Maria Fregosi	0	0	25,000	0

Agreements with Employees and Directors

Described below are the employees, officers and directors who are subject to a current employment contract as of December 31, 2013.

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

Maria Fregosi, Chief Operating Officer

On August 1, 2012, the Company rehired Maria Fregosi to serve as the Company’s Chief Operating Officer. Ms. Fregosi shall be paid an annual salary of $60,000 per annum and she shall be entitled to receive an annual bonus, determined in the sole discretion of the Company’s Board of Directors. Additionally, the Company issued Ms. Fregosi 100,000 restricted shares, on August 1, 2012, of the Company’s common Stock vesting as follows: (i) 25,000 on July 31, 2013, (ii) 25,000 on July 31, 2014, (iii) 25,000 on July 31, 2015, and (iv) 25,000 on July 31, 2016. A copy of Ms. Fregosi’s employment agreement is attached to BKF’s Form 10-Q for the quarter ended September 30, 2012 as Exhibit 10.42. Ms. Fregosi resigned from the Company effective November 29, 2013.

Compensation Committee Interlocks and Insider Participation

During 2013, Leonard Hagan was the only member of the Compensation Committee. Mr. Hagan also serves as BKF's corporate secretary, but he is not compensated for serving in that position.

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

2013 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Steven N. Bronson (1)	0	0	0	0	0	0	0
Leonard Hagan	$12,000	0	0	0	0	0	$12,000

* Fees include director and committee fees earned during fiscal 2013.

(1)	Mr. Bronson has a compensation agreement with the Company and thus did not receive separate director fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth the beneficial ownership as of March 25, 2014 of (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (2) each director and nominee for director of the Company, (3) each executive officer of the Company whose name appears on the summary compensation table (the "Named Executive Officers") and (4) all directors and executive officers of the Company as a group. Each person had sole or shared voting or dispositive powers with respect to such shares. Unless otherwise indicated, the address of each person named in the table below is c/o BKF Capital Group, Inc., 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432.

	Number of	Percent
Name of Beneficial Owner	Shares (1)	of Class

Steven N. Bronson	4,317,854	57.6%
Leonard Hagan	222,368	3.0%

Directors and executive officers as a group (2 persons)	4,540,222	60.6%

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since January 1, 2009, the Company has licensed a portion of its office Space to three companies affiliated with Steven N. Bronson who is BKF's Chairman And President. Specifically, BKF licensed office space and use of facilities to Catalyst Financial, LLC n/k/a Bronson & Co. LLC, 4net Software, Inc. and Ridgefield Acquisition Corp. (collectively the "Licensees") for monthly fees of, $500, $100 and $100, respectively. Each of the licenses are on a month to month basis. Steven N. Bronson is the owner and principal of Catalyst Financial LLC n/k/a Bronson & Co., LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. Mr. Bronson is also the President and majority shareholder of 4net Software, Inc. and Ridgefield Acquisition Corp., both publicly traded companies. Effective March 1, 2011, the Company modified the License Agreement for Catalyst Financial. Specifically, Catalyst Financial agreed to take more space at the Company's Offices and the monthly license fee paid by Catalyst Financial to the Company, increased to $2,500 per month or $30,000 per year. Effective October 1, 2011, the Company modified the License Agreement for Catalyst Financial and decreased the monthly license fee to $2,000 per month or $24,000 per year. Effective October 1, 2012, the Company modified the License Agreement for Catalyst Financial and decreased the monthly license fee to $100 per month or $1,200 per year.

Commencing, October 1, 2011, the Company licensed office space to Interlink Electronics, Inc., which is another company affiliated with Steven N. Bronson at a monthly license fee of $2,000. The license with Interlink Electronics, Inc. terminated on February 28, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

Excelsis Accounting Group (formally Mark Bailey & Company, Ltd.) received $29,000 for the year ended December 31, 2013 for professional services rendered in connection with the audit of the Company's annual financial statements, and a review of the financial statements included in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

No audit-related services were rendered with respect to the fiscal years ended December 31, 2013 and December 31, 2012 by Excelsis Accounting Group.

Tax Fees

None.

All Other Fees

No other fees were paid to Excelsis Accounting Group during the fiscal years ended December 31, 2013 and December 31, 2012.

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

(3) Exhibits

Exhibit Number		Description

3.1	—	Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference Exhibit 3.1 to Registrant's Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 June 30, 2001 and the December 31, 2005 10K.

3.2	—	Amended and Restated Bylaws of Registrant dated March 5, 2008

4.1	—	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000).

10.1	—	Amendment to Lease dated October 10, 2003 between Rockefeller Center Properties and John A. Levin, Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2003).

10.2	—	Lease dated December 20, 1993 between Rockefeller Center Properties and John A. Levin & Co., Inc., as amended (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000, Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, and Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).

10.3	—	Lease dated September 25, 2002 between River Bend Executive Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.4	—	Registrant's 1998 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.5	—	Registrant's Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

Exhibit Number		Description

10.6	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2001).

10.7	—	Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed with the Commission on November 17, 2000).

10.8	—	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2005).

10.9	—	Letter Agreement between BKF and Levin Management Co., Inc. and each of Henry Levin and Frank Rango dated April 19, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated April 22, 2005).

10.10	—	Change in Control Agreement between BKF, Levin Management Co., Inc. and Glenn A. Aigen dated June 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated June 6, 2005).

10.11	—	Change in Control Agreement between BKF, Levin Management Co., Inc. and Norris Nissim dated June 1, 2005 (incorporated by reference to Exhibit 10.2 of Registrant's Report on Form 8-K dated June 6, 2005).

10.12	—	Retention Agreement between BKF, Levin Management Co., Inc. and Philip Friedman dated August 11, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August 16, 2005).

10.13	—	First Amendment to Retention Agreement between BKF and Philip Friedman dated November 15, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated November 16, 2005).

10.14	—	Transition/Separation Agreement between BKF and John A. Levin dated as of August 23, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August 24, 2005).

10.15	—	First Amendment to Transition/Separation Agreement between BKF and John A. Levin dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated December 28, 2005).

10.16	—	Employment Agreement between BKF and John C. Siciliano dated September 28, 2005 (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

Exhibit Number		Description

10.17	—	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Glenn A. Aigen (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.18	—	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Norris Nissim (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.19	—	Transition/Separation Agreement between BKF and Glenn A. Aigen dated December 20, 2005 (incorporated by reference to Exhibit 10.6 of Registrant's Report on Form 10-Q for the period ended September 30, 2005).

10.20	—	Separation Agreement and Release of All Claims between BKF and Henry Levin dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated December 22, 2005).

10.21	—	Employment Agreement between BKF and Clarke Gray dated as of January 4, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated January 6, 2006).

10.22	—	Transition/Separation Agreement between BKF and Norris Nissim dated May 5, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.23	—	Separation Agreement between BKF and Philip Friedman dated July 24, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated July 24, 2006).

10.24	—	Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.25	—	First Amendment to the Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period September 30, 2006).

10.26	—	Partial Surrender Agreement and Amendment between BKF and RCPI Landmark Properties, LLC dated November 22, 2006 (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10k for the period ended December 31, 2006).

10.27	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 18, 2006).

10.28	—	Separation Agreement between BKF and John C. Siciliano dated October 31, 2006 (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10k for the period ended December 31, 2006).

Exhibit Number		Description

10.29	—	Separation Agreement between BKF and J. Clarke Gray dated October 31, 2006 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2006).

10.30	—	Employment agreement with Marvin Olshan dated November 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.31	—	Employment agreement with Harvey J. Bazaar dated November 12, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.32	—	Employment agreement with J. Clarke Gray dated November 12, 2007 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.33	—	Employment agreement with J. Clarke Gray dated March 7, 2007 (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2007).

10.34	—	Agreement by and among BKF Capital Group, Inc., Catalyst Fund, L.P. and Steven N. Bronson, Harvey J. Bazaar, Marvin L. Olshan, Ronald LaBow and J. Clarke Gray, dated August 28, 2008 (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on September 2, 2008)

10.35	—	Employment Agreement between BKF Capital Group, Inc. and Steven N. Bronson, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on October 14, 2008).

10.36	—	Copy of Sublease, dated December, 2008, by and between BKF Capital Group, Inc. and 1st United, LLC (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on January 23, 2009).

10.37	—	Purchase Agreement, dated December 2, 2009, by and between BKF Capital Group, Inc. and Steven N. Bronson and Kimberly Bronson.

10.38	—	Copy of form Sublease, dated January 1, 2009, by and between BKF Capital Group, Inc. and Lion Gables Realty Limited Partnership.

10.39	—	Copy of Termination Agreement, between BKF Management Co., Inc. and RCPI LANDMARK PROPERTIES, L.L.C., dated as of December 31, 2011.

10.40	—	Copy of Employment Agreement, between BKF Capital Group, Inc. and Maria Fregosi, dated March 1, 2011.

10.41	—	Copy of Employment Agreement, between BKF Capital Group, Inc. and Greg S. Heller, dated November 21, 2011.

10.42	—	Copy of Employment Agreement, between BKF Capital Group, Inc. and Maria Fregosi, dated August 1, 2012.

Exhibit Number		Description

14.1	—	Registrant's Code of Ethics revised as of December 31, 2007 (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K filed on March 13, 2008).

21.1	—	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000).

31*	—	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32*	—	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS # —	XBRL Instance Document
101.SCH # —	XBRL Taxonomy Extension Schema Document
101.CAL # —	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF # —	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB # —	XBRL Taxonomy Extension Label Linkbase Document
101.PRE # —	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

#   The exhibits marked with the section symbol (#) are interactive data files. Pursuant to Rule 406T of Regulation S-T, these interactive data files (i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014

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
March 31, 2014

/s/ Leonard Hagan

Leonard Hagan
Director
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BKF Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of BKF Capital Group Inc. (Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. BKF Capital Group Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group Inc. as of December 31, 2013 and 2012, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Excelsis Accounting Group

Excelsis Accounting Group

Reno, Nevada

March 31, 2014

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	December 31	December 31
	2013	2012

Assets

Cash and cash equivalents	$5,898	$6,597
Investment in Qualstar	902	2,592
Marketable securities	50	—
Prepaid expenses and other assets	35	26
Total assets	$6,885	$9,215

Liabilities and stockholders' equity

Accrued expenses	$33	$35
Total liabilities	33	35

Commitments and Contingencies

Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,471,593 issued and outstanding as of December 31, 2013 and 7,446,593 issued and outstanding as of December 31, 2012	7,472	7,447
Additional paid-in capital	68,270	68,280
Accumulated deficit	(68,890)	(66,547)
Total stockholders' equity	6,852	9,180
Total liabilities and stockholders' equity	$6,885	$9,215

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012

Income:

Non-operating income:

Interest income	$13	$18
Other income	30	37
Total non-operating income	43	55

Total income	43	55

Expenses:
Employee compensation and benefits	179	274
Occupancy	66	64
Other operating expenses	463	540

Total expenses	708	878

Other income (expense)
Loss on equity investment	(2,073)	(1,064)
Other income	395	—
Total other income (expense)	$(1,678)	$(1,064)

Net Income/(Loss)

Income/(Loss) per share:	(2,343)	(1,887)

Basic and diluted	$(.31)	$(.25)

Weighted average shares outstanding basic and diluted	7,457,141	7,446,593

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net income(loss)	$(2,343)	$(1,887)
Adjustments to reconcile net income (loss) to net cash used in operations:
Decrease in investment in Qualstar	2,073	1,064
Stock compensation expenses	15	11
(Increase)/Decrease in prepaid expenses and other assets	(9)	52
Decrease in accrued expenses	(2)	(6)

Net cash (used in) provided by operating activities	(266)	(766)

Cash flows from investing activities
Purchase of investment securities	(433)	(929)

Net cash (used in) investing activities	(433)	(929)

Net decrease in cash and cash equivalents	(699)	(1,695)
Cash and cash equivalents at the beginning of the year	6,597	8,292

Cash and cash equivalents at the end of the year	$5,898	$6,597

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

See accompanying notes

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2013 and 2012

(Amounts in thousands)

	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance at December 31, 2011	$7,447	$68,269	$(64,660)	$11,056
Stock Compensation	—	11	—	11
Net loss			(1,887)	(1,887)

Balance at December 31, 2012	$7,447	$68,280	$(66,547)	$9,180
Stock Compensation	25	(10)	—	15

Net loss	—	—	(2,343)	(2,343)

Balance at December 31, 2013	$7,472	$68,270	$(68,890)	$6,852

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

BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. BAM had no operations during 2013 and 2012.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a valuation reserve of approximately $5.7 million and $4.5 million against its net deferred tax asset as of December 31, 2013 and December 31, 2012, respectively. The Company believes that it is not likely that this deferred tax benefit will be utilized within the statutory period allowed.

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

There were no common stock equivalents for the years ended December 31, 2013 and 2012.

Fair Values of Financial Instruments

The Company adopted FASB ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. Marketable securities are valued using Level 1 inputs.

Recent Accounting Developments

There are no new accounting standards that are expected to have a significant impact on the Company.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Concentrations

The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate during the year and can exceed this $250,000 limit. Management regularly monitors the financial institution, together with its cash balances, and tries to keep this potential risk to a minimum.

3. Related Party Transactions

Since January 1, 2009, the Company has licensed a portion of its office Space to three companies affiliated with Steven N. Bronson who is BKF's Chairman and President. Specifically, BKF licensed office space and use of facilities to Catalyst Financial, LLC, 4net Software, Inc. and Ridgefield Acquisition Corp. (collectively the "Licensees") for monthly fees of, $500, $100 and $100, respectively. Each of the licenses are on a month to month basis. Steven N. Bronson is the owner and principal of Catalyst Financial LLC n/k/a Bronson & Co., LLC ("Catalyst Financial"), a full service securities brokerage, investment banking and consulting firm. Mr. Bronson is also the President and majority shareholder of 4net Software, Inc. and Ridgefield Acquisition Corp., both publicly traded companies.

Commencing, October 1, 2011, the Company licensed office space to Interlink Electronics, Inc., which is another company affiliated with Steven N. Bronson at a monthly license fee of $2,000. The license with Interlink Electronics, Inc. terminated on February 28, 2012.

4. Investments

a) Equity Method:

  On July 3, 2013, Steven Bronson, BKF’s Chairman, was appointed the interim Chief Executive Officer and President of Qualstar Corporation (“Qualstar”). This resulted in the 18.3% of the Company’s ownership in Qualstar to be accounted for using the equity method, a change from available for sale, on the basis that BKF can assert significant influence over the operations of Qualstar. The retroactive application of the equity method resulted in a decrease to retained earnings at December 31, 2012 of approximately $1,064,000. In addition, the basic and diluted earning per share were restated for the year to $-0.25.

The investment in Qualstar is accounted for using the equity method as prescribed by Accounting Standard Codification Section 323, under which the Company’s carrying amount of its investment in common stock of Qualstar is the initial cost adjusted for the Company’s share of Qualstar’s earnings and losses, and further adjusted for any distributions or dividends. At December 31, 2013 the Company held 2,594,748 common shares of Qualstar, representing approximately 21.18% of the outstanding shares. The investment in Qualstar was approximately $902,000 at December 31, 2013. The market value of the Company’s shares in Qualstar was approximately $2.9 million at December 31, 2013.

During the year ended December 31, 2013, the Company recorded a loss on its investment in Qualstar of approximately $2,073,000.  These losses do not include the quarterly results of Qualstar as of December 31, 2013, as Qualstar’s financial statements are not typically available at the time we prepare our financial statements. Therefore, all balances related to the Company’s investment in Qualstar are recorded on a three month (quarterly) lag. This lag is consistent from period to period. The financial results for Qualstar’s quarter ended December 31, 2013 were available prior to the preparation of our financial statements. If those results had been included the loss on equity investment would have been approximately $53,000 greater than what is reflected in our financial statements.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, our investment in Qualstar in the aggregate exceeded our proportionate share of the net assets of this equity method investee by approximately $1.6 million. This difference is not amortized.

A summary of financial information for Qualstar is as follows (in thousands):

Year Ended June 30,	2013	2012
Net revenues	$12,642	$17,081
Cost of goods sold	9,187	13,390
Gross profit	3,455	3,691
Total operating expenses	13,866	7,806
Loss from operations	(10,411)	(4,115)
Other income	48	24
Loss before income taxes	(10,363)	(4,091)
Provision (benefit) for income taxes	-	16
Net loss	$(10,363)	$(4,107)

Year Ended June 30,	2013	2012
Current assets	$14,046	$22,137
Noncurrent assets	6,161	6,687
Total assets	$20,207	$28,824
Current liabilities	$5,445	$3,745
Other long-term liabilities	17	26
Total liabilities	$5,462	$3,771
Total shareholders’ equity	$14,745	$25,053
Company's equity investment	$1,684	$3,431

b) Marketable Securities

During the month of December 2013, the Company purchased 6,600 shares of Interlink Electronics for approximately $50,000. At December 31, 2013, there was no unrealized gain/(loss) on these shares to be reported in other comprehensive income as the share price when purchased and at December 31, 2013, was the same. Steven Bronson, BKF’s Chairman is also the Chief Executive Officer of Interlink Electronics.

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Income Taxes

As of December 31, 2013 the Company has a federal net operating loss (“NOL”) carryforward of approximately $12.2 million, the utilization of which is limited under IRS Code Section 382 due to changes in the ownership of the Company's stock. The Company also had a state net operating loss carryforward of approximately $8.4 million. The NOL carryforwards generated in the years 2005-2008 expire in 2025 thru 2028, and can be used at a rate of $344,000 per year based on Section 382 limitations. The NOL carryforwards generated in the years 2009 through 2013 expire in 2030 through 2032, and are not currently subject to Section 382 limitations.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

	Year Ended
	December 31,
	2013	2012

Deferred tax assets:
Unrealized loss on investment	$1,337	$221
Net operating loss carryforward	4,560	4,450

Gross deferred tax asset	$5,897	$4,671

Deferred tax liabilities:
Deferred state income taxes	$(164)	$(105)

Gross deferred tax liabilities	$(164)	$(105)

Net deferred tax asset	$5,733	$4,566
Valuation reserve	(5,733)	(4,566)

	$—	$—

A reconciliation of income tax (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

	Year Ended
	December 31,
	2013	2012

Expected income tax (benefit)	$(905)	$(317)
Increase/Decrease in income tax resulting from:
Other	(474)	97
Change in valuation reserve	1,379	220

Income tax expense	$—	$—

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

7. Restricted Stock Grant

On August 1, 2012, the Company rehired Maria Fregosi to serve as the Company’s Chief Operating Officer. In addition to an annual salary of 60,000 per annum, the Company also issued Ms. Fregosi 100,000 restricted shares, on August 1, 2012, of the Company’s common stock vesting a follows: (i) 25,000 on July 31, 2013, (ii) 25,000 on July 31, 2014, (iii) 25,000 on July 31, 2015, and (iv) 25,000 on July 31, 2016. The Company recorded stock compensation of $14,875 for the year ended December 31, 2013 related to this grant. Ms. Fregosi resigned from the Company effective November 29, 2013 at which time the remaining unvested shares were forfeited.

