Form 10-Q
period 2014-03-31
BKF CAPITAL GROUP INC
filed 2014-05-14
CIK 9235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ____________ to __________

Commission file number: 1-10024

BKF Capital Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-0767530
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3990-B Heritage Oak Court, Simi Valley, California 93063
(Address of Principal Executive Office) (Zip Code)

805-416-7100
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

☒ Yes ☐ No

As of May 13, 2014, 7,471,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	March 31,	December 31,
	2014	2013
		(audited)
	(unaudited)

Assets
Cash and cash equivalents	$5,373	$5,898
Investment in Qualstar	1,127	902
Marketable securities	274	50
Prepaid expenses and other assets	35	35

Total assets	$6,809	$6,885

Liabilities and Stockholders' Equity

Accrued expenses	$20	$33

Total liabilities	20	33

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,471,593 issued and outstanding as of March 31, 2014 and as of December 31, 2013	7,472	7,472
Additional paid-in capital	68,270	68,270
Accumulated other comprehensive income/(loss)	57	—
Accumulated deficit	(69,010)	(68,890)

Total stockholders' equity	6,789	6,852

Total liabilities and stockholders' equity	$6,809	$6,885

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Non Operating Income
Interest income	$2	$4
Other income	—	6

Total revenues	2	10

Expenses:
Employee compensation and benefits	25	49
Occupancy and equipment rental	5	21
Other operating expenses	34	127

Total expenses	(64)	(197)

Other income (expense)
Loss on equity investment	(58)	(306)

Total other income (expense)	(58)	(306)

Net income/(loss)	(120)	(493)

Other comprehensive income,
Unrealized gain (loss) on investments, net of tax	57	—
Other comprehensive income/(loss)	$(63)	$—

Net income/(loss) per share:	(.02)	(.07)
Basic and Diluted	7,471,593	7,446,593
Weighted average common shares outstanding

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
		(audited)

Cash flows from operating activities
Net loss	$(120)	$(493)
Changes in operating assets and liabilities:
Stock compensation expenses	-	6
Decrease in investment in Qualstar	58	306
(Increase)/Decrease in prepaid expenses and other assets	—	—
(Decrease)/Increase in accrued expenses	(13)	7

Net cash used in operating activities	(75)	(174)

Cash flows from investing activities
Purchase of investment securities	(450)	—

Net cash used in investing activities	(450)	—

Net decrease in cash and cash equivalents	(525)	(174)
Cash and cash equivalents at the beginning of the period	5,898	6,597

Cash and cash equivalents at the end of the period	$5,373	$6,423

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes

BKF CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2013.

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

The consolidated financial statements of BKF include BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). On November 27, 2012 LEVCO Securities was dissolved. All intercompany accounts have been eliminated.

BAM was an investment advisor which was registered under the Investment Advisers Act of 1940, as amended; it withdrew its registration on December 19, 2006. BAM had no operations during 2014 and 2013.

Services

During the quarters ended March 31, 2014 and March 31, 2013, the Company did not provide any investment advisory or asset management services.

The Company, through BKF GP, continues to act as the managing general partner of several private investment partnerships, established prior to 2005, which are in the process of being liquidated and dissolved.

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

BKF CAPITAL GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

2. Investment

a) Investment in Qualstar:

On July 3, 2013, Steven Bronson, BKF’s Chairman, CEO, and majority shareholder, was appointed Chairman, Chief Executive Officer and President of Qualstar Corporation (“Qualstar”). This resulted in the 18.3% of the Company’s ownership in Qualstar to be accounted for using the equity method, a change from available for sale, on the basis that BKF can assert significant influence over the operations of Qualstar. The retroactive application of the equity method resulted in a decrease to retained earnings at March 31, 2013 of approximately $306,000. In addition, the basic and diluted earning per share were restated for the year to $-0.06.

The investment in Qualstar is accounted for using the equity method as prescribed by Accounting Standard Codification Section 323, under which the Company’s carrying amount of its investment in common stock of Qualstar is the initial cost adjusted for the Company’s share of Qualstar’s earnings and losses, and further adjusted for any distributions or dividends. At March 31, 2014 the Company held 2,811,420 common shares of Qualstar, representing approximately 22.94% of the outstanding shares. The investment in Qualstar was approximately $1,127,000 at March 31, 2014. The market value of the Company’s shares in Qualstar was approximately $4.4 million at March 31, 2014.

During the quarter ended March 31, 2014, the Company recorded a loss on its investment in Qualstar of approximately $58,000.  These losses do not include the quarterly results of Qualstar as of March 31, 2014, as Qualstar’s financial statements are not typically available at the time we prepare our financial statements. Therefore, all balances related to the Company’s investment in Qualstar are recorded on a three month (quarterly) lag. This lag is consistent from period to period. The financial results for Qualstar’s quarter ended March 31, 2014 were not available prior to the preparation of our financial statements.

b) Marketable Securities

As of March 31, 2014, the Company held 19,575 shares of Interlink Electronics. The fair market value of these shares was $274,000 at March 31, 2014. At March 31, 2014, the unrealized gain on these shares reported in other comprehensive income, was approximately $57,000. Steven Bronson, BKF’s Chairman, CEO and majority shareholder is also the Chief Executive Officer of Interlink Electronics.

BKF CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Concentrations

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

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF Capital Group, Inc. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2013, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Background

BKF was incorporated in Delaware in 1954. The Company's securities trade on the over the counter market under the symbol "BKFG." The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF, BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). On November 27, 2012 LEVCO Securities was dissolved. There were no affiliated partnerships in BKF's March 31, 2014 consolidated financial statements.

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

At March 31, 2014 the Company held 2,811,420 common shares of Qualstar representing approximately 22.94% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options. The Company is in the process of transferring its holdings of Qualstar shares into its wholly owned subsidiary BKF Asset Holdings, Inc.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Income

Total income for the three months ended March 31, 2014 was $ 2,000 compared to $10,000 in the same period in 2013, a decrease of $ 8,000. The decrease is primarily due to a decrease in interest income and other income.

Expenses

Total expenses for the three months ended March 31,2014 were approximately $64,000, reflecting an decrease of 68% from $197,000 in expenses in the same period in 2013. These expenses are primarily attributable to professional fees related to the proxy contest for Qualstar.

Other Income and Loss

Loss on equity investment for 2014 was approximately $58,000 compared to a loss of $306,000 in 2013. The decrease is primarily attributable to the curtailment of expenses by Qualstar.

Net Income/Net Loss

Net Loss for the three months ended March 31, 2014 was $120,000, as compared to a net loss of $493,000 in the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of March 31, 2014 consist primarily of cash and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At March 31, 2014, BKF had cash and cash equivalents of $5.3 million, compared to $5.9 million of cash and cash equivalents at December 31, 2013.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since March 31, 2014.

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

Subsequent Event

Effective May 1, 2014 BKF Capital Group, Inc. (“BKF”) relocated its principal offices to 3990-B Heritage Oak Court, Simi Valley, California 93063 (the “Premises”). BKF occupies the Premises pursuant to a license agreement, dated May 1, 2014 (the “License Agreement”) between BKF and Qualstar Corporation (“Qualstar”). BKF’s new telephone number is (805) 416-7100. Pursuant to the License Agreement, BKF licenses one furnished office at the Premises. BKF also has access to a telephone line and other services as described in the License Agreement. BKF shall pay a license fee to Qualstar of $14,400 per annum, or $1,200 per month, for use of the Premises. Steven N. Bronson, BKF’s Chairman, CEO and majority shareholder, is also the Chairman and CEO of Qualstar. A copy of the License Agreement is attached as Exhibit 10.43 to the Company’s Current Report on Form 8-K, filed on May 2, 2014, and is incorporated herein by reference.

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

Date: May 14, 2014

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

