Form 10-Q
period 2014-06-30
BKF CAPITAL GROUP INC
filed 2014-08-14
CIK 9235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ___________ to ___________

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

☒ Yes ☐ No

As of August 13, 2014, 7,471,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	June 30,	December 31,
	2014	2013
		(audited)
	(unaudited)

Assets
Cash and cash equivalents	$4,940	$5,898
Investment in Qualstar	633	902
Marketable securities	1,234	50
Prepaid expenses and other assets	29	35
Total assets	$6,836	$6,885

Liabilities and Stockholders' Equity

Accrued expenses	$24	$33
Total liabilities	24	33

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,471,593 issued and outstanding as of June 30, 2014 and as of December 31, 2013	7,472	7,472
Additional paid-in capital	68,270	68,270
Accumulated other comprehensive income/(loss)	606	—
Accumulated deficit	(69,536)	(68,890)
Total stockholders' equity	6,812	6,852
Total liabilities and stockholders' equity	$6,836	$6,885

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Non Operating Income
Interest income	2	3	4	7
Realized gains	35	-	35
Other income	-	7	-	13

Total revenues	37	10	39	20

Expenses:
Employee compensation and benefits	26	49	50	98
Occupancy and equipment rental	4	11	10	32
Other operating expenses	35	186	69	312

Total expenses	65	246	129	442
Other income (loss)
Loss on equity investment	(499)	(603)	(557)	(909)
Total other income (loss)	(499)	(603)	(557)	(909)

Net income/(loss)	(527)	(839)	(647)	(1,331)

Other comprehensive income (loss) net of tax
Unrealized gains (loss) on investments	549	-	606	-

Comprehensive income (loss)	22	(839)	(41)	(1,331)

Net income/(loss) per share:
Basic and Diluted	$(0.07)	$(0.11)	$(0.09)	$(0.18)

Weighted average common shares outstanding	7,471,593	7,446,593	7,471,593	7,446,593

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six months Ended
	June 30,
	2014	2013
		(audited)

Cash flows from operating activities
Net loss	$(647)	$(1,331)
Changes in operating assets and liabilities:
Stock compensation expenses	—	13
Realized gains	(35)	—
Decrease in investment in Qualstar	557	909
(Increase)/Decrease in prepaid expenses and other assets	6	—
(Decrease)/Increase in accrued expenses	(9)	15
Net cash used in operating activities	(128)	(394)

Cash flows from investing activities
Purchase of investment securities	(830)	—
Net cash used in investing activities	(830)	—

Net decrease in cash and cash equivalents	(958)	(394)
Cash and cash equivalents at the beginning of the period	5,898	6,597

Cash and cash equivalents at the end of the period	$4,940	$6,203

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

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

Services

During the quarters ended June 30, 2014 and June 30, 2013, the Company did not provide any investment advisory or asset management services nor did the Company act as a broker dealer.

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

2. Investment

a) Investment in Qualstar:

On July 3, 2013, Steven N. Bronson, BKF’s Chairman, CEO, and majority shareholder, was appointed Chairman, Chief Executive Officer and President of Qualstar Corporation (“Qualstar”). This resulted in the 18.3% of the Company’s ownership in Qualstar to be accounted for using the equity method, a change from available for sale, on the basis that BKF can assert significant influence over the operations of Qualstar. The retroactive application of the equity method resulted in a decrease to retained earnings at June 30, 2014 of approximately $909,000. In addition, basic and diluted loss per share was restated for the year to $-0.18.

The investment in Qualstar is accounted for using the equity method as prescribed by Accounting Standard Codification Section 323, under which the Company’s carrying amount of its investment in common stock of Qualstar is the initial cost adjusted for the Company’s share of Qualstar’s earnings and losses, and further adjusted for any distributions or dividends. At June 30, 2014 the Company held 2,815,120 common shares of Qualstar, representing approximately 22.97% of the outstanding shares. The investment in Qualstar was approximately $633,000 at June 30, 2014. The market value of the Company’s shares in Qualstar was approximately $3.7 million at June 30, 2014.

During the quarter ended June 30, 2014, the Company recorded a loss on its investment in Qualstar of approximately $499,000.  These losses do not include the quarterly results of Qualstar as of June 30, 2014, as Qualstar’s financial statements are not typically available at the time we prepare our financial statements. Therefore, all balances related to the Company’s investment in Qualstar are recorded on a three month (quarterly) lag. This lag is consistent from period to period. The financial results for Qualstar’s quarter ended June 30, 2014 were not available prior to the preparation of our financial statements.

b) Marketable Securities

As of June 30, 2014, the Company held shares of Interlink Electronics. The fair market value of these shares was approximately $1,234,000 at June 30, 2014. For the three months ended June 30, 2014, the unrealized gains on these shares reported in other comprehensive income, was approximately $549,000. During the three months ended June 30, 2014, the Company sold 4,975 shares for net proceeds of approximately $44,000 resulting in realized gains of approximately $35,000 being reclassified from unrealized gains to realized in the statement of operations and comprehensive income. Steven Bronson, BKF’s Chairman, CEO and majority shareholder is also the Chief Executive Officer of Interlink Electronics.

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

5. Control

As of June 30, 2014 Mr. Bronson beneficially owns 4,385,649 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 55% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Thus, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

Background

BKF was incorporated in Delaware in 1954. The Company's securities trade on the over the counter market under the symbol "BKFG." The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF, include BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). On November 27, 2012 LEVCO Securities was dissolved. There were no affiliated partnerships in BKF's June 30, 2014 consolidated financial statements.

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

At June 30, 2014 the Company held 2,815,120 common shares of Qualstar representing approximately 22.97% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options. The Company is in the process of transferring its holdings of Qualstar shares into its wholly owned subsidiary BKF Asset Holdings, Inc.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Income

Total income for the three months ended June 30, 2014 was $ 37,000 compared to $10,000 in the same period in 2013, the increase of $27,000 was primarily due to realized gains from the sale of Interlink stock.

Total income for the six months ended June 30, 2014 was $ 39,000 compared to $20,000 in the same period in 2013, the increase was primarily due to realized gains from the sale of Interlink stock.

Expenses

Total expenses for the three months ended June 30, 2014 were approximately $65,000, reflecting an decrease of 74% from $246,000 in expenses in the same period in 2013. The decrease was primarily related to a decrease in professional fees related to the proxy contest concerning Qualstar in the three months ended June 30, 2013.

Total expenses for the six months ended June 30, 2014 were approximately $129,000, reflecting an decrease of 71% from $442,000 in expenses in the same period in 2013. The decrease was primarily related to a decrease in professional fees related to the partial tender offer and proxy contest concerning Qualstar in the six months ended June 30, 2013.

Other Income and Loss

Loss on equity investment for the three and six months ended June 30 2014 was approximately $499,000 and $557,000 compared to a loss of $603,000 and $909,000 for the three months and six months ended June 30, 2013. The decrease is primarily attributable to the curtailment of expenses by Qualstar.

Net Income/Net Loss

Net loss for the three months ended June 30, 2014 was $527,000, as compared to a net loss of $839,000 in the same period in 2013.

Net Loss for the six months ended June 30, 2014 was $647,000, as compared to a net loss of $1,331,000 in the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of June 30, 2014 consist primarily of cash and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At June 30, 2014, BKF had cash and cash equivalents of $4.9 million, compared to $5.9 million of cash and cash equivalents at December 31, 2013.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since June 30, 2014.

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

Steven N. Bronson, BKF’s Chairman, CEO and majority shareholder, is also the Chairman and CEO of Qualstar. A copy of the License Agreement is attached to the Company’s 8-K dated May 1, 2014 as Exhibit 10.43, and is incorporated herein by reference.

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

Date: August 14, 2014

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