Form 10-Q
period 2014-09-30
BKF CAPITAL GROUP INC
filed 2014-11-14
CIK 9235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from __________to____________

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

☒ Yes ☐ No

As of November 10, 2014, 7,471,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)

Assets
Cash and cash equivalents	$4,183	$5,898
Investment in Qualstar	478	902
Marketable securities	2,123	50
Prepaid expenses and other assets	30	35

Total assets	$6,814	$6,885

Liabilities and Stockholders' Equity

Accrued expenses	$23	$33

Total liabilities	23	33

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,471,593 issued and outstanding as of September 30, 2014 and as of December 31, 2013	7,472	7,472
Additional paid-in capital	68,270	68,270
Accumulated other comprehensive income/(loss)	814	—
Accumulated deficit	(69,765)	(68,890)

Total stockholders' equity	6,791	6,852

Total liabilities and stockholders' equity	$6,814	$6,885

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Non Operating Income
Interest income	3	3	5	10
Realized gains	-	-	35
Other income	-	7	-	20

Total revenues	3	10	40	30

Expenses:
Employee compensation and benefits	33	48	83	146
Occupancy and equipment rental	2	23	12	56
Other operating expenses	41	143	108	454

Total expenses	76	214	203	656

Other income (loss)
Loss on equity investment	(156)	(629)	(711)	(1,471)
Other income		395		395
Total other income (loss)	(156)	(234)	(711)	(1,076)

Net income/(loss)	(229)	(438)	(874)	(1,702)

Other comprehensive income (loss) net of tax
Unrealized gains (loss) on investments	208	-	814	-

Comprehensive income (loss)	(21)	(438)	(60)	(1,702)

Net income/(loss) per share:
Basic and Diluted	$(0.03)	$(0.06)	$(0.11)	$(0.23)

Weighted average common shares outstanding	7,471,593	7,463,441	7,471,593	7,452,271

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine months Ended
	September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(874)	$(1,702)
Changes in operating assets and liabilities:
Stock compensation expenses	—	19
Realized gains	(35)	—
Loss on equity investment	711	1,471
(Increase)/Decrease in prepaid expenses and other assets	5	(1)
(Decrease)/Increase in accrued expenses	(10)	(14)

Net cash used in operating activities	(203)	(227)

Cash flows from investing activities
Purchase of investment securities	(1,512)	—

Net cash used in investing activities	(1,512)	—

Net decrease in cash and cash equivalents	(1,715)	(227)
Cash and cash equivalents at the beginning of the period	5,898	6,597

Cash and cash equivalents at the end of the period	$4,183	$6,370

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

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

Services

During the quarters ended September 30, 2014 and September 30, 2013, the Company did not provide any investment advisory or asset management services nor did the Company act as a broker dealer.

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

The investment in Qualstar is accounted for using the equity method as prescribed by Accounting Standard Codification Section 323, under which the Company’s carrying amount of its investment in common stock of Qualstar is the initial cost adjusted for the Company’s share of Qualstar’s earnings and losses, and further adjusted for any distributions or dividends. At September 30, 2014 the Company held 2,815,120 common shares of Qualstar, representing approximately 22.97% of the outstanding shares. The investment in Qualstar was approximately $478,000 at September 30, 2014. The market value of the Company’s shares in Qualstar was approximately $3.4 million at September 30, 2014.

During the quarter ended September 30, 2014, the Company recorded a loss on its investment in Qualstar of approximately $156,000.  These losses do not include the quarterly results of Qualstar as of September 30, 2014, as Qualstar’s financial statements are not typically available at the time we prepare our financial statements. Therefore, all balances related to the Company’s investment in Qualstar are recorded on a three month (quarterly) lag. This lag is consistent from period to period. The financial results for Qualstar’s quarter ended September 30, 2014 were not available prior to the preparation of our financial statements.

b) Marketable Securities

As of September 30, 2014, the Company held shares of Interlink Electronics. The fair market value of these shares was approximately $2,123,000 at September 30, 2014. For the three and nine months ended September 30, 2014, the unrealized gains on these shares reported in other comprehensive income, was approximately $208,000 and $814,000, respectively. During the nine months ended September 30, 2014, the Company sold 4,975 shares for net proceeds of approximately $44,000 resulting in realized gains of approximately $35,000. Steven Bronson, BKF’s Chairman, CEO and majority shareholder is also the Chief Executive Officer of Interlink Electronics.

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

5. Control

As of September 30, 2014 Mr. Bronson beneficially owns 4,410,649 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 59% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Thus, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF Capital Group, Inc. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 (the "Reform Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2013, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

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

Background

BKF was incorporated in Delaware in 1954. The Company's securities trade on the over the counter market under the symbol "BKFG." The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF, include BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). On November 27, 2012 LEVCO Securities was dissolved. There were no affiliated partnerships in BKF's September 30, 2014 consolidated financial statements.

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

Plan of Operations

On August 2, 2012, the Company issued a press release disclosing that the Company plans to create an asset management platform with investment vehicles that focus on areas of portfolio management that typically receive less attention from investors but also present unique investment opportunities. The Company is also engaged in seeking to arrange an acquisition with an operating business with revenues, at least three years of operating history and unique value opportunities. The Press Release is attached as an exhibit to the Company’s Current Report on Form 8-K, dated August 3, 2012.

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

At September 30, 2014 the Company held 2,815,120 common shares of Qualstar representing approximately 22.97% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options. The Company is in the process of transferring its holdings of Qualstar shares into its wholly owned subsidiary BKF Asset Holdings, Inc.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Income

Total income for the three months ended September 30, 2014, was $3,000 compared to $10,000 in the same period in 2013, the decrease of $7,000 was primarily due to other income.

Total income for the nine months ended September 30, 2014, was $40,000 compared to $30,000 in the same period in 2013, the increase was primarily due to realized gains from the sale of Interlink stocks.

Expenses

Total expenses for the three months ended September 30, 2014, was approximately $76,000, reflecting a decrease of 64% from $214,000 in expenses in the same period in 2013. The decrease was primarily related to a decrease in professional fees related to the proxy contest concerning Qualstar in the three months ended September 30, 2013.

Total expenses for the nine months ended September 30, 2014, was approximately $203,000, reflecting an decrease of 69% from $656,000 in expenses in the same period in 2013. The decrease was primarily related to a decrease in professional fees related to the partial tender offer and proxy contest concerning Qualstar in the nine months ended September 30, 2013.

Other Income and Loss

Loss on equity investment for the three and nine months ended September 30 2014 was approximately $156,000 and $711,000 compared to a loss of $629,000 and $1,471,000 for the three months and nine months ended September 30, 2013. The decrease is primarily attributable to the curtailment of expenses by Qualstar.

Net Income/Net Loss

Net loss for the three months ended September 30, 2014 was $229,000, as compared to a net loss of $438,000 in the same period in 2013.

Net Loss for the nine months ended September 30, 2014 was $874,000, as compared to a net loss of $1,702,000 in the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of September 30, 2014, consist primarily of cash and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At September 30, 2014, BKF had cash and cash equivalents of $4.2 million, compared to $5.9 million of cash and cash equivalents at December 31, 2013.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since September 30, 2014.

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

Effective May 1, 2014 BKF Capital Group, Inc. (“BKF”) relocated its principal offices to 3990-B Heritage Oak Court, Simi Valley, California 93063 (the “Premises”). BKF occupies the Premises pursuant to a license agreement, dated May 1, 2014 (the “License Agreement”) between BKF and Qualstar Corporation (“Qualstar”). BKF’s new telephone number is (805) 416-7100. Pursuant to the License Agreement, BKF licenses one furnished office at the Premises. BKF also has access to a telephone line and other services as described in the License Agreement. BKF shall pay a license fee to Qualstar of $14,400 per annum, or $1,200 per month, for use of the Premises. Steven N. Bronson, BKF’s Chairman, CEO and majority shareholder, is also the Chairman and CEO of Qualstar. A copy of the License Agreement is attached to the Company’s Current Report on Form 8-K, dated May 1, 2014, as Exhibit 10.43, and is incorporated herein by reference.

Item 6. Exhibits.

a. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number	Description of Document
31*	Section 302 Certification of Chief Executive Officer
32*	Section 906 Certification of Chief Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014

BKF CAPITAL GROUP, INC.

By:	/s/ Steven N. Bronson
Steven N. Bronson,
Chief Executive Officer,
as Registrant's duly authorized
officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
31*	Section 302 Certification of Chief Executive Officer
32*	Section 906 Certification of Chief Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

