Form 10-K
period 2014-12-31
BKF CAPITAL GROUP INC
filed 2015-04-29
CIK 9235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file no. 1-10024

BKF Capital Group, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-0767530
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361

Address of principal executive offices)

(805) 416-7100

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014, was $3,755,908. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of April 15, 2015, 7,471,593 shares of BKF Capital Group, Inc. common stock, par value $1.00 per share, were outstanding.

i

Special Note Regarding Forward-Looking Statements

Some of the statements made in this Annual Report on Form 10-K, including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts, including, most importantly, those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). For those statements, BKF Capital Group, Inc. (the "Company" or "BKF") claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on BKF's current expectations and are susceptible to a number of risks, uncertainties and other factors including the risks described in "Item 1A. Risk Factors", and BKF's actual achievements may differ materially from any future achievements expressed or implied by such forward-looking statements. Such factors include the following: retention and ability to recruit qualified personnel; availability, terms and deployment of capital; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; BKF's ability to consummate a merger or an acquisition and/or raise additional capital; the effect of laws, rules and regulations on BKF's ability to make investments in new businesses and/or pursue strategic alternatives; and other risks and uncertainties referred to in this document and in BKF's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond BKF's control. BKF will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is BKF's policy generally not to make any specific projections as to future earnings, and BKF does not endorse any projections regarding future performance that may be made by third parties.

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

The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The consolidated financial statements of BKF include BIG and BIG's two wholly owned subsidiaries BKF Advisors, Inc. (“BKF Advisors”) and BKF Asset Management, Inc., ("BAM") and BAM's two wholly-owned subsidiaries, BKF GP, Inc. (“BKF GP”) and LEVCO Securities, Inc. ("LEVCO Securities"). On November 27, 2012 LEVCO Securities was dissolved. There were no affiliated partnerships in BKF's December 31, 2014 consolidated financial statements.

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

On August 27, 2008, the Company entered into an agreement with Catalyst Fund, L.P. a hedge fund which owned approximately 47.5% of the Company's outstanding common stock, Steven N. Bronson, who was the fund manager for the Catalyst Fund, L.P., and each of the Company's current directors and officers to effect a change of control of the Company (the "Change of Control Agreement"). A copy of the Change of Control Agreement was attached as an Exhibit to a Current Report on Form 8-K filed by the Company on September 2, 2008. Pursuant to the Change of Control Agreement, all existing officers and directors resigned and new directors and management was appointed. Specifically, effective September 19, 2008, Harvey Bazaar, Marvin Olshan, Ronald LaBow and J. Clark Gray each resigned as directors and/or officers of the Company, pursuant to the Change of Control Agreement. Simultaneously therewith, the following persons were appointed to the Board of Directors of the Company: Steven N. Bronson, John Brunjes and Leonard Hagan and Steven N. Bronson was appointed President of the Company. In connection with the change of control the Company filed and mailed out to all shareholders of record an Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, which is incorporated herein by reference.

Plan of Operations

On August 2, 2012, the Company issued a press release disclosing that the Company plans to create an asset management platform with investment vehicles that focus on areas of portfolio management that typically receive less attention from investors but also present unique investment opportunities. The Company is also engaged in seeking to arrange an acquisition, with an operating business with revenues, at least three years of operating history and unique value opportunities. The Press Release is attached as an exhibit to the Company’s Current Report on Form 8-K, dated August 3, 2012, and is incorporated herein by reference.

In September 2012, the Company changed the name of its subsidiary BKF Management Co., Inc. to BKF Investment Group, Inc. and BIG formed a wholly owned subsidiary, BKF Advisors, Inc. (“BKF Advisors”). BKF Advisors has registered as an investment advisor with the State of Florida and the State of California. Effective April 1, 2014, BKF Advisors terminated its registration as an investment advisor in the State of Florida. The Company expects that BKF Advisors will act as the investment advisor to the BKF Income Fund, L.P., a Delaware limited partnership that plans to engage as an investment fund (the “Fund”). BAM is the general partner of the Fund.

The Company expects to seed the Fund which expects to focus on small-cap and micro-cap companies with a value based approach to investing. Thereafter, the Company intends to grow its asset management business by acquiring or seeding other alternative investment funds with unique investment strategies and/or emerging portfolio managers. The Company’s goal is to grow revenues and income over time and achieve valuation multiples in line with other publicly-traded comparable companies. The Company expects to create value for its shareholders by rebuilding its asset management operations, and expects to earn fee income for assets under management, performance fees upon successfully liquidating investments and from its proprietary capital investments in the investment funds for which BKF acts as the general partner. Moreover, the Company has substantial net operating loss carry-forwards that it may be able to use to offset future profits and thereby minimize tax liabilities.

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

Services

During the years ended December 31, 2014 and December 31, 2013, the Company did not provide any investment advisory or asset management services nor did the Company act as a broker dealer.

The Company, through BKF GP, continues to act as the managing general partner of several private investment partnerships, established prior to 2005, which are in the process of being liquidated and dissolved.

Employees

As of April 15, 2015, BKF has one employee, Steven N. Bronson, who serves as BKF's Chairman, CEO and President.

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

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service and level of desired information provided to fund investors, brand recognition and business reputation. We compete for fund investors, highly qualified talent, including investment professionals, and for investment opportunities with a number of hedge funds, private equity firms, specialized funds, traditional asset managers, commercial banks, investment banks and other financial institutions. A number of factors create competitive risks for us:

·	A number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do.

·	Several of our competitors have raised and continue to raise significant amounts of capital, and many of them have or may pursue investment objectives that are similar to ours, which would create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit.

·	Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we may want to make.

·	Some of our competitors may be subject to less extensive regulation and thus may be better positioned to pursue certain investment objectives and/or be subject to lower expenses related to compliance and regulatory investigations than us.

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

If our investment performance, including the level and consistency of returns or other performance criteria, does not meet the expectations of our fund investors, it will be difficult for our funds to retain or raise capital and for us to grow our business. Additionally, even if our fund performance is strong, it is possible that we will not be able to attract additional capital. Further, the allocation of increasing amounts of capital to alternative investment strategies over the long term by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving consistent, positive, absolute returns. Competition for fund investors is based on a variety of factors, including:

·	Investment performance.

·	Investor liquidity and willingness to invest.

·	Investor perception of investment managers’ ability, drive, focus and alignment of interest with them.

·	Investor perception of robustness of business infrastructure and financial controls.

·	Transparency with regard to portfolio composition.

·	Investment and risk management processes.

·	Quality of service provided to and duration of relationship with investors.

·	Business reputation, including the reputation of a firm’s investment professionals.

·	Level of fees and incentive income charged for services.

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

Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the laws of the State of California and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC.

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

A general market downturn, a specific market dislocation or deteriorating economic conditions may cause our revenues and results of operations to decline by causing:

·	A decline in assets under management, resulting in lower management fees and incentive income.

·	An increase in the cost of financial instruments, executing transactions or otherwise doing business.

·	Lower or negative investment returns, which may reduce assets under management and potential incentive income.

·	Reduced demand for assets held by our funds, which would negatively affect our funds’ ability to realize value from such assets.

·	Increased investor redemptions or greater demands for enhanced liquidity or other terms, resulting in a reduction in assets under management, lower revenues and potential increased difficulty in raising new capital.

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

Risks Related to the Company’s Acquisition Strategy

The Company Has Limited Resources

The Company currently does not have any operating business. The Company has had no revenues from operations for the fiscal years ended December 31, 2014 and 2013. The Company's plan of operations is to consummate an acquisition or merger or other business combination (a "Transaction") with a viable business entity (a "Target"). There can be no assurance that the Company will be able to consummate a Transaction, nor can there be any assurance that any Target, at the time of the Company's consummation of a Transaction of the Target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. The current assets of the Company may not be sufficient to fund a Transaction. Based on the Company's limited resources, the Company may not be able to effectuate its business plan and consummate a Transaction. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

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

Transaction May Prevent or Limit the Company's Ability to Use Its Net Operating Tax Loss Carryforwards

As of December 31, 2014 the Company had a net operating loss carryforward of approximately $12.4 million. The consummation of a Transaction by the Company may limit, reduce or void the utilization of the net operating losses. While the Company shall endeavor to complete a Transaction with a Target that will permit the Company to utilize its net operating losses, there can be no assurances that the Company will be able to utilize its net operating losses after the consummation of a Transaction with a Target.

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

Stockholders Risk Dilution In Connection with a Transaction

The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock. As of April 15, 2015, the Company had 7,471,593 shares of common stock issued and outstanding and 7,528,407 authorized but unissued shares of common stock available for issuance. The Company has no commitments as of this date to issue its securities, however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following a Transaction. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following a Transaction, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

General Risks Affecting the Company

Bank Account Balances in Excess of FDIC Insurance

The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not insured by the Federal Deposit Insurance Corporation. As of December 31, 2014 and 2013, the Company had approximately $2,413,000 and $5,077,000 respectively, in its JP Morgan Chase bank accounts and approximately $636,000 in BNP Paribas Brokerage money market accounts as of December 31, 2014.

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

Mr. Bronson Has Effective Control of the Company's Affairs

As of April 15, 2015, Mr. Bronson beneficially owns and controls 4,505,100 shares of common stock of the Company, representing approximately 60.3% of the issued and outstanding shares of common stock and approximately 60.3% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

Item 2. Properties

During the year ended December 31, 2014, BKF's offices were located at 3990-B Heritage Oak Court, Simi Valley California 93063 (the "Premises"). The Company occupied the Premises pursuant to a license agreement, dated May 1, 2014 (the “License Agreement”) between BKF and Qualstar Corporation (“Qualstar”). BKF’s telephone number was (805) 416-7100. Pursuant to the License Agreement, BKF licensed one furnished office at the Premises. BKF also had access to a telephone line and other services as described in the License Agreement. BKF paid a license fee to Qualstar of $14,400 per annum, or $1,200 per month, for use of the Premises. Steven N. Bronson, BKF’s Chairman, CEO and majority shareholder, is also the Chairman and CEO of Qualstar. A copy of the License Agreement is attached to the Company’s Current Report on Form 8-K, dated May 1, 2014, as Exhibit 10.43, and is incorporated herein by reference.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of BKF's security holders during the fiscal year ended December 31, 2014.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) MARKET INFORMATION. BKF's common stock trades over the counter under the symbol "BKFG." At the close of business on April 15, 2015, there were 387 holders of record of BKF's common stock. As of April 15, 2015, the last reported price of the Company's common stock was $1.31.

The following table sets forth the range of high and low prices for the Company's common stock for the periods indicated. These prices represent reported transactions between dealers that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

	Stock Price
	Ranges
COMMON STOCK
Year/Fiscal Period	High	Low

2014
Fourth quarter	$1.45	$1.10
Third quarter	$1.69	$1.39
Second quarter	$1.43	$1.10
First quarter	$1.25	$1.06

2013
Fourth quarter	$1.23	$1.05
Third quarter	$1.20	$0.97
Second quarter	$1.10	$1.00
First quarter	$1.13	$0.93

There were no distributions or dividends declared or paid in 2014 or 2013. The declaration and payment of distributions or dividends by BKF is at the discretion of BKF's Board of Directors. BKF is a holding company, and its ability to pay dividends is subject to the ability of its subsidiaries to provide cash to BKF. BKF has discontinued its policy of paying quarterly cash dividends and does not expect to pay dividends in the foreseeable future.

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

On August 2, 2012, the Company issued a press release disclosing that the Company plans to create an asset management platform with investment vehicles that focus on areas of portfolio management that typically receive less attention from investors but also present unique investment opportunities. The Company is also engaged in seeking to arrange an acquisition, with an operating business with revenues, at least three years of operating history and unique value opportunities. The Press Release is attached as an exhibit to the Company’s Current Report on Form 8-K, dated August 3, 2012, and is incorporated herein by reference.

In September 2012, the Company changed the name of its subsidiary BKF Management Co., Inc. to BKF Investment Group, Inc. and formed a wholly owned subsidiary, BKF Advisors that is registered as an investment advisor with the State of California. The Company expects that BKF Advisors will act as the investment advisor to the BKF Technology Fund, L.P., a newly formed Delaware limited partnership that plans to engage as an investment fund (the “Fund”). BAM is the general partner of the Partnership. The Company expects to seed the Partnership which expects to focus on small-cap and micro-cap companies with a value based approach to investing. Thereafter, the Company intends to grow its asset management business by acquiring or seeding other alternative investment funds with unique investment strategies and/or emerging portfolio managers. The Company’s goal is to grow revenues and income over time and achieve valuation multiples in line with other publicly-traded comparable companies. The Company expects to create value for its shareholders by rebuilding its asset management operations, and expects to earn fee income for assets under management, performance fees upon successfully liquidating investments and from its proprietary capital investments in the investment funds for which BKF acts as the general partner. Moreover, the Company has substantial net operating loss carry-forwards that it may be able to use to offset future profits and thereby minimize tax liabilities.

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

On June 6, 2013, BKF filed its definitive proxy statement for Qualstar’s 2013 Annual Meeting of Shareholders (the “Qualstar Meeting”) to be held on June 28, 2013. In its proxy statement BKF nominated five (5) persons to be elected to the board of directors of Qualstar. Specifically, BKF nominated Steven N. Bronson, Sean M. Leder, David J. Wolenski, Alan B. Howe and Dale E. Wallis. At the Qualstar Meeting, the shareholders of Qualstar voted to elect BKF Capital’s nominees to the board of directors of Qualstar. Specifically, the Qualstar shareholders elected the following persons to serve on the Qualstar board of directors: Steven N. Bronson, Sean M. Leder, David J. Wolenski, Alan B. Howe and Dale E. Wallis. On July 3, 2013, Steven N. Bronson, our Chairman, CEO and President, was appointed to serve as Qualstar’s Chairman and interim CEO and President. In August 2013, Qualstar reimbursed BKF for the costs and expenses incurred in connection with the 2012 proxy contest and the 2013 proxy contest in the aggregate amount of $356,000.

At December 31, 2014 the Company held 3,020,568 common shares of Qualstar consisting of 1,500,000 shares owned directly by BKF, and an additional 1,520,568 owned through BKF Asset Holdings, Inc., a wholly owned subsidiary of the Company, representing approximately 24.65% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options.

Results of Operations

Income

Total income for 2014 was $45,000, reflecting an increase of 0.05% from $43,000 in 2013. The increase in income was primarily a result of the gain on sale of securities, offset by decreases in interest and other income.

Expenses

Total expenses for 2014 were $300,000, reflecting a 58% decrease from $708,000 in 2013. The decrease is primarily attributable to professional fees related to the partial tender offer and proxy contest concerning Qualstar during 2013.

Other income and expenses

Other income during December 31, 2013, amounted to $395,000, which was attributable to a one time reimbursement from Qualstar in the aggregate amount of $395,000 for the professional fees and expenses incurred by BKF in connection with the proxy contests concerning Qualstar.

Loss on equity investment for 2014 was approximately $734,000 compared to a loss $2,073,000 in 2013. The net decrease is primarily attributable to the continued losses experienced by Qualstar in the amount of approximately $791,000 and an increase in investments in Interlink of approximately $57,000.

At December 31, 2014, BKF had cash and cash equivalents of $3.05 million, as compared to cash and cash equivalents of $5.9 million at December 31, 2013. This decrease in cash and cash equivalents primarily reflects the purchase of Qualstar and Interlink Electronics shares which amounted to approximately $2.6 million.

Accrued expenses were $52,000 at December 31, 2014, as compared to $33,000 at December 31, 2013.

Over the next twelve months the Company plans to meet its current obligations from interest on its cash, to the extent such interest earned is insufficient to pay expenses, the Company shall utilize its cash on hand to meet its obligations.

Off Balance Sheet Risk

BKF GP served as the managing general partner for several affiliated investment partnerships which traded primarily in equity securities. As of December 31, 2014 and 2013 virtually all of these partnerships' investments have been fully liquidated and the proceeds distributed. There is no general partner or limited partners' capital remaining in these partnerships unless certain illiquid portfolio positions eventually realize a value. BKF GP has not guaranteed any of the affiliated investment partnerships' obligations, nor does it have any contractual commitments associated with them.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principle executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2014.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2014, the Company's procedures of internal control over financial reporting operated in an effective manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of April 15, 2015. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors. The board of directors adopted 4 resolutions during 2014.

DIRECTORS

Name, Age, and	Director	Other Business
Principal Occupation During the Last Five Years	Since	Affiliation(s)

Steven N. Bronson — age 49 President and Chairman of BKF since September 19, 2008. Mr. Bronson is the chairman, CEO and majority shareholder of Interlink Electronics, Inc., Ridgefield Acquisition Corp. and 4net Software, Inc. all of which are publicly traded companies. Mr. Bronson is also the chairman, CEO and president of Qualstar Corporation, a publicly traded company.	2008	Officer and director of Qualstar Corporation, Interlink Electronics, Inc., 4net Software, Inc., Ridgefield Acquisition Corp., all of which are publicly traded companies.

Leonard Hagan — age 63
Director of BKF since September 19, 2008. Mr. Hagan is a certified public accountant and for the past eighteen years has been a partner at Hagan & Burns CPA's, PC in New York. Mr. Hagan received a Bachelors of Arts degree in Economics from Ithaca College in 1974 and earned his Masters of Business Administration degree from Cornell University in 1976. Mr. Hagan is registered as the Financial and Operations Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Fieldstone Services Corp. and O’Bien & Shepard, Inc. Mr. Hagan is also a director of Ridgefield Acquisition Corp. and 4net Software, Inc. both publicly traded companies.	2008	Director of 4net Software, Inc., a publicly traded corporation and Ridgefield Acquisition Corp., a publicly traded corporation.

OFFICERS

Name, Age and Principal Occupation During the Last Five Years	Office	Executive Officer Since

Steven N. Bronson — age 49	Chairman and President	2008

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

Corporate Governance

Audit Committee

The current member of the audit committee is Leonard Hagan. There were no meetings of the audit committee during 2014.

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

Code of Ethics

The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and certain other personnel. A copy of the Company's Code of Ethics is attached as Exhibit 14.1 to BKF's Annual Report on Form 10-K for the year ended December 31, 2007, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Each director and executive officer of the Company and each beneficial owner of 10% or more of the Company's common stock is required to report his or her transactions in shares of the Company's common stock to the SEC within a specified period following a transaction. Based on our review of filings with the SEC and written representations furnished to us during 2014, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period, except Steven N. Bronson who inadvertently filed three Form 4s late, and Leonard Hagan who filed one Form 4 late.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following table sets forth the compensation for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 received by the Company's Chief Executive Officer and the two most highly compensated other officers serving at the end of fiscal year 2014 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

							Non-Equity	Nonqualified
							Incentive	Deferred
Name and					Stock	Option	Plan	Compensation	All Other
Principal		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)		($)	($)	($)	($)	($)	($)	($)

Steven N. Bronson	2014	90,000		0	0	0	0	0	0	90,000
Chairman and President	2013	90,000		0	0	0	0	0	0	90,000
	2012	125,000	(1)	0	0	0	0	0	0	125,000

(1)	Effective August 1, 2012, Mr. Bronson voluntarily reduced his annual salary from $150,000 per year to $90,000 per year. Accordingly, for the year ended December 31, 2012, Mr. Bronson was paid an annual salary of $125,000.

Outstanding Equity Awards at December 31, 2014

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Steven N. Bronson	0	0	0	0	0	0	0	0	0

Other Plans

Other than the BKF Capital Group, Inc. 1998 Incentive Compensation Plan, as Amended and Restated on March 28, 2001 (the "1998 Plan"), the Company does not have any other bonus, profit sharing, pension, retirement, stock option, stock purchase, or other remuneration or incentive plans in effect.

Long Term Incentive Plan

The Company has no long-term incentive plan.

Aggregate Option Exercises in Fiscal 2014

The following table contains certain information regarding stock options exercised and stock vested as of December 31, 2014, by each of the Named Executive Officers.

OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Steven N. Bronson	0	0	0	0

Agreements with Employees and Directors

Described below are the employees, officers and directors who are subject to a current employment contract as of December 31, 2014.

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

Compensation Committee Interlocks and Insider Participation

During 2014, Leonard Hagan was the only member of the Compensation Committee. Mr. Hagan also serves as BKF's corporate secretary, but he is not compensated for serving in that position.

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

2014 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Steven N. Bronson (1)	0	0	0	0	0	0	0
Leonard Hagan	$12,000	0	0	0	0	0	$12,000

* Fees include director and committee fees earned during fiscal 2014.

(1)	Mr. Bronson has a compensation agreement with the Company and thus did not receive separate director fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth the beneficial ownership as of April 15, 2015 of (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (2) each director and nominee for director of the Company, (3) each executive officer of the Company whose name appears on the summary compensation table (the "Named Executive Officers") and (4) all directors and executive officers of the Company as a group. Each person had sole or shared voting or dispositive powers with respect to such shares. Unless otherwise indicated, the address of each person named in the table below is c/o BKF Capital Group, Inc., 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361.

	Number of	Percent
Name of Beneficial Owner	Shares (1)	of Class

Steven N. Bronson	4,505,100	60.29%
Leonard Hagan	264,401	3.54%

Directors and executive officers as a group (2 persons)	4,769,501	63.83%

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective May 1, 2014 the Company relocated its principal offices to 3990-B Heritage Oak Court, Simi Valley, California 93063 (the “Simi Valley Office”). BKF occupies the Simi Valley Office pursuant to a license agreement, dated May 1, 2014 (the “Qualstar License Agreement”) between BKF and Qualstar Corporation (“Qualstar”). Pursuant to the Qualstar License Agreement, BKF licenses one furnished office at the Simi Valley Office. BKF also has access to a telephone line and other services as described in exchange for a license fee of $1,200 per month. Steven N. Bronson, BKF’s Chairman, CEO and majority shareholder, is also the CEO and President of Qualstar. The Company licensed a portion of its office space at the Simi Valley Office to three companies affiliated with Steven N. Bronson, Catalyst Financial, LLC n/k/a Bronson & Co. LLC, 4net Software, Inc. and Ridgefield Acquisition Corp. Specifically, Bronson & Co. LLC paid a license fee of $500 per month and 4net Software, Inc. and Ridgefield Acquisition Corp. each paid a license fee of $100 per month. The Qualstar License Agreement with Qualstar terminated on February 28, 2015, and each of the licenses related to the Simi Valley Office also ended at that time.

Prior to May 1, 2014, the Company leased office space at 225 N.E. Mizner Boulevard, Suite 400, Boca Raton, Florida 33432 (the “Florida Office”). The Company licensed a portion of its office space at the Florida Office to Catalyst Financial, LLC n/k/a Bronson & Co. LLC, 4net Software, Inc. and Ridgefield Acquisition Corp. Specifically, Catalyst Financial LLC paid a license fee of $2,000 per month and 4net Software, Inc. and Ridgefield Acquisition Corp. each paid a license fee of $100 per month. BKF’s lease for the Florida Office ended effective April 30, 2014, and each of the licenses related to the Florida Office also ended at that time.

Subsequent Event

Effective March 1, 2015 the Company relocated its principal offices to 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 (the “Westlake Office”). BKF occupies the Westlake Office pursuant to a license agreement, dated March 1, 2015 (the “Interlink License Agreement”) between BKF and Interlink Electronics, Inc. (“Interlink”). Pursuant to the Interlink License Agreement, BKF licenses one furnished office at the Westlake Office, has access to a telephone line and other services in exchange for a license fee in the amount of $1,000 per month. Steven N. Bronson is also the Chairman, CEO and President of Interlink. Effective March 1, 2015, the Company licensed a portion of its office space at the Westlake Office to two companies affiliated with Steven N. Bronson. Specifically, BKF licensed office space and use of facilities to 4net Software, Inc. and Ridgefield Acquisition Corp. for a license fee of $50 per month each.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

Excelsis Accounting Group (formally Mark Bailey & Company, Ltd.) received $24,000 for the year ended December 31, 2014 for professional services rendered in connection with the audit of the Company's annual financial statements, and a review of the financial statements included in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014.

No audit-related services were rendered with respect to the fiscal years ended December 31, 2014 and December 31, 2013 by Excelsis Accounting Group.

Tax Fees

None.

All Other Fees

No other fees were paid to Excelsis Accounting Group during the fiscal years ended December 31, 2014 and December 31, 2013.

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

(3) Exhibits

Exhibit Number		Description

3.1	—	Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 June 30, 2001 and the December 31, 2005 10K.

3.2	—	Amended and Restated Bylaws of Registrant dated March 5, 2008 (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Reports on Form 10-k for the fiscal year ended December 31, 2007).

4.1	—	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000).

10.1	—	Amendment to Lease dated October 10, 2003 between Rockefeller Center Properties and John A. Levin, Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2003).

10.2	—	Lease dated December 20, 1993 between Rockefeller Center Properties and John A. Levin & Co., Inc., as amended (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000, Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, and Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).

10.3	—	Lease dated September 25, 2002 between River Bend Executive Center, Inc. and Levin Management Co., Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.4	—	Registrant's 1998 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.5	—	Registrant's Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

Exhibit Number		Description

10.6	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2001).

10.7	—	Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed with the Commission on November 17, 2000).

10.8	—	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2005).

10.9	—	Letter Agreement between BKF and Levin Management Co., Inc. and each of Henry Levin and Frank Rango dated April 19, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated April 22, 2005).

10.10	—	Change in Control Agreement between BKF, Levin Management Co., Inc. and Glenn A. Aigen dated June 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated June 6, 2005).

10.11	—	Change in Control Agreement between BKF, Levin Management Co., Inc. and Norris Nissim dated June 1, 2005 (incorporated by reference to Exhibit 10.2 of Registrant's Report on Form 8-K dated June 6, 2005).

10.12	—	Retention Agreement between BKF, Levin Management Co., Inc. and Philip Friedman dated August 11, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August 16, 2005).

10.13	—	First Amendment to Retention Agreement between BKF and Philip Friedman dated November 15, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated November 16, 2005).

10.14	—	Transition/Separation Agreement between BKF and John A. Levin dated as of August 23, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated August 24, 2005).

10.15	—	First Amendment to Transition/Separation Agreement between BKF and John A. Levin dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated December 28, 2005).

10.16	—	Employment Agreement between BKF and John C. Siciliano dated September 28, 2005 (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

Exhibit Number		Description

10.17	—	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Glenn A. Aigen (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.18	—	Letter Agreement, dated as of September 28, 2005, among BKF Capital Group, Inc., Levin Management Co., Inc. and Norris Nissim (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.19	—	Transition/Separation Agreement between BKF and Glenn A. Aigen dated December 20, 2005 (incorporated by reference to Exhibit 10.6 of Registrant's Report on Form 10-Q for the period ended September 30, 2005).

10.20	—	Separation Agreement and Release of All Claims between BKF and Henry Levin dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated December 22, 2005).

10.21	—	Employment Agreement between BKF and Clarke Gray dated as of January 4, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated January 6, 2006).

10.22	—	Transition/Separation Agreement between BKF and Norris Nissim dated May 5, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.23	—	Separation Agreement between BKF and Philip Friedman dated July 24, 2006 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K dated July 24, 2006).

10.24	—	Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.25	—	First Amendment to the Sublease Agreement between BKF and Daylight Forensics and Advisory LLC dated May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period September 30, 2006).

10.26	—	Partial Surrender Agreement and Amendment between BKF and RCPI Landmark Properties, LLC dated November 22, 2006 (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10k for the period ended December 31, 2006).

10.27	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 18, 2006).

10.28	—	Separation Agreement between BKF and John C. Siciliano dated October 31, 2006 (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10k for the period ended December 31, 2006).

Exhibit Number		Description

10.29	—	Separation Agreement between BKF and J. Clarke Gray dated October 31, 2006 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2006).

10.30	—	Employment agreement with Marvin Olshan dated November 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.31	—	Employment agreement with Harvey J. Bazaar dated November 12, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.32	—	Employment agreement with J. Clarke Gray dated November 12, 2007 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 10-Q for the period ended September 30, 2007).

10.33	—	Employment agreement with J. Clarke Gray dated March 7, 2007 (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2007).

10.34	—	Agreement by and among BKF Capital Group, Inc., Catalyst Fund, L.P. and Steven N. Bronson, Harvey J. Bazaar, Marvin L. Olshan, Ronald LaBow and J. Clarke Gray, dated August 28, 2008 (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on September 2, 2008)

10.35	—	Employment Agreement between BKF Capital Group, Inc. and Steven N. Bronson, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on October 14, 2008).

10.36	—	Copy of Sublease, dated December, 2008, by and between BKF Capital Group, Inc. and 1st United, LLC (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K filed on January 23, 2009).

10.37	—	Purchase Agreement, dated December 2, 2009, by and between BKF Capital Group, Inc. and Steven N. Bronson and Kimberly Bronson (incorporated by reference to Exhibit 10.37 of the Registrant’s Current Report on Form 8-K filed on December 7, 2009.)

10.38	—	Copy of form Sublease, dated March 1, 2010, by and between BKF Capital Group, Inc. and Lion Gables Realty Limited Partnership (incorporated by reference to Exhibit 10.38 on the Registrant’s Current Report on Form 8-K filed on March 8, 2010) .

10.39	—	Copy of Termination Agreement, between BKF Management Co., Inc. and RCPI LANDMARK PROPERTIES, L.L.C., dated as of December 31, 2010 (incorporated by reference to Exhibit 10.39 on the Registrant’s Current Report on Form 8-K filed on March 3, 2011).

10.40	—	Copy of Employment Agreement, between BKF Capital Group, Inc. and Maria Fregosi, dated March 1, 2011 (incorporated by reference to Exhibit 10.40 on the Registrant’s Current Report on Form 8-K filed on March 3, 2011)..

10.41	—	Copy of Employment Agreement, between BKF Capital Group, Inc. and Greg S. Heller, dated November 15, 2011 (incorporated by reference to Exhibit 10.41 on the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)..

10.42	—	Copy of Employment Agreement, between BKF Capital Group, Inc. and Maria Fregosi, dated August 1, 2012 (incorporated by reference to Exhibit 10.42 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012)..

10.43	—	Copy of License Agreement between BKF and Qualstar Corporation, dated March 1, 2014 (incorporated by reference to Exhibit 10.43 of the Company’s Current Report on Form 8-K filed on May 1, 2014.

10.44	—	Copy of License Agreement between BKF and Interlink Electronics, Inc., dated March 1, 2015 (incorporated by reference to Exhibit 10.44 of the Company’s Current Report on Form 8-K filed on March 4, 2015.

Exhibit Number		Description

14.1	—	Registrant's Code of Ethics revised as of December 31, 2007 (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K filed on March 13, 2008).

21.1	—	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 2000).

31*	—	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32*	—	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS * —	XBRL Instance Document
101.SCH * —	XBRL Taxonomy Extension Schema Document
101.CAL * —	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * —	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * —	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * —	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2015

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
April 29, 2015

/s/ Leonard Hagan

Leonard Hagan
Director
April 29, 2015

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BKF Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of BKF Capital Group Inc. (Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2014. BKF Capital Group Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKF Capital Group Inc. as of December 31, 2014 and 2013, and the results of its consolidated operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Excelsis Accounting Group

Excelsis Accounting Group

Reno, Nevada

April 29, 2015

F- 2

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	December 31	December 31
	2014	2013

Assets

Cash and cash equivalents	$3,052	$5,898
Investment in Qualstar and Interlink	2,848	952
Prepaid expenses and other assets	15	35
Total assets	$5,915	$6,885

Liabilities and stockholders' equity

Accrued expenses	$52	$33
Total liabilities	$52	$33

Commitments and Contingencies

Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,471,593 issued and outstanding as of December 31, 2014 and December 31, 2013	7,472	7,472
Additional paid-in capital	68,270	68,270
Accumulated deficit	(69,879)	(68,890)
Total stockholders' equity	5,863	6,852
Total liabilities and stockholders' equity	$5915	$6,885

See accompanying notes

F- 3

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013

Income:

Non-operating income:

Interest income	$6	$13

Other income	4	30

Gain on sale of securities	35	-
Total non-operating income	45	43

Total income	45	43

Expenses:
Employee compensation and benefits	114	179
Occupancy	26	66
Other operating expenses	160	463

Total expenses	300	708

Other income (expense)
Loss on equity investment	(734)	(2,073)
Other income	-	395
Total other income (expense)	(734)	(1,678)

Net Income/(Loss)	$(989)	$(2,343)

Income/(Loss) per share:

Basic and diluted	$(.13)	$(.31)

Weighted average shares outstanding basic and diluted	7,457,141	7,457,141

See accompanying notes

F- 4

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net income(loss)	$(989)	$(2,343)
Adjustments to reconcile net income (loss) to net cash used in operations:
Loss on investment in Qualstar and Interlink	734	2,073
Gain on sale of securities	(35)
Stock compensation expenses	-	15
(Increase)/Decrease in prepaid expenses and other assets	20	(9)
Increase/(Decrease) in accrued expenses	25	(2)

Net cash (used in) provided by operating activities	(245)	(266)

Cash flows from investing activities
Proceeds from sale of securities	44	-
Purchase of investment securities	(2,645)	(433)

Net cash (used in) investing activities	(2,601)	(433)

Net decrease in cash and cash equivalents	(2,846)	(699)
Cash and cash equivalents at the beginning of the year	5,898	6,597

Cash and cash equivalents at the end of the year	$3,052	$5,898

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

See accompanying notes

F- 5

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2014 and 2013

(Amounts in thousands)

	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance at December 31, 2012	$7,447	$68,280	$(66,547)	$9,180
Stock Compensation	25	(10)	—	15
Net loss			(2,343)	(2,343)

Balance at December 31, 2013	$7,472	$68,270	$(68,890)	$6,852

Net loss	—	—	(989)	(989)

Balance at December 31, 2014	$7,472	$68,270	$(69,879)	$5,863

See accompanying notes

F- 6

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

F- 7

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

The Company and its subsidiaries file consolidated Federal and combined state and local tax returns. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. Tax years 2011 and forward remain open to examination.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not to occur. The Company has recorded a valuation reserve of approximately $6 million and $5.7 million against its net deferred tax asset as of December 31, 2014 and December 31, 2013, respectively. The Company believes that it is not likely that this deferred tax benefit will be utilized within the statutory period allowed.

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

There were no common stock equivalents for the years ended December 31, 2014 and 2013.

Fair Values of Financial Instruments

The Company adopted FASB ASC 820-10-50, “Fair Value Measurements” . This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Recent Accounting Developments

In August 2014, the FASB issued ASU No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements-Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires a Company's management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

F- 8

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

3. Related Party Transactions

BKF occupies space pursuant to a license agreement, dated May 1, 2014 between BKF and Qualstar Corporation. BKF pays a license fee to Qualstar of $14,400 per annum, or $1,200 per month, for use of the space. Steven N. Bronson, BKF’s Chairman, CEO and majority shareholder, is also the CEO and President of Qualstar. The Company licensed a portion of its office to three companies affiliated with Steven N. Bronson. Specifically, Bronson & Co. LLC paid a license fee of $500 per month and 4net Software, Inc. and Ridgefield Acquisition Corp. each paid a license fee of $100 per month.

Prior to May 1, 2014, the Company has licensed a portion of its former office in Florida to three companies affiliated with Steven N. Bronson who is BKF's Chairman and President. Specifically, BKF licensed office space and use of facilities to Catalyst Financial, LLC n/k/a Bronson & Co. LLC, 4net Software, Inc. and Ridgefield Acquisition Corp. (collectively the "Licensees"). Specifically, Catalyst Financial paid a license fee of $2,000 per month and 4net Software, Inc. and Ridgefield Acquisition Corp. paid a license fee of $100 per month.

4. Investments

Qualstar Corporation:

  On July 3, 2013, Steven Bronson, BKF’s Chairman, was appointed the interim Chief Executive Officer and President of Qualstar Corporation (“Qualstar”). This resulted in the 18.3% of the Company’s ownership in Qualstar to be accounted for using the equity method, a change from available for sale, on the basis that BKF can assert significant influence over the operations of Qualstar.

The investment in Qualstar is accounted for using the equity method as prescribed by Accounting Standard Codification Section 323, under which the Company’s carrying amount of its investment in common stock of Qualstar is the initial cost adjusted for the Company’s share of Qualstar’s earnings and losses, and further adjusted for any distributions or dividends. At December 31, 2014 and 2013 the Company held 3,020,568 and 2,594,748 common shares of Qualstar, representing approximately 24.65% and 21.18% of the outstanding shares, respectively. The investment in Qualstar was approximately $649,000 and $902,000 at December 31, 2014 and December 31, 2013, respectively. The market value of the Company’s shares in Qualstar was approximately $4 million at December 31, 2014.

During the years ended December 31, 2014 and December 31, 2013, the Company recorded a loss on its investment in Qualstar of approximately $791,000 and $2,073,000, respectively.  These losses do not include the quarterly results of Qualstar as of December 31, 2014, as Qualstar’s financial statements are not typically available at the time we prepare our financial statements. Therefore, all balances related to the Company’s investment in Qualstar are recorded on a three month (quarterly) lag. This lag is consistent from period to period. The financial results for Qualstar’s quarters ended December 31, 2014 and December 31, 2013 were available prior to the preparation of our financial statements. If those results had been included the loss on equity investment would have been approximately $3,000 greater than what is reflected in our financial statements for December 31, 2014 and $53,000 greater than what is reflected in our financial statements for December 31, 2013.

F- 9

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014, our investment in Qualstar in the aggregate exceeded our proportionate share of the net assets of this equity method investee by approximately $2.6 million. This difference is not amortized.

A summary of financial information for Qualstar is as follows (in thousands):

Year Ended June 30,	2014	2013
Net revenues	$10,941	$12,642
Cost of goods sold	8,350	9,187
Gross profit	2,591	3,455
Total operating expenses	8,239	(13,866
Loss from operations	(5,648)	(10,411)
Other income	24	48
Loss before income taxes	(5,624)	(10,363)
Provision (benefit) for income taxes	-
Net loss	$(5,624)	$(10,363)

Year Ended June 30,	2014	2013
Current assets	$12,055	$14,046
Noncurrent assets	730	6,161
Total assets	$12,785	$20,207
Current liabilities	$3,645	$5,445
Other long-term liabilities	17	17
Total liabilities	$3,662	$5,462
Total shareholders’ equity	$9,123	$14,745

Interlink Electronics

At December 2014, the Company holds 335,293 shares of Interlink Electronics which represents approximately 11.4% of Internlink’s outstanding shares. Since, Steven Bronson, BKF’s Chairman is also the Chief Executive Officer of Interlink Electronics and can significantly influence the operational decisions at Interlink, the Company made a change in its accounting for this investment from available-for-sale securities to the equity method. The change in accounting methods did not have a material impact on the financial statements for the previously reported earnings-per-share.

The investment in Interlink Electronics is accounted for using the equity method as prescribed by Accounting Standard Codification Section 323, under which the Company’s carrying amount of its investment in common stock of Interlink is the initial cost adjusted for the Company’s share of Qualstar’s earnings and losses, and further adjusted for any distributions or dividends. At December 31, 2014 the Company held 335,293 common shares of Interlink, representing approximately 11.4% of the outstanding shares. The investment in Interlink was approximately $2,199,000 at December 31, 2014. The market value of the Company’s shares in Interlink was approximately $5.5 million at December 31, 2014.

F- 10

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2014, the Company recorded a gain on its investment in Interlink of approximately $57,000. This gain did not include the quarterly results of Interlink as of December 31, 2014, as Interlink’s financial statements are not typically available at the time we prepare our financial statements. Therefore, all balances related to the Company’s investment in Interlink are recorded on a three month (quarterly) lag. This lag is consistent from period to period. The financial results for Interlink’s quarters ended December 31, 2014 were available prior to the preparation of our financial statements. If those results had been included, the gain on equity investment would have been approximately $89,000 greater than what is reflected in our financial statements for December 31, 2014. As of December 31, 2014, our investment in Interlink in the aggregate exceeded our proportionate share of the net assets of this equity method investee by approximately $1.6 million. This difference is not amortized.

Year Ended December 31, 2014,	2014
Net revenues	$10,278
Cost of goods sold	5,200
Gross profit	5,078
Total operating expenses	3,530
Income from operations	1,548
Other expense	(14)
Income from continuing operations before income taxes	1,534
Income from discontinued operations	34
Provision (benefit) for income taxes	(13)
Net Income	$1,555

Year Ended June 30,	2014
Current assets	$5,566
Noncurrent assets	216
Total assets	$5,782
Current liabilities	$826
Other long-term liabilities	92
Total liabilities	$918
Total shareholders’ equity	$4,864

5. Income Taxes

As of December 31, 2014 the Company has a federal net operating loss (“NOL”) carryforward of approximately $12.4 million, the utilization of which is limited under IRS Code Section 382 due to changes in the ownership of the Company's stock. The Company also had a state net operating loss carryforward of approximately $5.4 million. The NOL carryforwards generated in the years 2005-2008 expire in 2025 thru 2028, and can be used at a rate of $344,000 per year based on Section 382 limitations. The NOL carryforwards generated in the years 2009 through 2014 expire in 2030 through 2033, and are not currently subject to Section 382 limitations.

Since it is not likely that deferred tax assets will be realized, no current tax benefit was recognized. Net deferred assets have been fully reserved.

F- 11

BKF CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, shown net in the deferred tax asset on the Consolidated Statements of Financial Condition, consisted of the following (dollar amounts in thousands):

	Year Ended
	December 31,
	2014	2013

Deferred tax assets:
Unrealized loss on investment	$1,609	$1,337
Net operating loss carryforward	4,650	4,560

Gross deferred tax asset	$6,259	$5,897

Deferred tax liabilities:
Deferred state income taxes	$(185)	$(164)

Gross deferred tax liabilities	$(185)	$(164)

Net deferred tax asset	$6,074	$5,733
Valuation reserve	(6,074)	(5,733)

	$—	$—

A reconciliation of income tax (benefit) with expected federal income tax expense (benefit) computed at the applicable federal tax rate of 35% is as follows (dollar amounts in thousands):

	Year Ended
	December 31,
	2014	2013

Expected income tax (benefit)	$(382)	$(905)
Increase/Decrease in income tax resulting from:
Other	41	(474)
Change in valuation reserve	341	1,379

Income tax expense	$—	$—

F- 12

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

F- 13