Form 10-Q
period 2015-03-31
BKF CAPITAL GROUP INC
filed 2015-05-13
CIK 9235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015.

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

(Address of Principal Executive Office) (Zip Code)

(805) 416-7054

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

☒ Yes ☐ No

As of May 8, 2015, 7,471,593 shares of the registrant's common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)

Assets
Cash and cash equivalents	$2,722	$3,052
Investment in Qualstar and Interlink	3,153	2,848
Prepaid expenses and other assets	14	15
Total assets	$5,889	$5,915

Liabilities and Stockholders' Equity

Accrued expenses	$27	$52
Total liabilities	27	52

Commitments and contingencies
Stockholders' equity
Common stock, $1 par value, authorized — 15,000,000 shares, 7,471,593 issued and outstanding as of March 31, 2015 and as of December 31, 2014	7,472	7,472
Additional paid-in capital	68,270	68,270
Accumulated deficit	(69,880)	(69,879)
Total stockholders' equity	5,862	5,863
Total liabilities and stockholders' equity	$5,889	$5,915

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Non Operating Income
Interest income	$1	$2

Total revenues	1	2

Expenses:
Employee compensation and benefits	25	25
Occupancy and equipment rental	4	5
Other operating expenses	4	34

Total expenses	(33)	(64)

Other income (expense)
Gain/(loss) on equity investments	31	(58)

Total other income (expense)	31	(58)

Net income/(loss)	$(1)	$(120)

Basic and Diluted Earnings Per Share	(0)	(.02)
Weighted average common shares outstanding	7,471,593	7,471,593

See accompanying notes

BKF CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three months Ended
	March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(1)	$(120)
Changes in operating assets and liabilities:
Gain / (loss) on equity investments	(31)	58
(Decrease) in accrued expenses	(25)	(13)
Net cash used in operating activities	(57)	(75)

Cash flows from investing activities
Purchase of investment securities	(273)	(450)
Net cash used in investing activities	(273)	(450)

Net decrease in cash and cash equivalents	(330)	(525)
Cash and cash equivalents at the beginning of the period	3,052	5,898

Cash and cash equivalents at the end of the period	$2,722	$5,373

Supplemental disclosure of cash flow information Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes

BKF CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2014.

In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

The Company operates through its wholly-owned subsidiaries, BKF Investment Group, Inc., formerly known as BKF Management Co., Inc. ("BIG") and BKF Asset Holdings, Inc. (“BKF Holdings”) all of which are collectively referred to herein as the "Company" or "BKF." The Company trades on the over the counter market under the symbol ("BKFG"). Currently, the Company plans to engage in the asset management business through its subsidiary BKF Advisors, Inc., which is a registered investment advisor in the State of California. BKF is also seeking to consummate an acquisition, merger or business combination with an operating entity to enhance BKF's revenues and increase shareholder value.

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

Services

During the quarters ended March 31, 2015 and March 31, 2014, the Company did not provide any investment advisory or asset management services nor did the Company act as a broker dealer.

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

2. Investments

a) Investment in Qualstar:

The investment in Qualstar is accounted for using the equity method as prescribed by Accounting Standard Codification Section 323, under which the Company’s carrying amount of its investment in common stock of Qualstar is the initial cost adjusted for the Company’s share of Qualstar’s earnings and losses, and further adjusted for any distributions or dividends. At March 31, 2015 the Company held 3,095,875 common shares of Qualstar, representing approximately 25.27% of the outstanding shares. The investment in Qualstar was approximately $705,000 at March 31, 2015. The market value of the Company’s shares in Qualstar was approximately $4.6 million at March 31, 2015.

During the quarter ended March 31, 2015, the Company recorded a loss on its investment in Qualstar of approximately $62,000.  These losses do not include the quarterly results of Qualstar as of March 31, 2015, as Qualstar’s financial statements were not available at the time we prepared our financial statements. Therefore, all balances related to the Company’s investment in Qualstar are recorded on a three month (quarterly) lag. This lag is consistent from period to period.

b) Investment in Interlink

At March 31, 2015, the Company holds 691,020 shares of Interlink Electronics which represents approximately 11.8% of Internlink’s outstanding shares. Since, Steven Bronson, BKF’s Chairman is also the Chief Executive Officer of Interlink Electronics and can significantly influence the operational decisions at Interlink, the Company made a change in its accounting for this investment from available-for-sale securities to the equity method. The change in accounting methods did not have a material impact on the financial statements for the previously reported earnings-per-share. The retroactive application of the equity method resulted in an immaterial change to retained earnings at March 31, 2014. In addition, the basic and diluted earning per share did not change.

The investment in Interlink Electronics is accounted for using the equity method as prescribed by Accounting Standard Codification Section 323, under which the Company’s carrying amount of its investment in common stock of Interlink is the initial cost adjusted for the Company’s share of Qualstar’s earnings and losses, and further adjusted for any distributions or dividends. At March 31, 2015 the Company held 691,200 common shares of Interlink, representing approximately 11.8% of the outstanding shares. The investment in Interlink was approximately $2.5 million at March 31, 2015. The market value of the Company’s shares in Interlink was approximately $6.2 million at March 31, 2015.

During the quarter ending March 31, 2015, the Company recorded a gain on its investment in Interlink of approximately $93,000. These gains do not include the quarterly results of Interlink as of March 31, 2015, as Interlink’s financial statements were not available at the time we prepared our financial statements. Therefore, all balances related to the Company’s investment in Interlink are recorded on a three month (quarterly) lag. This lag is consistent from period to period.

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

5. Control

As of March 31, 2015 Mr. Bronson beneficially owns 4,505,100 shares of the Company's common stock. Mr. Bronson's beneficial ownership represents approximately 60.3% of the Company's issued and outstanding shares of common stock. Accordingly, Mr. Bronson has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Thus, as a practical matter, Mr. Bronson may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of BKF Capital Group, Inc. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risks specifically enumerated in Company's Annual Report on Form 10-K for the year ended December 31, 2014, and the Company's actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

At March 31, 2015, the Company held 3,095,875 common shares of Qualstar consisting of 1,500,000 shares owned directly by the Company, and an additional 1,595,875 shares owned through BKF Asset Holdings, Inc., a wholly owned subsidiary of the Company, representing approximately 25.27% of the issued and outstanding shares of Qualstar. The Company holds the shares of Qualstar for investment purposes and is currently considering its options. On April 17, 2015, the Company transferred 1,500,000 shares of Qualstar common stock to BKF Asset Holdings, Inc., its wholly owned subsidiary.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations is based on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for BKF Capital Group, Inc. and Subsidiaries.

Income

Total income for the three months ended March 31, 2015, was $1,000 compared to $2,000 in the same period in 2014, the decrease of $1,000 was primarily due to other income.

Expenses

Total expenses for the three months ended March 31, 2015, was approximately $33,000, reflecting a decrease of 48% from $64,000 in expenses in the same period in 2014. The decrease was primarily related to a decrease in professional fees related to the proxy contest concerning Qualstar.

Other Income and Loss

For the three months ended March 31, 2015 the Company recorded a gain of approximately $31,000 on equity investments as compared to a loss of $58,000 for the three months ended March 31, 2014. This is the result of losses related to Qualstar of $62,000 being offset by income from Interlink of $93,000.

Net Income/Net Loss

Net loss for the three months ended March 31, 2015 was $1,000, as compared to a net loss of $120,000 in the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

BKF's current assets as of March 31, 2015, consist primarily of cash and investments.

While BKF has historically met its cash and liquidity needs through cash generated by operating activities, cash flow from current activities may not be sufficient to fund operations in the future. BKF will use a portion of its existing working capital for such purposes.

At March 31, 2015, BKF had cash and cash equivalents of $2.7 million, compared to $3.1 million of cash and cash equivalents at December 31, 2014.

OFF BALANCE SHEET RISK

There has been no material change with respect to the off balance sheet risk incurred by the Company since March 31, 2015.

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

Effective March 1, 2015 BKF Capital Group, Inc. (“BKF”) relocated its principal offices to 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 (the “Premises”). BKF occupies the Premises pursuant to a license agreement, dated March 1, 2015 (the “License Agreement”) between BKF and Interlink Electronics, Inc. (“Interlink”). BKF’s new telephone number is (805) 416-7054. Pursuant to the License Agreement, BKF licenses one furnished office at the Premises. BKF also has access to a telephone line and other services as described in the License Agreement. BKF shall pay a license fee to Interlink of $12,000 per annum, or $1,000 per month, for use of the Premises. Steven N. Bronson, BKF’s Chairman, CEO and majority shareholder, is also the Chairman, President and CEO of Interlink. A copy of the License Agreement is attached to the Company’s Current Report on Form 8-K, dated March 4, 2015, as Exhibit 10.43, and is incorporated herein by reference. Effective March 1, 2015, the Company licensed a portion of the Premises to two companies affiliated with Steven N. Bronson. Specifically, the Company licensed office space and use of the Premises to 4Net Software, Inc. and Ridgefield Acquisition Corp. for a license fee of $50 per month each.

Item 6. Exhibits.

a. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit
Number	Description

31* —	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32* —	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS* —	XBRL Instance Document
101.SCH* —	XBRL Taxonomy Extension Schema Document
101.CAL* —	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* —	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* —	XBRL Taxonomy Extension Label Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2015

BKF CAPITAL GROUP, INC.

By:	/s/ Steven N. Bronson
Steven N. Bronson,
Chief Executive Officer,
as Registrant's duly authorized
officer

EXHIBIT INDEX

The following exhibits are filed herewith:

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

